Form 10QSB
period 2001-09-30
VITAL LIVING INC
filed 2001-11-16
CIK 1145700

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2001Commission file number 000-
33211




                              VITAL LIVING, INC
           (Exact name of registrant as specified in its charter)



Nevada                                                           88-0485596
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification No.)

2800 South Rural Road
Tempe, Arizona                                                        85282
(Address of principal executive offices                          (zip code)



                               (480) 784-6700
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes       No       X

   As of September 30, 2001, there were 13,626,554 shares of common stock outstanding.

                                    INDEX

PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet
          as of September 30, 2001 and May 7, 2001              3

          Condensed Consolidated Statement of
          Operations three months ended September 30,
          2001 and the period January 22, 2001 (inception)
          to September 30, 2001                                 4

          Condensed Consolidated Statement of Cash
          Flows three months ended September 30,
          2001 and the period January 22, 2001 (inception)
          to September 30, 2001                                 5

          Notes to Condensed Consolidated Financial Statements 6-7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation     8

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                               10

     Item 2.   Changes in Securities                           10

     Item 3.   Defaults by the Company upon its
               Senior Securities                               10

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                10

     Item 5.   Other Information                               10

     Item 6.   Exhibits and Reports of Form 8-K                10

     SIGNATURES                                                11


                        ITEM 1.  FINANCIAL STATEMENTS

                             VITAL LIVING, INC.
                (formerly know as Nutritional Systems, Inc.)
                        (A Development Stage Company)

                           CONDENSED BALANCE SHEET

                                             September 30.       May 7,
                                                 2001             2001

                                               Unaudited        Audited
Assets
Current Assets:
Cash                                        $     54,404    $     7,170
Accounts receivable                                9,984             --
Due from affiliate                                27,569             --
Inventory                                         25,000        303,839
Prepaid expense and other current assets          36,333             --
Total current assets                             153,290        311,009

Equipment                                         70,822         66,288
Computer software                                 23,350         23,350
Accumulated depreciation                        (21,010)       (15,010)
                                                  73,162         74,628
Intangible asset                                  19,581         20,150
                                            $    246,033    $   405,787

Liabilities and shareholders' equity
Current liabilities:
Accounts payable                            $     29,528    $        --
Accrued liabilities                                4,739             --
Total current liabilities                         34,267             --
Shareholders' equity:
Preferred stock par $.001, 50,000,000
shares authorized
  no shares issued or outstanding                    --              --
Common stock $.001 par value 100,000,000
shares
  authorized 13,626,554 issued and                                   --
outstanding September 30,
  2001 and 11,526,554 issued and                  13,627         11,527
outstanding May 7, 2001
Paid-in capital                                  946,159        409,551
Deficit accumulated during the development     (748,020)       (15,291)
stage
                                                 211,766        405,787
                                            $    246,033   $    405,787


  The accompanying notes are an integral part of these financial statements

                             VITAL LIVING, INC.
                (formerly know as Nutritional Systems, Inc.)
                        (A Development Stage Company)


                           STATEMENT OF OPERATIONS
                                 (Unaudited)


                                             Three Months          Period of
                                                Ended            Inception
                                            September 30       (January 22,
                                                2001               2001)
                                                             To September 30,
                                                                   2001
Gross revenue                           $      39,141        $      55,541

Cost of goods sold                             15,457               20,820
Inventory write down to market value          262,626              262,626

Total cost of goods sold                      278,083              283,446

Gross profit (loss)                          (238,942)           (227,905)

Administrative expense:
    Labor costs                               151,920             193,790
    Office                                     52,371              55,046
    Organization costs                        150,000             150,000
    Professional fees                           2,174              24,246
    Rent                                        8,905              16,203
    Travel                                     20,906              26,832
    Miscellaneous                              38,439              53,998

    Total administrative expense              424,715             520,115

Net loss                                $    (663,657)   $       (748,020)


Basic and diluted earnings per share    $       (0.05)   $          (0.06)

Weighted average shares outstanding        13,010,000          12,468,000


  The accompanying notes are an integral part of these financial statements


                             VITAL LIVING, INC.
                (formerly know as Nutritional Systems, Inc.)
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                 Period of
                                             Three Months        Inception
                                                 Ended       (January 22, 2001)
                                             September 30     To September 30,
                                                 2001               2001
Operating activities:
   Net loss                                  $  (663,657)       $ (748,020)
Adjustments to reconcile net income to net
cash used in operating
 activities-
   Depreciation and amortization                   3,942             6,569
   Write down of inventory to market             262,626           262,626
Change in assets and liabilities:
   Accounts receivable                            (9,943)           (9,984)
   Due from affiliate                            (16,841)          (27,569)
   Inventory                                      15,333            16,213
   Prepaid expense and other assets              (27,249)          (36,333)
   Accounts payable                              (10,708)           29,528
   Accrued liabilities                             4,503             4,739
   Cash used in operating activities            (441,994)         (502,231)

Investing activities:
   Purchase of equipment                          (4,534)           (4,534)

Financing activities:
   Notes payable, net                            (72,610)               --
   Sale of common stock:
     Inception                                        --            15,500
     Asset purchase                                   --             6,961
     Stock sale                                  538,708           538,708
   Cash provided by financing activities         466,098           561,169

Increase in cash                                  19,570            54,404
Cash at beginning of period                       34,834                --
Cash at end of period                        $    54,404       $    54,404
Noncash investing activities:
   Acquisition of assets with common stock   $        --       $   398,617

Supplemental cash flow information:
   Interest paid                             $       934       $     1,059


  The accompanying notes are an integral part of these financial statements

                             VITAL LIVING, INC.
                (formerly know as Nutritional Systems, Inc.)
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 2001

Note 1 -Basis of Presentation

      The accompanying unaudited condensed financial statements at September 30, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2001 and results of operations and cash flows for the three months ended September 30, 2001 and the period of inception (January 22, 2001) to September 30, 2001. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in the company's audited financial statements for the period ended May 7, 2001.

Note 2 -Commitments and Contingencies

Going Concern
      The accompanying unaudited condensed financial statements at September 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future profitable operations. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 -Stock Transactions

      In July, 2001 the Company sold 2,100,000 shares of stock through a public offering registered under Nevada Revised Statutes 90.490, without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded be section 4(2) and 3(b) of the Securities Act and Regulation D promulgated thereunder. The Company sold the shares for $.28 per share and raised $588,000. After subtracting offering costs of approximately $49,300 the Company netted approximately $538,700.

                             VITAL LIVING, INC.
                (formerly know as Nutritional Systems, Inc.)
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 2001

     On July 31, 2001 the Board of Directors adopted and the shareholders approved the adoption of the Company's 2001 Stock Option Plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 2,500,000 shares of common stock. The options may be granted to employees, directors, strategic partners, distributors and consultants.

     On August 1, 2001, 180,000 options were granted with an exercise price of $.35 per share and vesting of 60,000 shares per year. On August 21, 2001, 2,000,000 options were granted at an exercise price of $.35 per share. On October 1, 2001, warrants were issued providing for the purchase of 1,750,000 shares of the Company's stock at $0.35 per share with a termination date of three years. The Company accounts for the options and warrants under Accounting Principles Board Opinion No. 25 under which no compensation cost has been recognized. Had the compensation cost been recognized in accordance with Financial Accounting Standards Board Statement No. 123 there would have been no effect on the Company's operating income.

Note 4-Merger

     On August 16, 2001 the Company merged with VCM Technology Limited (VCM) in a reverse acquisition merger. VCM was a reporting public shell with no material assets or liabilities and no operations. Pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, the Company is the successor issuer to VCM for reporting purposes under the Securities Exchange Act of 1934, as amended. The Company exchanged 5,062 shares of common stock to the sole stockholder of VCM in exchange for 100% of the issued and outstanding stock of VCM. The shares had not been issued as of September 30, 2001.

      On August 14, 2001 the Company amended its Articles of Incorporation to increase the authorized capitalization to 100,000,000 shares of common stock with a par value of $0.001 and 50,000,000 shared of preferred stock with a par value of $0.001.

Note 5-Inventory Writedown

     At September 30, 2001 the Company wrote its inventory down to the market value of the overall inventory. This was done because the inventory is valued at the lower of cost or market. The sales of the products in September were not as expected and the products are within six months of expiration.

Note 6- Leases

     The Company entered into an operating lease for office and warehouse space. The term of the lease is month to month with a minimum of 90 days needed to terminate the lease. The lease is with an affiliated entity of an officer of the Company. The monthly rent is $2,500 per month. Beginning May 7, 2002 the monthly rent will increase to $2,750 per month.

Note 7- Employment Agreements

      The Company has entered into employment agreements with certain of the Company's officers. The employment agreements provide for salaries aggregating $432,000 and $456,000 in fiscal 2001 and 2002, respectively. Some of the agreements with certain of the Company's officers contain warrants enabling the officer to purchase stock in the Company at $.35 per share over a specified term.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

Overview

     Vital Living, Inc., a Nevada corporation, formerly Nutritional Systems Inc., formed on January 22, 2001, acquired substantially all the assets of Vital Living, Inc., an Arizona corporation, in an arms length transaction, which included acquiring the name "Vital Living, Inc." Nutritional Systems subsequent to the Acquisition changed its name to Vital Living. Vital Living markets a line of nutritional products primarily through physician's groups.

Results of Operations for the three months ended September 30, 2001 and the period January 22, 2001 (inception) to September 30, 2001.

      Gross Revenues for the Company were $39,141 for the three months ended September 30, 2001 as compared to gross revenues of $55,541 for the period of inception of January 22, 2001 through September 30, 2001.

     The Company's net loss was $663,657 or $0.05 per share for the three months ended September 30, 2001 as compared to a net loss of $748,020 for the period January 22, 2001 (inception) to September 30, 2001. This net loss was primarily the result of an inventory write down of $262,626, organization costs of $150,000 and increased labor costs of $151,920 for the three months ended September 30, 2001 as compared to $193,790 for the period January 22, 2001 to September 30, 2001. This increased labor was associated with the requirement of additional contract labor as the result of clinical based studies required to perfect the nutritional line of products to be distributed through the physicians' channels.

     General and administrative expenses were $424,715 for the three months ended September 30, 2001, consisting of labor costs of $151,920, office expense of $52,371, organization costs of $150,000, professional fees of $2,174, rent expense of $8,905, travel expenses of $20,906 and miscellaneous expense of $38,439. The general and administrative expenses for the period January 22, 2001 to September 30, 2001 were $520,115 as compared to $424,715 for the three months ended September 30, 2001.

Liquidity and Capital Reserves

As of September 30, 2001 (Unaudited)

     As of September 30, 2001, the Company's assets were $246,033 and its current liabilities were $34,267. There was a decrease in assets of $159,754 between May 7, 2001 and September 30, 2001, primarily the result of the inventory write down of $262,626. This write down of inventory was the result of product which was initially designed for the retail market. After the focus of Company activity in the allopathic direction, there was a need for a more evidenced based, physician endorsed product. On May 7, 2001, the Company had working capital of $7,170 as compared to $54,404 on September 30, 2001. The Company raised $588,000 in a public offering registered in the State of Nevada under NRS 90.490, and pursuant to an exemption provided by Rule 504 of Regulation D. 2.1 Million shares of common stock were sold at a price of $0.28 per share, for a total of $588,000. Proceeds were utilized primarily for covering the legal and accounting costs associated with becoming reporting under the 34 Act and labor costs associated with the Company's clinical studies in reference to its product line being distributed through its physician contacts.

     The Company has continued to fund its deficit cash flow from private loans and the private placements of the Company's common stock. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses. The Company does not believe that its existing cash balance and internally generated funds from operations will provide the liquidity required to satisfy the Company's working capital needs and anticipated capital expenditures for the next fiscal year. In the event the Company is unable to generate capital from loans, the sale of stock, or revenues, the Company will be forced to cease operations until additional capital is available.

Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-QSB contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.
     None

Item 2.       Changes in Securities.
     Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of August 16, 2001 between Vital Living, Inc. ("Vital"), a Nevada corporation, and VCM Technology Limited ("VCM"), a Nevada corporation, Vital has acquired all the outstanding shares of common stock of VCM from the sole stockholder thereof in an exchange for 5,062 shares of 144 restricted common stock of Vital in a transaction in which Vital was the successor corporation. As of September 30, 2001, the shares had not been issued to the VCM stockholder. The Company anticipates the issuance of the shares to occur prior to December 31, 2001.

     Pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Vital is the successor issuer to VCM for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Act").

Item 3.       Defaults by the Company upon its Senior Securities.
     None.

Item 4.       Submission of Matter to a Vote of Security Holders.
     On July 31, 2001 the stockholders of Vital Living approved the following matters:
1) Authorization of an amendment to the Articles of Incorporation increasing the common stock, par value of $0.001, to 100,000,000 shares, and increasing the preferred stock, par value of $0.001, to 50,000,000.
2) Authorization to amend the Bylaws to include the office of Chief Executive Officer, as the highest ranking officer of the Corporation.
3) Authorization to increase the number of Board Members to a maximum of nine.
4) Authorization approving the implementation and adoption of the 2001 Master Stock Option Plan for a total of 2,500,000 shares.
5)   Authorization approving the Plan of Merger with VCM Technology Limited.
6) Authorization approving financing in the sum of up to $20,000,000 through the issuance of Series A and B Preferred Stock.

Item 5.       Other Information.

     Third Party Agreements executed during the quarter:

On August 21, 2001, the Company entered into an agreement with Arizona Heart Institute ("AHI"). Under the terms of the AHI agreement, AHI is to act in the capacity of a strategic partner in the distribution of Vital's products and AHI agreed not to promote or endorse any other line of nutritional products. Additionally, AHI will provide a marketing platform for the sale of Vital nutritional products by assisting in clinical trials, providing the AHI logo on the products, providing AHI's existing database, in additional to other assistance such as the introduction to competitive heart institutes. AHI, in addition to certain options set forth below will receive a 12% royalty on net revenue on sales to AHI patients, and 6% on net revenues from competitive heart institutes. The term of the agreement is 3 years. In addition to the royalty consideration, AHI has received options to purchase 1 million shares of Vital stock at $0.35 per share, subject to a vesting schedule. 600,000 to vest upon AHI agreeing to the logo material. 200,000 will vest when gross aggregate sales equal $1,000,000; an additional 200,000 will vest when gross aggregate sales equal $1.5 million. All shares issued under the option vesting above are subject to a one year lock-up prior to sale, from the date of vesting. A copy of the contract is filed as an exhibit to this filing.

     On August 21, 2001, the Company entered into an exclusive definitive sales and distribution agreement with Advanced Medical China ("AMC") to carry and sell the Vital Living product line. Under the terms of the AMC agreement, AMC is to act in the capacity of an exclusive distributor of Vital's products in China, Taiwan, and Hong Kong. The products will be purchased by AMC for a price 30% over Vital's cost. The term of the agreement is 5 years. In consideration for acting as the exclusive distributor in the above territories, AMC has received options to purchase 1 million shares of Vital stock at $0.35 per share, subject to a vesting schedule. 300,000 vested on August 21, 2001, the date of the agreement, however the shares are subject to recall by Vital if gross aggregate sales of the Products does not equal or exceed $2 million within the first 30 months. 100,000 will vest when gross aggregate sales equal $5,000,000; an additional 200,000 will vest when gross aggregate sales equal $8 million; an additional 200,000 will vest when gross aggregate sales equal $12 million; and the remaining 200,000 will vest when gross aggregate sales reach or exceeds $15 million. All shares issued under the option vesting above are subject to a one year lock-up prior to sale, from the date of vesting. A copy of the contract is filed as an exhibit to this filing.

     The Company has also entered into third party celebrity endorsement contracts as follow:

     On August 1, 2001, the Company entered into an agreement with William Kilmer to provide services to the Company as a "Celebrity Spokesman." In consideration for these services, Mr. Kilmer will receive 45,000 stock options at $0.35 per share that terminate in 4 years. The options vest 15,000 shares per year over three years, pro rata quarterly.

     On August 1, 2001, the Company entered into an agreement with Mark Hannah to provide services to the Company as a "Facilitator" for arranging the introduction and hiring of various Celebrity Spokespeople. In consideration for these services, Mr. Hannah will receive 45,000 stock options at $0.35 per share that terminate in 4 years. The options vest 15,000 shares per year over three years, pro rata quarterly.

     On August 1, 2001, the Company entered into an agreement with Babe Parilli to provide services to the Company as a "Celebrity Spokesman." In consideration for these services, Mr. Parilli will receive 45,000 stock options at $0.35 per share that terminate in 4 years. The options vest 15,000 shares per year over three years, pro rata quarterly.

     On August 1, 2001, the Company entered into an agreement with Earl Morrall to provide services to the Company as a "Celebrity Spokesman." In consideration for these services, Mr. Morrall will receive 45,000 stock options at $0.35 per share that terminate in 4 years. The options vest 15,000 shares per year over three years, pro rata quarterly.

     Employment Agreements executed during the quarter:

Bradley D. Edson, C.E.O.: On October 1, 2001, VITAL and Bradley D. Edson entered into an Employment Agreement. The term of employment is three (3)
years. Mr. Edson serves as Chief Executive Officer of VITAL. Mr. Edson shall receive a base salary of $180,000 per annum for the first year of employment, increasing to $204,000 per annum on the first anniversary of the signing of the agreement, and increasing to $228,000 on the second anniversary of the signing of the agreement. As an inducement for Mr. Edson to begin his employment with VITAL, VITAL issued Mr. Edson 1,000,000 warrants to purchase VITAL's common stock at $0.35 per share. The warrants are exercisable at any time and expire on the third anniversary of issuance.

Kenneth F. Lind, President: On October 1, 2001, VITAL and Kenneth F. Lind entered into an Employment Agreement. The term of employment is three (3) years. Mr. Lind serves as President of VITAL. Mr. Lind receives a base salary of $150,000 per annum. As an inducement for Mr. Lind to begin his employment with VITAL, VITAL paid Mr. Lind a $54,000 cash signing bonus, of which $27,000 has been paid and the remaining $27,000 is to be paid within one hundred twenty (120) days of the date of the agreement. Additionally, Mr. Lind already owned 750,000 shares of common stock, which is being held in escrow and some of which is subject to recall if certain conditions are not met. Mr. Lind immediately vested 320,000 shares of stock as of the date of the signing of the agreement. Mr. Lind will continue to vest an additional 20,000 shares per month, on the 15th of each month going forward for the following six consecutive months. Within the term of the employment agreement, at the time VITAL achieves a minimum of $25,000 of Pre-tax income in any calendar month Mr. Lind will vest an additional 155,000 shares. Within the term of the employment agreement, at the time VITAL achieves gross revenue of $1,000,000 within a 12 month trailing period, Mr. Lind will vest an additional 155,000 shares. As additional incentive for Mr. Lind to begin his employment, VITAL issued Mr. Lind 250,000 warrants to purchase VITAL's common stock at $0.35 per share. The warrants are exercisable at any time and expire on the third anniversary of issuance.

Eric Anderson, Executive Vice President of Business Development: On October 1, 2001, VITAL and Eric Anderson entered into an Employment Agreement. The term of employment is three (3) years. Mr. Anderson shall serve as Executive Vice-President of Business Development for VITAL. Mr. Anderson shall receive a base salary of $102,000 per annum. As an inducement for Mr. Anderson to begin his employment with VITAL, VITAL issued Mr. Anderson 200,000 warrants to purchase VITAL's common stock at $0.35 per share. The warrants are exercisable at any time and expire on the third anniversary of issuance.

     Certain Relationships and Related Party Transactions:

     Effective as of August 1, 2001, VITAL and Michael Edson entered into a Consultant Agreement. Michael Edson is the brother of Bradley D. Edson, who is the CEO of VITAL. Mr. Edson's responsibilities include the prospecting, establishing and servicing of various complementary and alternative practices as well as other proprietary distribution channels. To date he has initiated selling agreements with over 100 Physician offices and Specialty Health food stores. Mr. Edson has worked for the company since inception for no compensation, and since May 7, 2001 has applied the majority of his time to VITAL. A contract was formalized with Mr. Edson on August 1, 2001. The twelve-month contract calls for total compensation of $75,000 and is for the term of one year, beginning on August 1, 2001 and ending on July 31, 2002. As of September 30, 2001 Mr. Edson has been paid $62,250.



Item 6.       Exhibits and Reports on Form 8-K.
     8-K filed on October 1, 2001 - Merger with VCM Technology Limited

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VITAL LIVING, INC.
(Registrant)



     By: /S/ Brad Edson
     Brad Edson, C.E.O.


   Date: November 15, 2001

                                EXHIBIT TABLE

Exhibit                               Description
Number
(1)        N/A
(2)* Agreement and Plan of Merger between Vital Living, Inc. and VCM Technology Limited
(3)(i)*    Articles of Incorporation
           (a) Certificate of Merger between Vital Living, Inc. and VCM Technology Limited
           (b) Amended and Restated Articles of Incorporation for Vital Living, Inc.
(3)(ii)*   Bylaws
           (a)  Amended and Restated Bylaws for Vital Living, Inc.
(4)*       Instruments defining the rights of security holders:
(4)(i)*    (a)  Articles of Incorporation
           (b)  Bylaws
(5)        N/A
(8)        N/A
(9)        N/A
(10.1)     Agreement with American Heart Institute dated August 21, 2001
(10.2)     Agreement  with  Advanced Medical China, Ltd.  dated  August  21,
           2001
(10.3)     Employment agreement with Bradley D. Edson
(10.4)     Employment agreement with Eric Anderson
(10.5)     Employment agreement with Kenneth F. Lind
(10.6)     Consulting agreement with Howard Wernick
(10.7)     Consulting agreement with Michael Edson
(10.8)     Celebrity Endorsement Contract with Mark Hannah
(10.9)     Celebrity Endorsement Contract with William Kilmer
(10.10)    Celebrity Endorsement Contract with Babe Parilli
(10.11     Celebrity Endorsement Contract with Earl Morrall
(11)       N/A
(13)       N/A
(15)       N/A
(16)       N/A
(17)       N/A
(18)       N/A
(19)       N/A
(20)       N/A
(21)       N/A
(22)       N/A
(23)       N/A
(24)       N/A
(25)       N/A
(26)       N/A
(99.1)*    2001 Master Stock Option Plan
(99.2)     Office Lease Agreement

*Filed in Form 8-K on October 1, 2001