Form 10KSB
period 2001-12-31
VITAL LIVING INC
filed 2002-04-01
CIK 1145700

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2001

                      Commission file number 000-33211

                             VITAL LIVING, INC.
           (Exact name of registrant as specified in its charter)

Nevada                                                            88-0485596
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

2800 South Rural Road
Tempe, Arizona                                                         85282
(Address of principal executive offices)                          (zip code)

                Issuer's Telephone Number:    (480) 784-6700

       Securities registered under Section 12(b) of the Exchange Act:
                                    None

       Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $.001 par value
                              (Title if Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X      No

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [     ]

     The  number of shares of Common Stock, $0.001 par value, outstanding  on
February  12,  2002,  was  13,626,554  shares,  held  by  approximately   339
stockholders.

     The issuer's revenues for its most recent fiscal year ended December 31, 2001. $90,291

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 29, 2002 was $8,140,499.40

     Transitional Small Business Disclosure Format (check one):   Yes  ______
No    X

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Organization

     Vital Living, Inc., a Nevada corporation (the "Company" or "Vital Living") formerly Nutritional Systems, Inc., formed on January 22, 2001, acquired substantially all the assets of Vital Living, Inc., an Arizona corporation. After the acquisition of Vital Living assets by Nutritional Systems and the subsequent name change of Nutritional Systems to Vital Living, Inc., Vital Living, Inc. merged with VCM Technology Limited ("VCM"), A company reporting under the Securities and Exchange Act of 1934.

     Pursuant to the Agreement and Plan of Merger dated as of August 16, 2001 between the Company and VCM, the Company acquired all the outstanding shares of common stock of VCM from the sole stockholder in an exchange for 5,062 shares of Rule 144 restricted common stock of the Company in a transaction in which Vital Living was the successor corporation. The benefit provided to Vital Living was Vital Living's ability to immediately commence reporting under the Securities and Exchange Act of 1934 by assuming the reporting status of VCM, which in turn provided Vital Living the ability to file for quotation on the OTC:BB.

Introduction

     The Company designs, develops and intends to focus distribution of its science-based nutritional supplements ("nutraceuticals") through mainstream physicians. Vital Living's nutraceuticals are designed to be incorporated into a prescribed health regimen recommended by a physician.

     While American consumers spend billions of dollars a year on nutritional supplements, most of that spending is self-directed and not specifically recommended by physicians. Today, there is an increasingly persuasive body of evidence showing the efficacy of nutritional supplements and how important they can be in promoting health. Vital Living's strategy is to develop the optimal formulations of nutraceuticals based on the best scientific evidence and make a convincing case to the physician community that these nutraceuticals should be included as an integral part of their standard care for patients.

     The Company currently markets a line of "impact" (nutritional products that will have a positive impact on the general health and well being of a consumer in our opinion) nutritional products, through a proprietary chain of distribution to the targeted market of consumers aged 40 and above. Additionally, the Company intends to develop proprietary technology (technologies that are unique to Vital Living, such as products that can be clinically substantiated like those being developed with Arizona Heart Institute) and product distribution through the Mainstream Healthcare Physicians Medicine (the general practice of medicine today, such as a
Medical Doctor (MD) who would practice traditional "western medicine"), Complementary and Alternative Medicine [CAM] (a generally recognized classification of treatments other than those provided in allopathy by

Clinical Practitioners, including Naturopathic and Homeopathic Physicians and alternative health practitioners including chiropractors, nutritionists, doctors of Traditional Chinese Medicine and others) and traditional Natural Products distribution channels. These markets serve the core users of dietary supplements and address the unique challenges of product substantiation and differentiation by closely controlling marketing messages and effectively educating the target consumers. Further, the company intends to clinically substantiate products and technologies into this core distribution, while maximizing profitability with strategic supply chain management.

      In the reported period Vital Living has beta tested its marketing program to the naturopathic and homeopathic physicians and alternative health practitioners including chiropractors, nutritionists, doctors of traditional Chinese medicine and others. Additionally, Vital Living has entered into an agreement with the Arizona Heart Institute to mutually develop and market nutritional products to their patients. A distribution agreement has also been entered into with AHI Management Hong Kong, Ltd. to sell Vital Living's nutritional supplements through AHI Management Hong Kong, Ltd.'s established distribution channels. Currently Vital Living sells its Vital Living Pack which is a daily multi-nutrient system to an ongoing customer base in addition to several of its other products.

     The following presents overviews of products, services and marketplaces that the Company intends to pursue. Management is in the process of identifying other synergistic acquisitions and or strategic partners to successfully compete in its targeted market segments.

State of the Market

     Dietary  supplement  use  is  at an all-time  high.   According  to  the
Nutrition Business Journal, 70% of the adult American population uses supplements, with 34% of the population identifying themselves as regular consumers, averaging 1.3 purchases monthly. The market has grown from nearly $6 billion USD in 1990 to more than $17.5 billion in 2000. Since the explosive growth of the market with the advent of the Dietary Supplement Health Education Act (DSHEA) in 1994, the market has experienced an increase in competition and more price sensitivity, while several segments continue to see very strong growth.

     The Company recognizes that the nutritional supplement market faces several challenges. These include the following assumptions:

* The mass-market food and drug market is saturated with products that have little brand recognition or loyalty

* The costs involved in acquiring retail shelf space is prohibitive except for the most-established of brands

* Marketers of supplements continue to deliver conflicting messages regarding quality and efficacy, resulting in consumer confusion and serious consumer concern regarding the benefits of quality ingredients, well-designed formulations, and optimum dosages

* Dietary supplements are often marketed via media hype, resulting in short life-cycles and neglect of concern for the consumer's present and long-term health needs

* Retail price alone has emerged as the key differentiator among brands for many consumers, especially in the mass retail, catalog and internet segments, rather than addressing individual health benefits through consumer education

     Therefore, the Company will expand its current consumer presence into channels where Vital Living's marketing messages are most directly delivered to the consumer, such as a practitioner or health food retailer relaying Vital Living's message of quality directly to the consumer. Vital Living intends to avoid channels such as drug stores, because the consumer does not receive product information in this channel from the retailer, but rather must rely on advertising messages, which would require a significant increase in advertising expenditures.

     The Company intends to direct its marketing strategy to focus on the healthcare delivery environments (locations in which healthcare is provided, such as hospitals, institutes, clinics and practitioners' offices), including Mainstream Healthcare Physicians, CAM and Traditional Natural Products channels where a number of substantial benefits can be realized:

* Health institutes and clinics, physicians, dispensing health care professionals and knowledgeable retailers can offer products in an environment more conducive to serious promotion of health concerns, including; a healthy diet, overall wellness, longevity and quality of life

*    Consumer trust is reinforced and brand loyalty is established

"The Mainstream Healthcare Physicians  (MD) Market"

     Considered the most coveted and most challenging market for growth in nutrition is the MD market. The pharmaceutical model has not only developed this channel into the strongest and most profitable segment treatment for drug therapies, it has also long been an opponent of the holistic nutrition model (nutrition that is encompassed by the view of Holism, that an organic or integrated whole has a reality independent of and greater than the sum of its parts). Yet due to the pervasive use of nutrition and the ever-increasing amount of clinical research substantiating nutritional supplement alternatives, the MD market recognizes that it will have to address nutrition in the near future.

     The company has thus made an enormous step forward in this market by identifying and forging a relationship with a forward-thinking institution recognized internationally for its leadership role in modern health therapy.

     The company has entered into an exclusive definitive agreement with the Arizona Heart Institute ("AHI") that will commit them to marketing a jointly developed nutritional supplement, based on existing company nutritional technologies and substantiated natural compounds, to help with pre and post operative patient recovery. Under the terms of the AHI agreement, AHI is to act in the capacity of a strategic partner in the distribution of Vital Living's products and AHI agreed not to promote or endorse any other line of nutritional products. Additionally, AHI will provide a marketing platform for the sale of Vital Living's nutritional products by assisting in clinical trials, providing the AHI logo on the products, providing AHI's existing database, in additional to other assistance such as the introduction to competitive heart institutes. AHI, in addition to certain options set forth below will receive a 12% royalty on net revenue on sales to AHI patients, and 6% on net revenues from competitive heart institutes. The term of the agreement is 3 years. In addition to the royalty consideration, AHI has received options to purchase 1 million shares of Vital Living stock at $0.35 per share, subject to a vesting schedule. 600,000 to vest upon AHI agreeing to the logo material. 200,000 will vest when gross aggregate sales equal $1,000,000; an additional 200,000 will vest when gross aggregate sales equal $1.5 million. All shares issued under the option vesting above are subject to a one year lock-up prior to sale, from the date of vesting.

     Additionally, the Company has entered into an exclusive definitive sales and distribution agreement with AHI Management Hong Kong, Ltd. ("AHI Management Hong Kong, ") to carry and sell the Vital Living product line. Under the terms of the AHI Management Hong Kong agreement, AHI Management Hong Kong is to act in the capacity of an exclusive distributor of Vital Living's products in China, Taiwan, and Hong Kong. The products will be purchased by AHI Management Hong Kong for a price 30% over Vital Living's cost. The term of the agreement is 5 years. In consideration for acting as the exclusive distributor in the above territories, AHI Management Hong Kong has received options to purchase 1 million shares of Vital Living stock at $0.35 per share, subject to a vesting schedule. 300,000 vested on August 21, 2001, the date of the agreement, however the shares are subject to recall by Vital Living if gross aggregate sales of the Products does not equal or exceed $2 million within the first 30 months. 100,000 will vest when gross aggregate sales equal $5,000,000; an additional 200,000 will vest when gross aggregate sales equal $8 million; an additional 200,000 will vest when gross aggregate sales equal $12 million; and the remaining 200,000 will vest when gross aggregate sales reach or exceeds $15 million. All shares issued under the option vesting above are subject to a one year lock-up prior to sale, from the date of vesting.

"The Complementary and Alternative Medicine (CAM) Market Place"

     Clinical Practitioners including Naturopathic and Homeopathic Physicians (Naturopathic Physicians practice science-based natural medicine, integrating the scientific and holistic viewpoints. Homeopathic Physicians practice the art and the science of healing the sick by using substances capable of causing the same symptoms, syndromes and conditions when administered to healthy people) and alternative health practitioners including chiropractors, nutritionists, doctors of Traditional Chinese Medicine and others are often the practitioners health seekers go first when confronted with symptoms of disease and degeneration caused by the aging process, particularly when they feel their needs are not being met by the traditional Mainstream Healthcare Physicians model.

     The U.S. CAM channel accounts for almost $1 billion per year in retail sales of nutritional products, and is the strongest growth segment in the natural products industry. CAM has enjoyed a compound annual growth rate of about 20% since the early 90's. Sales of supplements by practitioners have increased from $350 million to $1 billion in 1999. While the numbers of practitioners selling supplements is growing, there is considerable scope for enormous growth. In fact Nutrition Business Journal forecasts a minimum of 10-12% annual growth into 2005.

     Increasingly, patients are discovering that doctor's orders include vitamins, minerals, herbs and other nutritional supplements. It's common knowledge amongst Industry insiders that MD's are the fastest growing users of supplementation. They are increasing their knowledge base as their patients come in and ask questions and want answers. Still chiropractors command the largest market share with 32%, medical doctors 19% and naturopaths 8%.

     The company is currently in Beta testing with practitioners in several cities (Phoenix, Tucson, Flagstaff, Sedona, Cottonwood, and Prescott) that provide value added services in the form of:

*    Bone Density Screening and Nutrient Testing for patients

*    Health & Wellness Communication and Health Assessment devices

* Physician and Patient Targeted Market Research to Evaluate Products and Technologies for the channel

     The Company has developed a comprehensive line of nutritional supplements that meet the particular needs of health conscious "Baby Boomers" and "Integrative Wellness Seekers." The Company's products are successfully being used monthly and endorsed by a variety of professional sports legends, including such NFL Quarterback legends as Babe Parilli, Billy Kilmer, Mark Hannah and Earl Morral - all of whom resonate with the target mature audience.

     All products are formulated under the direction of a nutrition advisory board and a scientific advisory board that includes, among others, PhDs and MDs. These boards insist that all formulations utilize only credible, clinically proven ingredients at the dosage levels proven to work and accredited via credible clinical trials. All products are manufactured under the same, strict guidelines required in the pharmaceutical industry and every effort has been made to ensure highest quality, meaningful, effective potency and product freshness.

      Included within the advisory boards are three physicians, Michael Davidson, M.D., Howard B. Wernick, MD, and Harold A. Stein, MD. The advisory board meets on an as needed basis, however generally not less than every 6 months.

     Dr. Davidson, a board-certified cardiologist and Chairman of the Scientific Advisory Board, is the Executive Medical Director of Protocare Trials and CEO of the Chicago Center for Clinical Research. He is also an associate professor in the Department of Medicine and Director of the Preventive Cardiology Center at Rush-Presbyterian-St. Luke's Medical Center, where he directs the multiple risk factor reduction lipid clinic. As a prolific author and lecturer on lipid disorders, nutrition, and atherosclerosis, Dr. Davidson has coordinated over 500 clinical trials in areas of preventive cardiology and has published more than 100 articles in medical journals, including the Journal of the American Medical Association, the Journal of the American College of Cardiology, Circulation, and

Atherosclerosis. Dr. Davidson is a fellow of the American College of Cardiology and the American College of Chest Physicians. He holds a medical degree from Ohio State University in Columbus and has completed a cardiology fellowship at Rush-Presbyterian-St. Luke's Medical Center in Chicago. In consideration for his assistance on the Vital Living Scientific Advisory Board, Dr. Davidson has a two year consulting agreement wherein he was issued 200,000 options at $1.00 per share, which vest over 16 months.

     Dr. Howard Wernick graduated from the University of Toronto Medical School in 1958 and has been a family practice doctor for the past 40 years. Dr. Wernick currently serves as Chairman for Vital Living's Nutritional Advisory Board. Dr. Wernick is a member of the American Academy of Anti-Aging Medicine, Arizona Medical Association, Maricopa County Medical Society, Ontario Medical Association and the American Medical Association. Dr. Wernick is also author of "Seven Silver Bullets, A consumer's Guide to Vital Health & Longevity." In consideration for his assistance on the Vital Living Nutritional Advisory Board Dr. Wernick has a three year consulting agreement wherein he was issued 300,000 warrants at $0.35 per share, which are fully vested.

     Dr. Harold Stein graduated from medical school in 1953. After completing an internship at Mount Sinai Hospital in Toronto, he received a fellowship to study ophthalmology and ophthalmic surgery at the Mayo Clinic in Rochester, MN. Dr. Stein is the author and/or co-author of several textbooks. He is on the editorial board of several international ophthalmic journals. Currently Dr. Stein does not have an agreement for compensation for serving on the Vital Living Nutritional Advisory Board.

     The   line  of  products  address  specific  needs  including:   general
nutrition with a complete multi-vitamin, herb, mineral, antioxidant and enzyme formulation; a bone health product including highly absorbable calcium for bone health and ipriflavone (a dietary supplement that is a non-hormonal and has been shown to maximize bone mineral density and inhibit bone loss when taken with calcium), clinically proven to improve bone health and impede bone loss; a proprietary enzyme blend to promote more complete digestion; a supplement that promotes eye health and addresses concerns regarding macular degeneration; a supplement that promotes steady, necessary supplies of oxygen, glucose and nutrients to the brain to help maintain mental clarity & sharpness; a supplement containing isoflavones to lower the incidence of menopausal symptoms; a saw palmetto (a dietary supplement providing fatty acids, sterols, and esters, traditionally used for benign enlargement of the prostate. It was also used to treat chronic urinary tract infections) product containing pumpkin seed, stinging nettle (a dietary supplement confirmed by a number of studies to symptomatic relief of enlarged prostate, such as frequent urination and weak urinary flow) and other clinically proven ingredients to assist in promoting a healthy prostate among men; Glucosamine Sulphate (a dietary supplement that provides the joints with the building blocks they need to repair damage caused by injuries. Specifically, glucosamine sulfate provides the raw material needed by the body to manufacture a mucopolysaccharide (called glycosaminoglycan) found in cartilage), MSM (a dietary supplement that may help inhibit pain impulses, promote blood flow and reduce inflammation of tissues. It has also been researched for use as a pain reliever and anti-inflammatory treatment), and Sea Cucumber supplement combined with anti-inflammatory compound to rebuild cartilage in affected joints while relieving inflammation and corresponding pain; and two topical lotions with Capsaicin (an extract from Cayenne Pepper that blocks pain by interrupting the production of substance P. Capsaicin is typically used in topical pain-relieving lotions for temporary relief of muscle and joint pain) (.033 and .099% strengths) with other proven anti-inflammatory ingredients to provide immediate relief for muscle aches, sprains and joint pain commonly associated with arthritis.

"Sales, Infrastructure and Distribution"

     The company continues to market to it's "Beta Test" group of M.D.'s, Chiropractors, and other clinical practitioners. We expect that this channel will grow, although we have shifted our marketing strategy and core business development to include "mainstream healthcare physicians, disease specific institutes and hospitals". We anticipate that upon successful testing and product development that this channel will become the company's core platform for future growth.

      The Company maintains its executive offices and warehouse facilities at 2800 South Rural Road, Tempe, Arizona. The monthly lease obligation on this facility is $2,500 and will increase to $2,750 per month beginning May 7, 2002. The 2,500 square foot facility consists of executive offices, storage space, mailroom space, restrooms and lunchroom. Included in the lease facility is miscellaneous office equipment such as telephone equipment, copiers, office furniture, computer equipment and related installed software. Vital Living currently packages and ships from this facility. The products are warehoused at local facilities while pending shipping to the customer. In management's opinion, the current offices and related facilities are more than adequate for Vital Living's current operations and should provide enough space through Fiscal Year 2002. Management also believes the building is in adequate condition for office and storage use, and will require no substantial improvements through Fiscal Year 2002 or later. Additionally, Vital Living has use of executive offices at 6265 S. Stevenson Way, Las Vegas, Nevada, consisting of an office and use of conference facilities provided on a month to month basis. These facilities are provided to Vital Living without charge as a result of the relationship between the CEO of Vital Living and associates in Las Vegas.

      The  Company  maintains  insurance with  General  Southwest  Insurance, insuring the Company under a General Liability policy of insurance. Additionally, the Company maintains a Directors and Officers liability policy.

     The Company is in the early stages of due diligence on several potential acquisition targets. Any one of which will be synergistic with the goals outlined in the Company's business plan. Additionally, the Comapny will add infrastructure to enhance supply chain management, add additional practitioner dispensing locations and possibly broaden our existing product line-up.

Marketing and Distribution Strategies

      In contrast with nationally advertised brand manufacturers, which focus primarily on the consumer, Vital Living's strategy is to build relationships with mainstream healthcare physicians, hospitals, health and medical institutes and mainstream healthcare physicians.. The Company is taking a more comprehensive approach to its distribution arrangements with the practitioners, offering a comprehensive relationship, that includes not only superior product, but education, novel technologies (new nutritional technology, such as a clinically proven formulation developed with AHI), marketing materials, financing, testing, communication with their proprietary databases and ongoing support.

     The Company is currently in discussions with companies that distribute and sell to the clinical practitioner market to increase current volumes. There can be no assurance that these discussions will result in formal agreements.

     Until the Company establishes additional lines of distribution, Vital Living is dependent upon its relationship with the Arizona Heart Institute and AHI Management Hong Kong. These are the only institutions that have executed agreements with Vital Living. Its is anticipated that the agreements with Arizona Heart Institute and AHI Management Hong Kong will continue for the duration of their contracts, three and five years respectively.

Source and Availability of Raw Materials

      The principal raw materials used in the manufacturing process are natural ingredients purchased from manufacturers primarily in the United States, with certain materials imported from other countries. These raw materials are purchased by our manufacturer, Cornerstone Nutritional Labs, who maintains the responsibility for documenting all certificates of analysis for the materials in accordance with their Good Manufacturing Practices and guidelines. The Company believes that the materials purchased from suppliers are readily available from numerous sources and that the loss of these suppliers would not adversely affect its operations.

Quality Control

     Finished products are purchased from our manufacturer, which maintains a modern quality control laboratory and testing facility. When products are ready for bottling automated equipment counts the tablets or capsules, inserts them into bottles, applies a cap, which includes a tamper-resistant inner seal, affixes a label and adds a tamper-resistant outer safety seal. All of this is done by our manufacturer according to Good Manufacturing Practice regulations (GMP) for dietary supplements. Again, the company believes it will develop and execute a "supply chain" management philosophy to add increased efficiencies.

Government Regulation

     The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the United States Environmental Protection Agency. These activities are also regulated by various agencies of the states, localities, and countries in which the Company's products are sold. In addition, the Company's Manufacturer, holds a GMP (Good Manufacturing Practices) Certificate from the State they reside in.

     The Dietary Supplemental Health and Education Act ("DSHEA") recognizes the importance of good nutrition and the availability of safe dietary supplements in preventive health care. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, as a new category of food, separate from conventional food. Under DSHEA, the FDA is generally prohibited from regulating such dietary supplements as food additives or drugs. It requires the FDA to regulate dietary supplements so as to guarantee consumer access to beneficial dietary supplements, allowing truthful and proven claims. Generally, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. However, new dietary ingredients (those not used in dietary supplements marketed before October 15, 1994) require premarket submission to the FDA of evidence of a history of their safe use, or other evidence establishing that they are reasonably expected to be safe. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredient that the Company may decide to use, and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring the FDA pre-approval based on newly conducted, costly safety testing. Also, while DSHEA authorizes the use of statements of nutritional support in the labeling of dietary supplements, the FDA is required to be notified of such statements, and there can be no assurance that the FDA will not consider particular labeling statements used by the Company to be drug claims rather than acceptable statements of nutritional support, necessitating approval of a costly new drug application, or relabeling to delete such statements.

     DSHEA also authorizes the FDA to promulgate good manufacturing practice regulations ("GMP") for dietary supplements, which would require special quality controls for the manufacture, packaging, storage and distribution of supplements. The Company believes that its facilities and those of independent third party manufacturers have completed significant facility renovations that should allow the Company to comply with the new regulations. DSHEA further authorizes the FDA to promulgate regulations governing the labeling of dietary supplements, including claims for supplements pursuant to recommendations made by the Presidential Commission on Dietary Supplement Labels. Such rules, which were issued on September 23, 1997, entail specific requirements relative to the labeling of the Company's dietary supplements. The rules also require additional record keeping and claim substantiation, reformulation, or discontinuance of certain products, which could have a material expense to the Company.

     In addition, the Company cannot predict whether new legislation or regulations governing the Company's activities will be enacted by legislative bodies or promulgated by agencies regulating the Company's activities, or what the effect of any such legislation or regulations on the Company's business would be.

     This governmental oversight is fundamentally important to the overall growth and longevity of the dietary supplement market. Not only does regulation increase product quality, efficacy and safety, it also heightens the playing field against unscrupulous manufactures that cut corners by failing to meet label claims for actives, substitute inferior and dated raw materials and manufacture in facilities that can put public health at risk.

Trademarks

     Vital Living owns trademarks registered with the United States Patent and Trademark Office and with agencies in certain other major jurisdictions of the world for its Vital LivingTM, Vital PackTM, Vital FlexTM, Osteo VitalTM, Vital FocusTM and Vital MindTM brands. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. Vital Living believes that its registered and unregistered trademarks and other proprietary rights are valuable assets and believes they have significant value in the marketing of its products. Vital Living vigorously protects its trademarks against infringement.

     Unlike copyrights or patents, trademark rights can last indefinitely if the owner continues to use the mark to identify its goods or services. The term of a federal trademark registration is 10 years, with 10-year renewal terms. A renewal application for a trademark registration cannot be filed until at least 6 months prior to the expiration of the trademark registration. However, between the fifth and sixth year after the date of the initial registration, the registrant must file an affidavit or declaration setting forth the following information in order to keep the registration alive.

(1) An affidavit or declaration, which must include a specific list of the goods or services recited in the registration, averring that the registrant is still using the mark on or in connection with the goods or services listed;

(2) A specimen showing how the mark is currently in use with the goods or services identified, e.g., a tag, label or package for goods, or an advertisement for service; and

(3)  the required filing fee.

     If no affidavit or declaration is filed, the registration is canceled. Additionally there is no advance notice from the Office that the Affidavit or Declaration of Continued Use must be filed by a certain date.

Research and Development

     Vital Living does not currently conduct primary research for the development of new ingredients. Instead, Vital Living's research efforts are focused on developing, testing and scientifically substantiating the efficacy of new products in response to market trends and consumer demands. Vital Living's staff also intends to continually reformulate existing products in response to changes in nationally advertised brand formulas in order to maintain product comparability.

     Vital Living believes that flexibility and innovation with respect to new products are crucial factors in competing for market share in the field of nutritional supplements. By monitoring market trends and by avoiding short-lived "fad" items, the Company is able to anticipate significant consumer demand for certain types of products. The Company develops high-quality new products on an ongoing basis, capitalizing on the emerging science relative to nutritional products, as well as shifts in consumer demand. As a result of its recent formation, the Company did not spend any funds on research and development for the period ended December 31, 2001.

Competition

     The market for vitamins and other nutritional supplements is highly competitive in Vital Living's channels of distribution. For sales to supermarkets and mass merchandising chains, Vital Living's Vital Pack AM/PM, Osteo Vital, Vital Sorb, Vital Focus, Vital Mind, Vital Flex, Female Vital, and Male Vital brands compete with numerous brands of larger vitamin distributors and manufacturers such as Your Life(R), Nature Made(R), Sundown(R) and Nature's Bounty(R), which are brands of Leiner Health Products Group, Inc., Pharmavite Corp., Rexall Sundown, Inc. and NBTY, Inc., respectively. Additionally, Vital Living's products compete directly with IVC Industries' Fields of Nature, LiquaFil, Rybutol, and Nature's Wonder. IVC Industries is engaged in the manufacturing, packaging and sale and distribution of branded and store brand (private label) vitamins and nutritional supplements.

     In addition, Vital Living competes with the more heavily advertised national brands, which are manufactured by large pharmaceutical companies. The marketplace for private label business is extremely price sensitive with service levels, quality, innovative packaging, marketing and promotional programs and uniqueness of products being the key factors influencing competitiveness.

     Vital Living believes that there are also numerous companies competing for health food and independent drug store customers in its geographical markets such as Desert Health Products, Inc. of Scottsdale Arizona. As most companies are privately held, Vital Living is unable to precisely assess the size of its competitors or where it stands with respect to sales volume in comparison to its competitors. Although all of these competitors are substantially larger than the Company and have greater financial resources, the Company believes that it will be able to compete favorably with the vitamin and nutritional supplement companies primarily based upon Vital Living's direct distribution approach through physicians desirable of having a nutritional line of products to supplement the medical aspects of their practice.

Personnel

     As  of  the  date of this filing, the Company has 4 full time  employees located  at  its  headquarters in Tempe, Arizona. None of its  employees  are subject to any collective bargaining agreements however, the company's key management have entered into employment agreements with the Company. Vital Living does not expect a significant change in the number of employees over the next 12 months as a result of our ability to utilize contract labor for areas of need.

      Our proposed personnel structure can be divided into three broad categories: management and professional, administrative, and project personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, as employees are engaged in various functions as projects and work load demands. Our CEO handles our company vision and financial functions; our President handles day to day operations; and our Vice President of Business Development handles marketing and product development. Additionally, we have an administrative assistant who assists the officers of the company in day to day activities, and we have one sales person involved in establishing sales contacts for the company.

     We are dependent upon the services of Bradley D. Edson, CEO, Kenneth Lind, President and Martin J. Gerst, Secretary/Treasurer. Our future success also depends on our ability to attract and retain other qualified personnel, for which competition is intense. The loss of either of the above individuals or our inability to attract and retain other qualified employees could have a material adverse effect on us. We currently do not have key man insurance to cover the loss of any of these individuals.

Risks

     While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

      Our audited financial statement have been prepared assuming that will will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company maintains its executive offices and warehouse facilities at 2800 South Rural Road, Tempe, Arizona. The monthly lease obligation on this facility is $2,500 and will increase to $2,750 per month beginning May 7, 2002. The 2500 square foot facility consists of executive offices, storage space, mailroom space, restrooms and lunchroom. Included in the lease facility is miscellaneous office equipment such as telephone equipment, copiers, office furniture, computer equipment and related installed software. Vital Living currently packages and ships from this facility. The products are warehoused at local facilities while pending shipping to the customer. In management's opinion, the current offices and related facilities are more than adequate for Vital Living's current operations and should provide enough space through Fiscal Year 2002. Management also believes the building is in adequate condition for office and storage use, and will require no substantial improvements through Fiscal Year 2002 or later. Additionally, Vital Living has use of executive offices at 6265 S. Stevenson Way, Las Vegas, Nevada, consisting of an office and use of conference facilities provided on a month to month basis. These facilities are provided to Vital Living without charge as a result of the relationship between the CEO of Vital Living and associates in Las Vegas.

ITEM 3.   LEGAL PROCEEDINGS

     Vital Living may from time to time be involved in routine legal matters incidental to its business; however, at this point in time it is currently not involved in any litigation, nor is it aware of any threatened or impending litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Majority Consent of Stockholders of Vital Living was signed on July 31, 2001 and the following was approved by the majority stockholders.

* The Corporation's Articles of Incorporation be amended to increase the capitalization to 100,000,000 shares of common stock at $0.001 par value and 50,000,000 shares of preferred stock at $0.001 par value;

* The Corporation's Bylaws should be amended to add the office of the Chief Executive Officer which will be the highest ranking officer of the Corporation;

*    To increase the number of Board Members to a maximum of nine (9);

* The Corporation shall institute a 2001 Master Stock Option Plan for a total of 2,500,000 shares, which options to be granted by the Board of Directors;

*     The  Corporation shall enter into an Agreement and Plan of Merger  with
VCM   Technology  Limited,  with  Vital  Living,  Inc.  being  the  surviving corporation and successor issuer; and

* The Corporation shall receive financing in an amount up to $20,000,000 through the issuance of Series A and B Preferred Stock.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company has commenced trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

     As of the date of this filing, there is a limited public market for the Company's securities. As of February 12, 2002, the Company had 339 stockholders of record. The Company has paid no cash dividends. The Company has 2,455,000 outstanding options, and 2,400,000 warrants.

     Within the following twelve months, the Company anticipates filing a registration statement under the Securities Act of 1933 to register shares of common stock underlying warrants that are to be issued, upon conversion, to holders of the Company's 10% Series A Preferred Stock.


            Fiscal Year 2001 Equity Compensation Plan Information

                                 Number of
                                securities
                               awarded plus
                                 number of
                                securities
                               to be issued
                   Number of       upon        Number of
                  securities    exercise of   securities     Number of
                  authorized      options    to be issued    securities
                      for         granted        upon        remaining
                   issuance       during      exercise of  available for
                   under the    fiscal year   outstanding      future
  Name of Plan       plan          2001         options       issuance
2001 Stock
Option Plan        2,500,000     2,180,000     2,180,000      320,000

Recent Sales of Unregistered Securities

     In July 2001, the Company completed a public offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by Section 3(b) of the Securities Act and Regulation D promulgated thereunder. On June 26, 2001, the Company received a letter of effectiveness for its registration filed under NRS 90.490 with the State of Nevada Securities Division. The registration pertained to 2,100,000 shares of common stock at a price of $0.28 per share for a total amount of $588,000. Pursuant to the registration, the Company raised the full amount of $588,000. This amount and any prior securities sold by the Company in the prior 12 months did not exceed $1 million. The securities were sold pursuant to Nevada regulations utilizing a series 63 agent, with a fee paid of 2% of the total funds raised in Nevada for handling prospectus delivery, subscription monitoring and handling the bank impound account.

Subsequent Sales of Unregistered Securities

Series A Preferred Stock

     On February 5, 2002, Vital Living and William Sterk entered into an Investment Agreement. Mr. Sterk purchased 50,000 shares of Series A Preferred Stock ("Shares") of Vital Living, at a price of $1.00 per Share. The shares were sold without registration, based upon the relationship between Mr. Sterk and Brad Edson, the company's C.E.O. in reliance upon the exemption from registration afforded by Section 4(2) and 3(b) of the Securities Act and Regulation D 505 promulgated thereunder.

     On February 10, 2002, Vital Living and Arnold Morren entered into an Investment Agreement. Mr. Morren purchased 25,000 shares of Series A Preferred Stock ("Shares") of Vital Living, at a price of $1.00 per Share. The shares were sold without registration, based upon the relationship between Mr. Morren and Mr. Edson, in reliance upon the exemption from registration afforded by Section 4(2) and 3(b) of the Securities Act and Regulation D 506 promulgated thereunder.

     On February 12, 2002, Vital Living and Jay and Kathleen Morren entered into an Investment Agreement. Mr. and Ms. Morren purchased 50,000 shares of Series A Preferred Stock ("Shares") of Vital Living, at a price of $1.00 per Share. The shares were sold without registration, based upon the relationship between Mr. and Ms. Morren and Mr. Edson, in reliance upon the exemption from registration afforded by Section 4(2) and 3(b) of the Securities Act and Regulation D 506 promulgated thereunder.

     On March 7, 2002, Vital Living and Della Holt Trust entered into an Investment Agreement. Della Holt Trust purchased 25,000 shares of Series A Preferred Stock ("Shares") of Vital Living, at a price of $1.00 per Share. The shares were sold without registration, based upon the relationship between Della Holt Trust and Mr. Edson, in reliance upon the exemption from registration afforded by Section 4(2) and 3(b) of the Securities Act and Regulation D 506 promulgated thereunder.

     On March 26, 2002, Vital Living and Barry Peele entered into an Investment Agreement. Mr. Peele purchased 25,000 shares of Series A Preferred Stock ("Shares") of Vital Living at a price of $1.00 per Share. The shares were sold without registration, based upon the relationship between Mr. Peele and Mr. Edson, in reliance upon the exemption from registration afforded by Section 4(2) and 3(b) of the Securities Act and Regulation D606 promulgated thereunder.

     The rights, preferences, restrictions and other matters relating to the 10% Series A Preferred Stock are as follows:

1. Designation. The Preferred Stock is designated as the Company's 10% Series A Preferred Stock (the "Preferred Stock") and is subject to the terms and conditions of the Stock Purchase Agreement (the "Purchase Agreement") of even date herewith between the Company and the Investor.

2. Dividend Provisions. The holders of the Preferred Stock will be entitled to a preferred dividend at the rate of 10% per annum. Dividends on the Preferred Stock will be cumulative and shall be paid in additional shares of Preferred Stock at a price equal to $1.00 per share and will contain all the rights and privileges and be subject to all the terms and conditions as set forth herein. Dividends shall be paid semi-annually.

3.   Liquidation Preference.

(a) In the event of any liquidation, dissolution or winding up of this corporation, either voluntary or involuntary, subject to the rights of series of preferred stock that may from time to time come into existence, the holders of Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of this corporation to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the sum of (i) $1.00 for each outstanding share of Preferred Stock (the "Original Series A Issue Price") and (ii) an amount equal to 12% of the Original Series A Issue Price for each 12 months that has passed since the date of issuance of any Preferred Stock plus any accrued or declared but unpaid dividends on such share (such amount (of declared but unpaid dividends) being referred to herein as the "Premium").

4.   Redemption.

The Company may following twelve (12) months from the date hereof (the "Redemption Date"), at the option of the Board of Directors, redeem in whole or in part the Preferred Stock by paying in cash in exchange for the shares of Preferred Stock to be redeemed a sum equal to $1.50 per share of Series A Preferred Stock (as adjusted for any stock dividends, combinations or splits with respect to such shares) plus all declared or accumulated but unpaid dividends on such shares (the "Redemption Price"). Any redemption effected pursuant to this subsection (4)(a) shall be made on a pro rata basis among the holders of the Preferred Stock in proportion to the number of shares of Preferred Stock then held by them.

5. Conversion. The holders of the Preferred Stock shall have conversion rights as follows (the "Conversion Rights"):

(a) Right to Convert. Each share of Preferred Stock shall be convertible, at the option of the holder thereof, at any time following the first anniversary of the date of issuance of such share and on or prior to the fifth (5th) day prior to the Redemption Date, if any, as may have been fixed in any Redemption Notice with respect to the Preferred Stock, at the office of this corporation or any transfer agent for such stock, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Original Series A Issue Price by the Conversion Price applicable to such share, determined as hereafter provided, in effect on the date the certificate is surrendered for conversion. The Conversion Price per share for shares of Preferred Stock shall be calculated as follows:
(i) If the Preferred Stock is converted between the first anniversary and prior to the fifteenth (15th) month from the date of issuance, the Conversion Price per share shall be equal to the Original Series A Issue Price; or

(ii) If following the fifteenth (15th) month from the date of issuance the corporation's Common Stock is publicly traded on NASDAQ, Over-the-Counter Bulletin Board or other national stock exchange, the Conversion Price shall be 60% of the average closing price of the Common Stock for the 30 days prior to the date of conversion ("Trading Conversion Price"), however, in no event shall the Conversion Price be less than the Original Series A Issue Price.

(b) Automatic Conversion. Each share of Preferred Stock shall automatically be converted into shares of Common Stock on the first day of the eighteenth
(18th) month following the original issue date of the Preferred Stock, at a Conversion Price equal to the greater of the Trading Conversion Price or the Original Series A Issue Price.

      In addition, for every five shares of preferred stock converted to common, the company shall grant the stockholder one warrant. All warrants are exercisable after 1 year from grant at a price of $2.00 per share. The warrants shall hold registration rights, and the company agrees to immediately register the shares, at company's expense, 12 months from the issue of the preferred stock.

6. Voting Rights. The holder of each share of Preferred Stock shall not have any voting rights.

7. Protective Provisions. So long as any shares of Preferred Stock are outstanding, this corporation shall not without first obtaining the approval (by vote or written consent, as provided by law) of the holders of Preferred Stock which is entitled, other than solely by law, to vote with respect to the matter, and which Preferred Stock represents at least a majority of the voting power of the then outstanding shares of such Preferred Stock:

(a) sell, convey, or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary corporation) or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the corporation is disposed of;

(b) alter or change the rights, preferences or privileges of the shares of Preferred Stock so as to affect adversely the shares;

(c) increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock;

(d) authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security (i) having a preference over, or being on a parity with, the Preferred Stock with respect to dividends or upon liquidation, or (ii) having rights similar to any of the rights of the Preferred Stock; or

(e)  amend the corporation's Articles of Incorporation or bylaws.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

     Within the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

     Vital Living's strategy is to target major health areas affecting large segments of the population. Vital Living's first target is cardiovascular health. Cardiovascular disease (CVD) affects 60 million Americans and kills one million Americans each year. The American Heart Association estimates that 100 million Americans could reduce their risk of heart attack by changing their diet and exercising regularly. Physicians prescribe $23 billion worth of pharmaceuticals annually to treat or prevent CVD.

     The Company is creating proprietary distribution relationships with leading physicians. Vital Living has signed an agreement with the Arizona Heart Institute (AHI), led by Ted Diethrich, M.D., to market Vital Living's nutraceutical regimen for cardiovascular health through AHI and its 15 affiliated heart institutes. AHI and its affiliates serve 25,000 new patients a year and have a database of more than 150,000 heart patients. Dr. Diethrich and AHI have a worldwide reputation for healthcare innovation and have a wide following among cardiologists.

     Additional health concerns and distribution channels will provide significant future revenue opportunities. Based on the successful model developed with AHI, Vital Living will collaborate with physicians who specialize in menopause, oncology, diabetes and obesity to develop nutraceuticals specifically designed to complement existing therapies for those conditions.

Year Ended December 31, 2001

     Revenues. Revenues in the year ended December 31, 2001 were $90,291, which were the first revenues received by the Company since inception. Cost of sales were $43,401, with a one-time inventory write down of $262,627, providing a gross loss of $215,737. At September 30, 2001 the Company wrote its inventory down to the market of the overall inventory. This was done because sales of the products were not as expected and the products were within six months of expiration.

     General and Administrative. General and administrative expenses for the year ended December 31, 2001 were $827,175. These costs were primarily the result of expenses related to labor costs, organizational costs and professional fees associated with initial operations and becoming a publicly traded company.

     Net  loss for the Company was $1,042,912 for the year ended December 31,
2001.   This  loss was a result of increasing activity and related additional expenses discussed  above associated with being a development stage company.

Liquidity and Capital Resources

     A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial additional revenues from direct sales of our product, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

     Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

     Over the next twelve months we intend to develop revenues by developing additional products for specific target markets. We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion in the next twelve months. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

     We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as technology related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, provide superior customer services and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

     The Company's auditors have requested the Company provide a note, Note 2, in the Company's financial statement as follows:

     "The accompanying financial statements at December 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future profitable operations. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern."

ITEM 7.   FINANCIAL STATEMENTS

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-12 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In 2001, we engaged the services of Weaver & Martin, LLC to provide an audit of our Financial Statements from January 22, 2001 to December 31, 2001. We have no disagreements with our auditor through the date of this filing. Weaver & Martin were our first auditor.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

  Name                   Age      Title
  Bradley D. Edson       42       CEO/Director
  Martin J. Gerst        43       Secretary/Treasurer/Director
  Kenneth Lind           46       President
  Eric Anderson          33       Vice President Business Development

Duties, Responsibilities and Experience

     Bradley D. Edson: CEO, Director. Age 42. Mr. Edson has been a Director and Chief Executive Officer of the Company since May 7, 2001. From May 7, 2001 until September 17, 2001 Mr. Edson also held the position as President of the Company. From April 1999 through May 2001, Mr. Edson was President of Vital Living, Inc., of Arizona. From January 1991, Mr. Edson was involved in a consolidation of the recreational vehicle membership and retail camping business, along with his business partner Mr. Gerst . Mr. Edson holds a Bachelor of Science degree in Finance with further law studies from Arizona State University Law School. Mr. Edson holds a real estate brokerage license and insurance licenses in over 35 states. In the past, he has been a member of the International Association of Financial Planners and a Principal in a NASD member firm.

     Martin J. Gerst: Secretary, Director. Age 43. Mr. Gerst has been a Director, Vice President and Secretary of the Company since May 7, 2001. In January 1991, Mr. Gerst has been involved in a consolidation of the of the recreational vehicle membership and retail camping business.. He has, in the past, been a mortgage broker for several years, overseeing both the origination and processing end of the business. He has held a position as a member of the International Association of Financial Planners. He has been a member broker-dealer principal (NASD) and has held a license as a general contractor and has overseen several building projects of RV resorts.

     Kenneth Lind: President, Age 46. Mr. Lind has been President since September 2001. From April 1999 to May 2001 Mr. Lind was a consultant to Vital Living, Inc. of Arizona prior to its asset sale to Nutritional Systems, Inc. From May 2001 through August 2001 Mr. Lind was a consultant to the Company, acting as operations manager. From January 1998 until April 1999 Mr. Lind worked as a consultant for Sheffield Resources Network, the largest management consulting firm in the Direct Sales Marketplace. From October 1996 through December 1997 Mr. Lind served as President of Natus, Inc., a firm specializing in nutrition products.

     Eric Anderson: Vice-president Business Development, Age 33. Eric Anderson, joins Vital Living in the capacity of New Business Development after first consulting for Vital Living, Inc. of Arizona in 1999-2000. From 1998 through 2000 Mr. Anderson served as managing partner of Ignite Marketing Group, which provides public relations, sales and marketing programs for the nutraceutical industry. From 1994 through 1998 Mr. Lind served as Vice President Sales & Marketing for Pharmanutrients, Inc., a manufacturer and marketer of patented nutritional technologies.

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

     No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

     No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

     No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Vital Living executive officers and directors, and persons who beneficially own more than ten percent of Vital Living's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Vital Living with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to Vital Living and written representations from Vital Living executive officers and directors, Vital Living believes that during the year ended 2001 all forms 3 and 4 were filed on a timely basis for Vital Living executive officers and directors.

ITEM 10.  EXECUTIVE COMPENSATION

     Prior to October 1, 2001 none of the officers or directors of the Company have received monetary compensation for their services as an officer or director. Kenneth Lind and Eric Anderson were elected as officers by the board of directors on September 17, 2001 and have been employed previously by the company as contract labor. Mr. Lind has received $10,000 per month as contract labor from Vital Living since May of 2001. Mr. Anderson receives $7,500 per month as contract labor, and has received this amount since August 1, 2001.

     On October 1, 2001, Vital Living and Bradley D. Edson entered into an Employment Agreement. The term of employment is three (3) years. Mr. Edson serves as Chief Executive Officer of Vital Living. Mr. Edson shall receive a base salary of $180,000 per annum for the first year of employment, increasing to $204,000 per annum on the first anniversary of the signing of the agreement, and increasing to $228,000 on the second anniversary of the signing of the agreement. As an inducement for Mr. Edson to begin his employment with Vital Living, Vital Living issued Mr. Edson 1,000,000 warrants to purchase Vital Living's common stock at $.35 per share. The warrants are exercisable at any time and expire on the third anniversary of issuance.

     On October 1, 2001, Vital Living and Kenneth F. Lind entered into an Employment Agreement. The term of employment is three (3) years. Mr. Lind serves as President of Vital Living. Mr. Lind receives a base salary of $150,000 per annum. As an inducement for Mr. Lind to begin his employment with Vital Living, Vital Living paid Mr. Lind a $54,000 cash signing bonus, of which $27,000 has been paid and the remaining $27,000 is to be paid within one hundred twenty (120) days of the date of the agreement As additional incentive for Mr. Lind to begin his employment, Vital Living issued Mr. Lind 250,000 warrants to purchase Vital Living's common stock at $.35 per share. The warrants are exercisable at any time and expire on the third anniversary of issuance.

     On October 1, 2001, Vital Living and Eric Anderson entered into an Employment Agreement. The term of employment is three (3) years. Mr. Anderson shall serve as Executive Vice-President of Business Development for Vital Living. Mr. Anderson shall receive a base salary of $102,000 per annum. As an inducement for Mr. Anderson to begin his employment with Vital Living, Vital Living issued Mr. Anderson 200,000 warrants to purchase Vital

Living's common stock at $.35 per share. The warrants are exercisable at any time and expire on the third anniversary of issuance.

     The following table sets forth the cash compensation of the Company's executive officers and directors, for the fiscal year since inception of the Company.

Summary Compensation Table
                                                           Long Term
                        Annual Compensation              Compensation
   Name                                   Other  Restri
    and                                  Annual   cted
  Princip                                Compen  Stock
    al      Year     Salary      Bonus   sation          Options     Others
  Positio
     n
  Bradley
  D.
  Edson
  CEO/Dir     2001  $45,000(1)         0       0      0        0  1,000,000(2)
  ector
  Kenneth
  F. Lind                                                           250,000(2)
  Preside     2001  $37,500(1)   $27,000       0      0        0    $20,000(3)
  nt
  Eric
  Anderso
  n                                                                 200,000(2)
  Vice        2001  $25,500(1)         0       0      0        0    $18,750(3)
  Preside
  nt
  Martin
  J.
  Gerst
  Secreta
  ry/Trea
  surer       2001           0         0       0      0        0             0
  Directo
  r

(1)  Accrued salary.
(2)  Warrants to purchase shares of the Company for $0.35 per share.
(3)  Loan payable to Company.

     Options/Warrants

  Name and Principal Position  Number of   Percentage  Exercise   Expiration
                              Securities    of Total    or Base      Date
                              Underlying   Securities   ($/Sh)
                                 Grant     Granted to
                                           Employees
  Bradley D. Edson
  CEO/Director                  1,000,000          69%     $0.35    10/01/04
  Kenneth F. Lind
  President                       250,000          17%     $0.35    10/01/04
  Eric Anderson
  Vice President                  200,000          14%     $0.35    10/01/04
  Martin J. Gerst
  Secretary/Treasurer/Directo           0            0         0
  r

Subsequent Events

     In January 2002, the Company granted 75,000 options to an employee. The exercise price is $1.00 and the options vest yearly subject to certain provisions that can accelerate vesting. There are 25,000 options vesting in year 1, 2 and year 3. The option will expire in January 2006.

     On March 25, 2002 Vital Living entered into a 2 year Consulting Agreement with Leslie D. Michelson. Under the terms of the agreement Mr. Michelson, in addition to monthly payments of $2,000, received warrants to purchase 500,000 shares of common stock in Vital Living at a price of $1.00 per share. The warrants vest over 17 months. The warrants are being issued without registration based upon the relationship between Mr. Michelson and Mr. Edson, in reliance upon the exemption from registration afforded by
Section 4(2), and Rule 701 of the Securities Act.

     On March 25, 2002 Vital Living entered into a 2 year Consulting Agreement with Brian C. Smith. Under the terms of the agreement Mr. Smith, in addition to monthly payments of $2,000, received warrants to purchase 150,000 shares of common stock in Vital Living at a price of $1.00 per share. The warrants vest over 17 months. The warrants are being issued without registration based upon the relationship between Mr. Smith and Mr. Edson, in reliance upon the exemption form registration afforded by Section 4(2), and Rule 702 of the Securities Act.

     On March 25, 2002 Vital Living entered into a 2 year Consulting Agreement with Michael H. Davidson. Under the terms of the agreement Dr. Davidson, in addition to monthly payments of $4,200 per month, received options to purchase 200,000 shares of common stock in Vital Living at a price of $1.00 per share. The options vest over 17 months. The options are being issued without registration based upon the relationship between Dr. Davidson and Mr. Edson, in reliance upon the exemption form registration afforded by
Section 4(2), Rule 702 of the Securities Act.

     In February and March, 2002, the Company sold in various transaction 175,000 shares of 10% Series A Preferred Stock (stock) at a price of $1.00 per share. The shares were sold without registration. The stock had a dividend provision of 10% per annum paid semi-annually; preference in liquidation of $1.00 per share; redemption at the preference of the Board of Directors within twelve months paying $1.50 per share; and convertible at any time after one year of issuance (and prior to the redemption date, in any, fixed in the redemption notice). The conversion price for the period of the first anniversary to the fifteenth month if issuance is equal to the initial payment price ($1.00) or the fifteenth to eighteenth month at a price of 60% of the average closing price of the common stock for 30 days prior to conversion or after the eighteenth month the stock automatically converts at the greater if issued price or trading conversion price.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of the date of this filing relating to the beneficial ownership of Vital Living common stock by those persons known to Vital Living to beneficially own more than 5% of Vital Living Capital Stock, by each of Vital Living's directors, proposed directors and executive officers, and by all of Vital Living's directors, proposed directors and executive officers as a group.


                                                                  Percent
                                                       Number   Beneficially
  Name of Beneficial Owner (1)                       of Shares     Owned
  Bradley D. Edson, CEO/ Director(2)                  2,738,050       18.72%
  2800 South Rural Road
  Tempe, Arizona
  Martin J. Gerst, Secretary/Treasurer and Director   2,738,050       18.72%
  2800 South Rural Road
  Tempe, Arizona
  Kenneth F. Lind, President(3)                         750,000        5.13%
  2800 South Rural Road
  Tempe, Arizona
  Eric Anderson, VP of Business Development(4)                0           0%
  2800 South Rural Road
  Tempe, Arizona
  All Directors & Officers and Beneficial Owners as
  a Group                                             6,226,100       42.57%

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.
(2) Does not include 1,000,000 warrants to purchase shares of the Company for $0.35 per share.
(3) Does not include 250,000 warrants to purchase shares of the Company for $0.35 per share.
(4) Does not include 200,000 warrants to purchase shares of the Company for $0.35 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On May 21, 2001 the principal stockholders, Bradley D. Edson, Martin J. Gerst, Donald Hannah, and Kenneth F. Lind entered into a lock up agreement, which lock up agreement was amended June 19, 2001, wherein they collectively agreed to a lock up of their shares until the earlier of (i) a period of three years from June 2001; (ii) when the Company's stock is traded on the NASD OTC:BB at an average share price of greater than $.28 for a minimum of three months; (iii) the Shares are listed on the NASDAQ Small Cap or higher market; or the Company has paid the initial purchase price back to the purchasing shareholders in the Regulation D, Rule 504 Registration filed with the State of Nevada in June of 2001. The lock up agreement was prompted by a request by the Securities Administrator for the State of Nevada.

     On May 7, 2001, Vital Living executed a real property lease for its executive offices and related storage areas for property located at 2800 S. Rural Road, Tempe, Arizona. The landlord is Camper Clubs of America, Inc., a company founded by Bradley Edson and Martin Gerst. Mr. Gerst is currently president of Camper Clubs of America, Inc. Both Mr. Edson and Mr. Gerst currently own Camper Clubs of America, Inc. The lease consisting of 2500 square feet of office, storage, mailroom, restrooms and lunchroom is leased by Camper Clubs of America, Inc. to Vital Living on terms and conditions deemed to be at market rates. Vital Living's obligations under the lease are on a month to month basis.

     Effective as of August 1, 2001, Vital Living and Michael Edson entered into a Consultant Agreement. Michael Edson is the brother of Bradley D. Edson, who is the CEO of Vital Living. Mr. Edson's responsibilities include the prospecting, establishing and servicing of various complementary and alternative practices as well as other proprietary distribution channels. To date he has initiated selling agreements with over 100 Physician offices and Specialty Health food stores. Mr. Edson has worked for the company since inception for no compensation, and since May 7, 2001 has applied the majority of his time to Vital Living. A contract was formalized with Mr. Edson on August 1, 2001. The twelve-month contract calls for total compensation of $75,000 and is for the term of one year, beginning on August 1, 2001 and ending on July 31, 2002.

     The Company has a receivable from Camper Club of America, Inc., CCA Products, Inc. and a corporation previously doing business as Vital Living totaling $37,372. Interest is a 6%. The Company has advanced $52,500 to two officers. Interest is at 6%.

     The  Company has an unsecured demand note payable to Brad Edson totaling
$43,500.   Interest  is  at 10%.  The Company also has payables  to  officers totaling $147,926.

     The Company rents its office space from an affiliate company and reimburses that company for out-of-pocket supplies and miscellaneous items. Total amounts paid for rent and office costs was $51,095.

     The Company utilized consulting and professional services from Officers, entities owned by Officers and consultants affiliated with the Company totaling $164,250.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a.) Exhibits
  Exhibit                              Description
  Number
  (1)        N/A
  (2)*       Agreement  and  Plan of Merger between Vital Living,  Inc.  and
             VCM Technology Limited
  (3)(i)*    Articles of Incorporation
             (a)   Certificate of Merger between Vital Living, Inc. and  VCM
             Technology Limited
             (b)   Amended and Restated Articles of Incorporation for  Vital
             Living, Inc.
  (3)(ii)*   Bylaws
             (a)  Amended and Restated Bylaws for Vital Living, Inc.
  (4)*       Instruments defining the rights of security holders:
  (4)(i)*    (a)  Articles of Incorporation
             (b)  Bylaws
  (5)        N/A
  (8)        N/A
  (9)        N/A
  (10.1)**   Agreement with Arizona Heart Institute dated August 21, 2001
  (10.2)**   Agreement with AHI Management Hong Kong, Ltd., Ltd. dated
             August 21, 2001
  (10.3)**   Employment agreement with Bradley D. Edson
  (10.4)**   Employment agreement with Eric Anderson
  (10.5)**   Employment agreement with Kenneth F. Lind
  (10.6)**   Consulting agreement with Howard Wernick
  (10.7)**   Consulting agreement with Michael Edson
  (10.8)**   Celebrity Endorsement Contract with Mark Hannah
  (10.9)**   Celebrity Endorsement Contract with William Kilmer
  (10.10)**  Celebrity Endorsement Contract with Babe Parilli
  (10.11**   Celebrity Endorsement Contract with Earl Morrall
  (10.12)**  Lock up Agreement with Brad Edson, Martin Gerst, Donald Hannah and Kenneth Lind
  (10.13)**  Amended Lock Up Agreement
  (10.14)**  Tempe, Arizona Property Lease
  (10.15)*** Amendment  to  Agreement with AHI Management Hong  Kong,  Ltd.,
             Ltd. dated February 26, 2002
  (10.16)    Consulting Agreement with Leslie D. Michelsom (filed herewith)
  (10.17)    Consulting Agreement with Brian C. Smith (filed herewith)
  (10.18)    Consulting Agreement with Michael H. Davidson (filed herewith)
  (11)       N/A
  (13)       N/A
  (15)       N/A
  (16)       N/A
  (17)       N/A
  (18)       N/A
  (19)       N/A
  (20)       N/A
  (21)       N/A
  (22)       N/A
  (23)       Consent of Auditor (filed herewith)

  (24)       N/A
  (25)       N/A
  (26)       N/A
  (99)*      2001 Master Stock Option Plan
     *Filed in Form 8-K on October 1, 2001
     **Filed in Form 8-K on November 20, 2001
     ***Filed in Form 8-K on February 28, 2002

     (b.) Reports on Form 8-K - Filed in the Last Quarter
1. 8-K Report filed on October 1, 2001, Merger between Vital Living, Inc. and VCM Technology Limited.
2. 8-K Report filed on November 20, 2001, First Amended 8-K for the Merger between Vital Living, Inc. and VCM Technology Limited.
3. 8-K Report filed on December 17, 2001, Second Amended 8-K for the Merger between Vital Living, Inc. and VCM Technology Limited.
               Subsequent Event - Form 8-Ks
 1. 8-K Report filed on February 28, 2002, the Company amended the Distribution Agreement dated August 21, 2001 with AHI Management Hong Kong, Ltd. Ltd.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VITAL LIVING, INC.

                                   By:/s/ Kenneth Lind
                                         Kenneth F. Lind, President

                                   Dated:    April 1, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     OFFICE              DATE

/s/ Kenneth Lind         President           April 1, 2002
Kenneth F. Lind


/s/ Brad Edson           CEO/ Director            April 1, 2002
Bradley D. Edson


/s/ Martin Gerst         Secretary/Treasurer      April 1, 2002
Martin J. Gerst          Director

                              TABLE OF CONTENTS
                                                                         PAGE
INDEPENDENT AUDITORS' REPORT                                             F-1

BALANCE SHEET                                                            F-2

STATEMENT OF OPERATIONS                                                  F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                        F-4

STATEMENT OF CASH FLOWS                                                  F-5

NOTES TO FINANCIAL STATEMENTS                                     F-6 - F-12

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Vital Living, Inc.:

     We have audited the balance sheet of Vital Living, Inc. as of December 31, 2001 and the related statements of operations, shareholders' equity, and cash flows for the period of inception (January 22, 2001) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Living, Inc. at December 31, 2001 and the results of their operations and their cash flows for the period of inception to December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






WEAVER & MARTIN, LLC

Kansas City, Missouri

April 1, 2002

       Vital Living Inc. (formerly known as Nutritional Systems, Inc.)
                                Balance Sheet
                              December 31, 2001

Assets
Current Assets:
     Cash                                                   $         179
     Accounts receivable                                            9,214
     Due from affiliates                                           37,372
     Due from employees                                            52,500
     Inventory                                                      1,887
     Prepaid expense and other current assets                      23,833
          Total current assets                                    124,985

Equipment                                                          75,443
Computer software                                                  23,350
Accumulated depreciation                                         (25,036)
                                                                   73,757

Intangible asset                                                   19,239
                                                            $     217,981

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                       $     104,271
     Note and payables to Officers                                191,426
     Accrued liabilities                                            5,410
          Total current liabilities                               301,107

Commitments and contingencies

Shareholders' equity:
     Preferred stock par $.001, 50,000,000 shares
authorized
          no shares issued or outstanding                              --
     Common stock $.001 par value 100,000,000 shares
          Authorized, 13,626,554 issued and outstanding,           13,627
     Paid-in capital                                              946,159
     Retained deficit                                          (1,042,912
                                                                        )
Total shareholders' equity                                       (83,126)
                                                            $     217,981


                      See notes to financial statements

     Vital Living Inc. (formerly known as Nutritional Systems, Inc.)
                           Statement of Operations
         Period of inception (January 22, 2001) to December 31, 2001

Revenue                                                    $       90,291

Cost of goods sold                                                 43,401
Inventory write down to market value                              262,627
          Total cost of goods sold                                306,028

Gross profit (loss)                                             (215,737)

Administrative expense:
     Labor costs                                                  232,173
     Organization cost                                            150,000
     Professional fees                                            221,928
     Office and equipment rent                                     48,624
     Travel                                                        31,878
     Miscellaneous                                                142,572
          Total administrative expense                            827,175

Net loss                                                   $  (1,042,912)

Basic and diluted earnings per share                       $       (0.08)

Weighted average shares outstanding                            12,917,693
                      See notes to financial statements

       Vital Living Inc. (formerly known as Nutritional Systems, Inc.)
                      Statement of Shareholders' Equity
         Period of inception (January 22, 2001) to December 31, 2001

               Common      Common    Paid In     Retained         Total
               Shares      Stock     Capital      Deficit      Shareholder
                                                                   s'
                                                                 Equity
Inception      155,000   $    155  $  15,345  $          --  $      15,500

Asset
Purchase
     Cash      195,149        195      6,766             --          6,961
     Other
assets        11,176,4     11,177    387,440             --        398,617
                    05

Stock sale    2,100,00      2,100    536,608             --        538,708
                     0

Net Loss            --         --         --    (1,042,912)    (1,042,912)
              13,626,5   $ 13,627  $ 946,159  $ (1,042,912)  $    (83,126)
                    54

                      See notes to financial statements

       Vital Living Inc. (formerly known as Nutritional Systems, Inc.)
                           Statement of Cash Flows
         Period of inception (January 22, 2001) to December 31, 2001
Operating activities:
     Net loss                                               $   (1,042,912
                                                                         )
Adjustments to reconcile net income to net cash used in
operating activities
     Depreciation and amortization                                  10,937
     Write down of inventory to market                             262,627
Change in assets and liabilities:
     Accounts receivable                                           (9,214)
     Due from affiliates                                          (37,372)
     Due from employees                                           (52,500)
     Inventory                                                      39,325
     Prepaid expense and other current assets                     (23,833)
     Accounts payable                                              104,271
     Accrued liabilities                                             5,410
     Cash used in operating activities                           (743,261)

Investing activities:
     Purchase of equipment                                         (9,155)

Financing activities:
     Note and payables to Officers                                 191,426
     Sale of common stock:
          Inception                                                 15,500
          Asset purchase                                             6,961
          Stock sale                                               538,708
     Cash provided by financing activities                         752,595

Increase in cash                                                       179
Cash at beginning of period                                             --
Cash at end of period                                       $          179

Noncash investing activities:
     Acquisition of assets with common stock                $      398,617

Supplemental cash flow information:
     Interest paid                                          $           --
     Income tax paid                                        $           --

                      See notes to financial statements

Note 1 - Significant Accounting Policies

Description of Business:
  Nutritional Systems, Inc. was incorporated in the state of Nevada on January 22, 2001. On May 21, 2001, the company changed its name to Vital Living, Inc. Vital Living develops and markets nutraceuticals formulated by Physicians for distribution through physicians. The company is developing and testing nutraceuticals in collaboration with medical experts based on the best available scientific evidence. Nutraceuticals are designed to be incorporated by physicians into a standard physician/patient program, supported by a specially designed compliance regimen.

Inventories:
  Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory consists of products available for sale.

Equipment and Software:
  Equipment is recorded at cost. Software is recorded at its purchase price. Depreciation is provided on a straight-line basis. The lives used for items within each property classification range from 5 to 7 years.

Use of Estimates:
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates, but management does not believe such differences will materially affect the Company's financial position, results of operations, or cash flows.

Revenue Recognition:
  Revenue is recognized when products are shipped to customers.

Cash Equivalents:
  The Company's cash equivalents consist principally of any financial instrument with maturities of generally three months or less and cash investments with high quality financial institutions. The investment policy limits the amount of credit exposure to any one financial institution.

Intangible Asset:
  The Company capitalizes legal expenses incurred for the development of trademarks. The intangible asset is amortized over the 15 years.

Income Taxes:
  Amounts provided for income tax expense are based on income reported for financial statement purpose and do not necessarily represent amounts currently payable under tax laws. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expense items are recognized for financial reporting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Under this method, the computation of deferred tax assets and liabilities give recognition to the enacted tax rates in effect in the year the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that the Company expects to realize.

Research and Development
  Research  and  development  costs  relating  to  both  present  and  future
  products   are  expensed  when  incurred.   There  were  no  research   and
  developmental expenses for the period ended December 31, 2001.

Estimated Fair Value of Financial Instruments
  Carrying   amounts  reported  in  the  balance  sheet  for  cash,  accounts receivable, accounts payable and notes payable approximate their fair value due to their short maturity.

Concentrations of Credit Risk
  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. At various times during the year, the Company has cash balances in excess of federally insured limits. The Company maintains its cash, which consists primarily of demand deposits, with high quality financial institutions, which the Company believes, limits risk.

Net Loss Per Share
  The Company computes loss per share in accordance with SFAS No. 128, Earnings Per Share. This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation.

  The  Company's  potentially issuable shares of  common  stock  pursuant  to
  outstanding   stock  options  are  excluded  from  the  Company's   diluted
  computation, as their effect would be anti-dilutive.

Long-Lived Assets
  Long-lived Assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. The Company determined as of December 31, 2001, there had been no impairment in the carrying value of long-lived assets.

Recent Accounting Pronouncements
  In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business
  combination," and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements provide guidance on how to account for the acquisition of businesses and intangible assets, including goodwill, which arise from such activities. SFAS No. 141 affirms that only one method of accounting may be applied to a business combination, the purchase method. SFAS No. 142 provides that goodwill resulting from business combinations as well as other intangible assets no longer be amortized to expense, but rather requires an annual assessment of impairment and, if necessary, adjustments to the carrying value of goodwill.

  The Company does not expect the adoption of SFAS No. 142 to have a material effect on its financial position or results from operations.

Note 2 - Contingencies

Going Concern:
  The accompanying financial statements at December 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future profitable operations. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Mergers and Acquisitions

  On  May  7,  2001  the Company acquired assets from Vital Living,  Inc.  an
  Arizona Corporation. The fair market value ($405,578) of assets acquired was based on actual cost less any depreciation or amortization. In consideration for the assets the Company issued 11,371,554 common shares restricted by Rule 144. The assets acquired were as follows:

     Cash                                                      $       6,961
     Inventory                                                       303,839
     Equipment                                                        55,448
     Computer Software                                                19,180
     Intangible Asset< Legal fees, regarding trademark                20,150
                                                               $     405,578

  The  company also received the right to the name "Vital Living"  and  other
  product  names.   There  was no value assigned to the  goodwill  and  other
  proprietary items obtained in the acquisition.

  On August 16, 2001 the Company merged with VCM Technology Limited (VCM) in a reverse acquisition merger. VCM was a reporting public shell with no material assets or liabilities and no operations. Pursuant to Rule 12g-

  3(a) of the Securities Exchange Act of 1934, the Company is the successor issuer to VCM for reporting purposes under the Securities Exchange Act of 1934, as amended. The Company agreed to exchange 5,062 shares of common stock to the sole stockholder of VCM in exchange for 100% of the issued and outstanding stock VCM. The shares had not been issued as of December 31, 2001.

Note 4 - Income Taxes

  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

  As  of  December  31,  2001,  the Company had a net  operating  loss  carry
  forward   for   Federal   income  tax  reporting  purposes   amounting   to
  approximately $1,042,912, which expires in 2016.

  The components of the deferred tax asset as of December 31, 2001 was as follows:

                                                             2001
     Benefit of net operation loss carry forwards     $   417,000
     Less valuation allowance                             417,000
     Net deferred tax asset                           $        --

  As of December 31, 2001, sufficient uncertainty exists regarding the realizability of these operating loss carry forwards and, accordingly, a valuation allowance has been established.

Note 5 - Shareholders' Equity

  In July 2001, the Company completed a public offering that was offered without registration under the Securities Act of 1933, as amended (The
  "Act"),  in  reliance  upon  the exemption from  registration  afforded  by
  Section   3(b)   of  the  Securities  Act  and  Regulation  D   promulgated
  thereunder. On June 26, 2001 the Company received a letter of effectiveness for its registration filed under NRS 90.490 with the State of Nevada Securities Division. The registration pertained to 2,100,000 shares of common stock at a price of $0.28 per share for a total amount of $588,000. Pursuant to the registration, the Company raised the full amount of $588,000. This amount and any prior securities sold by the company in the prior 12 months did not exceed $1 million. The securities were sold pursuant to Nevada regulations utilizing a series 63 agent, with a fee paid of 2% of the total funds raised in Nevada for handling prospectus delivery, subscription monitoring and handling the bank impound account.

  On August 14, 2001 the Company amended it Articles of Incorporation to increase the authorized capitalization to 100,000,000 shares of common stock with par value of $0.001 and 50,000,000 shared of preferred stock with a par value of $0.001.

Note 6 - Stock Option Plan and Stock Warrants

  The 2001 stock option plan (Plan) allows the company to grant options to employees, officers, directors, consultants and independent contractors. A maximum of 2,500,000 shares are authorized under issuance of the Plan.

  On August 1, 2001, the company issued 45,000 options each to four individuals for marketing. The options vest quarterly over three years and are exercisable at a price of $.35 per share. The option are for a five year period.

  On August 21, 2001, the Company entered into a distribution agreement whereby the Company's products are to be sold to the distributor's customers. In consideration for the services performed the Company issued 1,000,000 options. The exercise price is $.35 per option and the options have a five year life. At the execution of the agreement, 300,000 options were vested, provided that the options are subject to recall if the distributor does not have $2,000,000 of gross aggregate sales in a 30 month period. The remaining options vest as follows: 100,000 vest at aggregate sales of $5,000,000; 200,000 vest at aggregate sales of $8,000,000; 200,000 vest at aggregate sales of $12,000,000; and 200,000 vest at aggregate sales of $15,000,000.

  On August 21, 2001, the Company entered into an agreement whereby the Company's products will be endorsed and a logo identifying the developer will be put on the products. In consideration for the services the Company issued 1,000,000 options. The exercise price is $.35 per share and the options have a two year life from the date the options become vested. 600,000 options are issued upon agreeing to the contract. An additional 200,000 options will vest when the organization has aggregate sales of $1,000,000 and an additional 200,000 options vest when aggregate sales reach $1,500,000.

  Granted and Outstanding options at December 31, 2001 were 2,180,000 at a price of $.35. No options were exercised or cancelled. The fair value of the options was zero based on the Black-Scholes pricing model with the following assumptions:

     Dividend yield                                            0%
     Volatility                                                0%
     Weighted average expected life                       3 years
     Risk free interest rates                               3.76%

  On October 1, 2001 the Company entered into employment agreements with certain Officers of the Company. In conjunction with those agreements, the Company issued warrants to purchase stock at an exercise price of $.35 per share exercisable for three years. The total number of warrants issued was 1,750,000. The value of the warrants based on the Black-Scholes pricing model was zero and was based on the same assumptions as above.

Note 7 - Inventory Writedown

  At September 30, 2001 the Company wrote its inventory down to the market of the overall inventory. This was done because sales of the products were not as expected and the products were within six months of expiration.

Note 8 - Commitments

  The Company entered into an operating lease for office and warehouse space. The term of the lease is month-to-month with a minimum of 90 days needed to terminate the lease. The lease is with an affiliated entity of an officer of the Company. The monthly rent is $2,500 per month. Beginning May 7, 2002 the monthly rent will increase to $2,750 per month.

  On October 1, 2001, the Company entered into employment agreements with three Officers. The agreements called for base salaries for three years covered by the agreement of $430,000; $456,000; and $480,000. In addition, 1,750,000 warrants were issued (see Note 7) and a bonus was accrued totaling $54,000.

  The Company has a consulting agreement with $31,000 unearned at December 31, 2001. The remaining payments are due in 2002.

Note 9 - Prepaid Expenses

  Included in prepaid expense is three months of rent totaling $7,500. This will be expensed at $2,500 per month. Also included is eight months of consulting retainer totaling $18,333. This will be expensed at $1,667 per month.

Note 10 - Related Party Transactions

  The company has a receivable from Camper Club of America, Inc., CCA Products, Inc. and a corporation previously doing business as Vital Living totaling $37,372. Interest is at 6%. The Company has advanced $52,500 to two officers. Interest is at 6%.

  The  Company  has  an unsecured demand note payable to the chief  executive
  officer  totaling  $43,500.   Interest is at 10%.   The  Company  also  has
  payables to officers totaling $147,926.

  The   Company  rents  its  office  space  from  an  affiliate  company  and reimburses that company for out-of-pocket supplies and miscellaneous items. Total amounts paid for rent and office costs was $51,095.

  The Company utilized consulting and professional services from Officers, entities owned by Officers and consultants affiliated with the Company totaling $164,250.

Note 11 - Subsequent Event

  In January 2002, the Company granted 75,000 options to an employee. The exercise price is $1.00 and the options vest yearly subject to certain provisions that can accelerate vesting. There are 25,000 options vesting in year 1, 2 and year 3. The option will expire in January 2006.

  On March 25, 2002 Vital Living entered into a 2 year Consulting Agreement with Leslie D. Michelson. Under the terms of the agreement Mr. Michelson, in addition to monthly payments of $2,000, received warrants to purchase 500,000 shares of common stock in Vital Living at a price of $1.00 per share. The warrants vest over 17 months. The warrants are being issued without registration based upon the relationship between Mr. Michelson and Mr. Edson, in reliance upon the exemption from registration afforded by
  Section 4(2), and Rule 701 of the Securities Act.

  On March 25, 2002 Vital Living entered into a 2 year Consulting Agreement with Brian C. Smith. Under the terms of the agreement Mr. Smith, in addition to monthly payments of $2,000, received warrants to purchase 150,000 shares of common stock in Vital Living at a price of $1.00 per share. The warrants vest over 17 months. The warrants are being issued without registration based upon the relationship between Mr. Smith and Mr. Edson, in reliance upon the exemption form registration afforded by
  Section 4(2), and Rule 702 of the Securities Act.

  On March 25, 2002 Vital Living entered into a 2 year Consulting Agreement with Michael H. Davidson. Under the terms of the agreement Dr. Davidson, in addition to monthly payments of $4,200 per month, received options to purchase 200,000 shares of common stock in Vital Living at a price of $1.00 per share. The options vest over 17 months. The options are being issued without registration based upon the relationship between Dr. Davidson and Mr. Edson, in reliance upon the exemption form registration afforded by Section 4(2), Rule 702 of the Securities Act.

  In February and March, 2002, the Company sold in various transaction 175,000 shares of 10% Series A Preferred Stock (stock) at a price of $1.00 per share. The shares were sold without registration. The stock had a dividend provision of 10% per annum paid semi-annually; preference in liquidation of $1.00 per share; redemption at the preference of the Board of Directors within twelve months paying $1.50 per share; and convertible at any time after one year of issuance (and prior to the redemption date, in any, fixed in the redemption notice). The conversion price for the period of the first anniversary to the fifteenth month if issuance is equal to the initial payment price ($1.00) or the fifteenth to eighteenth month at a price of 60% of the average closing price of the common stock for 30 days prior to conversion or after the eighteenth month the stock automatically converts at the greater if issued price or trading conversion price.