Form 10QSB
period 2002-03-31
VITAL LIVING INC
filed 2002-05-15
CIK 1145700

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        Commission file number
March 31, 2002                                                     000-33211




                              VITAL LIVING, INC
           (Exact name of registrant as specified in its charter)



Nevada                                                            88-0485596
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

2800 South Rural Road
Tempe, Arizona                                                         85282
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

                          Yes  X        No    ____

As of May 9, 2002, there were 13,626,554 shares of common stock outstanding.

                                    INDEX

PART I - FINANCIAL INFORMATION                                      Page No.

     Item 1.   Financial Statements

          Condensed Balance Sheet as of
          March 31, 2002 and December 31, 2001                             3

          Condensed Statement of Operations for
          the three months ended March 31, 2002
          and March 31, 2001                                               4

          Condensed Statement of Cash Flows for
          The three months ended March 31, 2002
          and March 31, 2001                                               5

          Notes to Condensed Financial Statements                       6-10

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation               11

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                          15

     Item 2.   Changes in Securities                                      15

     Item 3.   Defaults by the Company upon its
               Senior Securities                                          18

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                           18

     Item 5.   Other Information                                          18

     Item 6.   Exhibits and Reports of Form 8-K                           20

     SIGNATURES                                                           21


ITEM 1.  FINANCIAL STATEMENTS

      Vital Living, Inc. (formerly known as Nutritional Systems, Inc.)
                           Condensed Balance Sheet

                                                  March 31      December 31
                                                    2002            2001
                                                 (Unaudited)
Assets
Current Assets:
  Cash                                        $      26,746  $           179
  Accounts receivable                                    --            9,214
  Due from affiliates                                42,936           37,372
  Due from officers                                  80,500           52,500
  Inventory                                              --            1,887
  Prepaid expense and other current assets           11,335           23,833
                                                -----------      -----------
  Total current assets                              161,517          124,985
                                                -----------      -----------
Equipment                                            75,443           75,443
Computer software                                    23,350           23,350
Accumulated depreciation                           (28,899)         (25,036)
                                                -----------      -----------
                                                     69,894           73,757
                                                -----------      -----------
Intangible and other assets                          18,897           19,239
                                                -----------      -----------
                                              $     250,308  $       217,981
                                                ===========      ===========

Liabilities and shareholders' deficit:
Current liabilities:
  Accounts payable                            $     116,865  $       104,271
  Note and payable to Officers                      234,877          191,426
  Note payable                                        1,163               --
  Accrued liabilities                                 7,504            5,410
                                                -----------      -----------
  Total current liabilities                         360,409          301,107
                                                -----------      -----------
Commitments and contingencies

Shareholders' deficit:
 Preferred stock par $.001, 50,000,000 shares
authorized:
  Preferred Stock-Series A par $.001,
10,000,000 shares authorized; 175,000 shares
issued and outstanding                                  175               --
  Preferred Stock-Series B par $.001,
10,000,000 shares  authorized; no shares
issued                                                   --               --
  Discount on preferred stock                      (44,917)               --
  Preferred stock paid for but not issued            75,000               --
 Paid-in capital preferred                          223,825               --
 Common stock $.001 par value 100,000,000
shares authorized 13,626,554:issued and
outstanding                                          13,627           13,627
 Paid-in capital common                           1,436,827          946,159
 Warrants and options issued for services,
unamortized                                       (463,408)               --
 Retained deficit                               (1,351,230)      (1,042,912)
                                                -----------      -----------
 Total shareholders' deficit                      (110,101)         (83,126)
                                                -----------      -----------
                                              $     250,308  $       217,981
                                                ===========      ===========

                 See notes to condensed financial statements

      Vital Living, Inc. (formerly known as Nutritional Systems, Inc.)
                      Condensed Statement of Operations
                                 (unaudited)

                                                    Three Months Ended
                                                         March 31
                                                     2002            2001
Revenue                                       $      20,777  $            --
                                                 -----------      -----------
Cost of goods sold                                    12,190               --
                                                 -----------      -----------
Gross profit                                           8,587               --
                                                 -----------      -----------
Administrative expense:
  Labor costs                                        185,168               --
  Professional and consulting fees                    53,646               --
  Office and equipment rent                           19,338               --
  Travel                                              12,105               --
  Miscellaneous                                       42,565               --
                                                 -----------      -----------
Total administrative expense                         312,822               --
                                                 -----------      -----------
Net loss                                           (304,235)               --
                                                 -----------      -----------
Deemed dividend associated with beneficial
conversion of preferred stock                        (4,083)               --
                                                 -----------      -----------
Net loss available to common shareholders      $   (308,318)  $            --
                                                 ===========      ===========
Earnings per share                             $      (0.02)  $            --
                                                 ===========      ===========
Weighted average shares outstanding               13,626,554               --
                                                 ===========      ===========

                 See notes to condensed financial statements

      Vital Living, Inc. (formerly known as Nutritional Systems, Inc.)
                      Condensed Statement of Cash Flows
                                 (unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                    2002            2001
Operating activities:
  Net loss                                    $   (304,235)  $            --
Adjustments to reconcile net income to net
cash used in
 operating activities-
  Depreciation and amortization                       4,205               --
Change in assets and liabilities:
  Accounts receivable                                 9,214               --
  Due from affiliates and officers                 (33,564)               --
  Inventory                                           1,887               --
  Prepaid expense and other current assets           39,758               --
  Accounts payable                                   12,594               --
  Accrued liabilities                                 2,094               --
                                                -----------      -----------
  Cash used in operating activities               (268,047)               --
                                                -----------      -----------
Financing activities:
  Note and payable to Officers                       43,451               --
  Notes payable                                       1,163               --
  Sale of preferred stock paid for but not
issued                                               75,000               --
  Sale of preferred stock:                          175,000               --
                                                -----------      -----------
Cash provided by financing activities               296,614               --
                                                -----------      -----------
Increase in cash                                     26,567               --
                                                -----------      -----------
Cash at beginning of period                             179               --
                                                -----------      -----------
Cash at end of period                         $      26,746  $            --
                                                ===========      ===========
Non cash financing activities:
  Warrants issued for services                $     463,409  $            --
                                                ===========      ===========

                 See notes to condensed financial statements

      VITAL LIVING, INC. (FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

     The accompanying unaudited condensed financial statements at March 31, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of March 31, 2002 and results of operations and cash flows for the three months ended March 31, 2002. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

Note 2 - Contingencies

 Going Concern:
     The accompanying financial statements at March 31, 2002 have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future profitable operations. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Warrants and Options Issued for Services

     On March 20, 2002, the Company entered into consulting agreements with two individuals. The agreements were for a two year period and they will receive monthly payments totaling $4,000. They also received 650,000 warrants to purchase stock at a value of $1.00 per share with a 5 year warrant life. At the signing of the agreement, 36,112 warrants were issued. Each month for 16 months, another 36,112 will be vested. The final month, 36,096 will be vested. Using the Black-Scholes pricing model, the fair value of the warrants was determined to be $375,218 based on the following assumptions: Dividend yield - 0%; volatility - 32.75%; weighted average life - 5 years and risk free interest rate - 4.88%. The value calculated for the warrants are included in shareholders' equity and will be amortized over 18 months. For the period ended March 31, 2002, $20,845 was amortized into consulting. Upon termination of services, no further warrants will be vested.

      VITAL LIVING, INC. (FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

     On March 20, 2002, the Company entered into a consulting agreement with an individual. The agreement was for a two year period and the Company will make monthly payments totaling $4,200. The agreement also included 200,000 options issued under the Company's 2001 Stock Option Plan. The options allow the purchase of stock at a price of $1.00 per share and have a 5 year life. At the signing of the agreement, 11,112 options were issued. Each month for 16 months, another 11,112 will be vested. The final month 11,096 will be vested. Using the Black-Scholes pricing model, the fair value of the options was determined to be $115,452 based on the following assumptions: Dividend yield - 0%; volatility - 32.75%; weighted average life - 5 years and risk free interest rate - 4.88%. The value calculated for the options are included in shareholders' equity and will be amortized over 18 months. For the period ended March 31, 2002, $6,414 was amortized into expense. Upon termination of services, no further options will be vested.

     On January 1, 2002, the Company issued 75,000 options to an employee under the Company's 2001 Stock Option Plan. The options allow the employee to purchase stock at a price of $1.00 per share and the options expire in four years. The options vest quarterly at a rate of 6,250 per quarter. At March 31, 2002, 6,250 options were vested. Upon termination of services, no further options will be vested. Using the Black-Scholes pricing model, the fair value of the options was determined to be zero based on the following assumptions: Dividend yield - 0%; volatility - 0%; weighted average life - 4 years and risk free interest rate - 4.49%.

Note 4 - Preferred Stock

     During the quarter ended March 31, 2002 the Company sold 175,000 shares of Series A Preferred Stock. The stock has a 10% cumulative dividend paid in shares of preferred stock payable semi-annually. There is a liquidation preference over the common shares. The Company may elect to redeem the preferred at any time prior to the first anniversary of issuance at a price of 150% of the original purchase price. The shareholder will have 30 days from the date of the Company's decision to redeem to choose to exercise the option to convert to common shares.

     Conversion to common shares may be done following the first anniversary of issuance.

          The conversion price per share shall be equal to the original purchase price if the shares are converted within the first 60 days after the anniversary of the purchase of the preferred stock.

          If following the fifteenth (15th) month from the date of issuance the corporation's common stock is publicly traded on NASDAQ, Over-the-Counter Bulletin Board or other national stock exchange, the conversion price shall be 60% of the average closing price of the common stock for the 30 days prior to the date of conversion ("trading conversion price"), however, in no event shall the conversion price be

      VITAL LIVING, INC. (FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)
          NOTES TO CONDENSED FINANCIAL STATEMENTS


          less than the original purchase price. If the Company's common stock is not traded on an exchange, the conversion price shall be equal to the original purchase price.

          For purposes of calculating the Rule 144 holding period, all preferred shares converted to common shall tack on to the original holding period of the preferred shares and will be eligible for sale pursuant to the terms and conditions of Rule 144, after 1 year from the date of the original purchase of the preferred shares.

          All the preferred will be automatically converted into common stock on the first day of the eighteenth month following the original issue date of the preferred, at a conversion price equal to the greater of the trading conversion price or the original purchase price.

     For every 5 shares of preferred stock converted to common the Company will grant the stockholder 1 warrant. All warrants are exercisable after 1 year from the grant at a price of $2.00 per share.

     The price per share of preferred sold was $1. Using the Black-Scholes pricing model, the fair value of the warrants at the issue date was determined to be $.03 per share. The Company common stock at the initial trading date of March 28, 2002 was $1.25 per share. This resulted in a beneficial conversion for the preferred stock. A discount on the preferred shares of $49,000 was recorded in the shareholder's equity with an offset to additional paid in capital. The discount will be amortized into equity over a one year period from the purchase date of the preferred stock. $4,083 was amortized in the period ended March 31, 2002.

Note 5 - Options and Warrants

     The  Company  under  the  2001 Stock Option Plan has  granted  2,455,000
     options  with a weighted average exercise price of $.42 per  share.   At
     March 31, 2002, there were 947,362 options vested.

     The Company has issued 2,430,000 warrants with a weighted average exercise price of $.64 per share. At March 31, 2002, there were 1,786,112 warrants vested.

Note 6 - Subsequent Events

     In April and May 2002, the Company sold an additional 2,100,000 shares of Series A Preferred Stock for $2,100,000.

      VITAL LIVING, INC. (FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

     On April 1, 2002, the Company entered into an Employment Agreement with an individual. The term of employment is three (3) years. The individual shall receive a base salary of $80,000 per annum, increasing to $120,000 on the first anniversary of the Effective Date of the Agreement. The Effective Date of the Agreement will be the day following the Company's successful completion of an offering of $2,900,000. As an inducement for the individual to begin his employment the Company issued 1,340,000 warrants to purchase common stock at $1.50 per share and on the Effective Date of the Agreement will pay the individual a cash signing bonus of $150,000. The warrants are exercisable at any time and expire on the fifth anniversary of issuance.

     On April 1, 2002, the Company entered into an Employment Agreement with an individual. The term of employment is three (3) years. The individual shall receive a base salary of $50,000 per annum, increasing to $60,000 on the first anniversary of the Effective Date of the
     Agreement. The Effective Date of the Agreement will be the day following the Company's successful completion of an offering of $2,900,000.

     On April 4, 2002, the Company entered into a Consulting Agreement with an officer and director. The term of the Agreement is three (3) years. The Consultant shall receive a base salary of $2,000 per month for the term of the Agreement. As an inducement for the Consultant to begin consulting, the Company issued the Consultant 500,000 warrants to purchase common stock at $1.50 per share. The warrants are exercisable at any time and expire on the fifth anniversary of issuance.

     On May 3, 2002 the Board of Directors approved the 2002 Master Stock Option Plan for a total of 2,000,000 shares.

     On April 10, 2002 the Company entered into an Agreement with Donner Corp. International. Donner Corp. will use its best efforts to provide ongoing analyst coverage, business evaluation, and other analysis to Vital Living. The initial term of the Agreement was for 30 days with a subsequent 30-day renewal and a third 6 month renewal option. Under the terms of the agreement Donner Corp., in addition to an initial payment of $7,000 and monthly payments of $8,100, received 2,500 shares of 144 restricted common stock and warrants to purchase 30,000 shares of common stock in Vital Living at a price of $2.05 per share. The warrants are exercisable at any time and expire on the third anniversary of issuance.

     On April 23, 2002 Vital Living entered into an Independent Contractor Agreement with CIDCO Investment Company, LLC. Under the terms of the agreement CIDCO will perform sales and marketing services consistent with Vital Living's model. CIDCO was paid an initial $10,000 fee and will receive monthly payments of $5,000 through December 31, 2002, the termination date of the Agreement.

      VITAL LIVING, INC. (FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

     On May 7, 2002 the Company entered into a 3 year Scientific Advisory Board Agreement with a Doctor. Under the terms of the agreement, the Doctor, in addition to payments of $1,250 per Scientific Advisory Board meetings, received options to purchase 15,000 shares of common stock at a price of $2.80 per share. The options vest 1,250 on August 1, 2002, and an additional 1,250 will vest on the 1st day of every third month for the term of this agreement.

     On May 8, 2002 the Company entered into a consulting agreement with an individual. The agreement was for a two-year period and the Company will make monthly payments totaling $2,000. The agreement also included 120,000 options issued under the Company's 2002 Stock Option Plan. The options allow the purchase of stock at a price of $2.80 per share and have a 5 year life. 6,670 options will vest on June 10, 2002. Each month for 16 months, another 6,670 will be vested. The final month 6,610 will be vested.

     On May 14, 2002 the Company entered into an Agreement with Prima Consulting Group, Inc. The term of the Agreement is for 30 days. Under the terms of the agreement Prima, in addition to a payment of $25,000, received 50,000 shares of 144 restricted common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

   With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. The Company's actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein.

      The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to the Risk Factors listed below (many of which have been discussed in prior SEC filings by the Company). Though the Company has attempted to list comprehensively these important factors, the Company wishes to caution investors that other factors could in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

      Readers are further cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RISK FACTORS

Our financial statements have been prepared assuming we will continue as a going concern.

      Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered losses from operations during our operating history. Our ability to continue as a going concern is dependent upon obtaining future profitable operations. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain our operations. Due to our lack of a current source of significant revenue and without the realization of additional capital, it would be unlikely for us to continue as a going concern.

We were organized in January 2001 and have a very limited operating history, which makes an evaluation of us extremely difficult.

     We have a limited operating history. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the Nutraceutical industry, which are characterized by a large number of market entrants, intense competition and a high failure rate. To date, we have been engaged primarily in start-up and business development activities and have generated little revenue from product sales. To achieve profitable operations, we, alone or with others, must successfully develop, introduce and market products. No assurance can be given that our product development efforts will be successfully completed, that required regulatory approvals will be obtained, or that any product, if introduced, will be successfully marketed or will achieve customer acceptance. We have generated $20,777 in revenues for the three month period ended March 31, 2002. Consequently, we have incurred a net loss from operating activities of $304,235 for the same period. Future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of competition and our ability to manufacture products in a production environment while maintaining quality and controlling costs.

Our operating results are difficult to predict in advance and may fluctuate significantly, and a failure to meet the expectations of analysts or our stockholders would likely result in a substantial decline in our stock price.

     There is little historical financial information that is useful in evaluating our business, prospects and future operating results. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. We expect our future operating results to fluctuate significantly from quarter to quarter. If our operating results fail to meet or exceed the expectations of analysts or investors, our stock price would likely decline substantially. Factors that are likely to cause our results to fluctuate include the following:

* the gain or loss of significant customers, suppliers, distributors, key employees or advisors;

*    the   amount  and  timing  of  our  operating  expenses  and   capital
     expenditures;

*    the timing and expenditures relating to clinical trials;

*    changes in the volume of our product sales and pricing concessions;

*    the timing, rescheduling or cancellation of customer orders;

*    the varying length of our sales cycles;

* the availability and pricing of competing products and technologies and the resulting effect on sales and pricing of our products;

* our ability to specify, develop, complete, introduce and market new products and bring them to volume production in a timely manner;

* the rate of adoption and acceptance of new industry standards in our target markets;

* the effectiveness of our product cost reduction efforts and those of our suppliers;

*    changes in the mix of products we sell; and

*    changes in the average selling prices of our products.

There is a limited current public market for our common stock.

     There is a limited public market for our common stock. Although our common stock is listed on the Over-the-Counter Bulletin Board, there is a limited volume of sales, thus providing a limited liquidity into the market for our shares. As a result of the foregoing, stockholders may be unable to liquidate their shares for any reason.

We are highly dependent on our key employees/officers.

      We are dependent upon Bradley D. Edson, our Chief Executive Officer, Kenneth Lind, President, Stuart Benson, Senior Vice-President of Sales, and Eric Anderson, Vice President of Business Development. The Company has entered into employment agreements with Mr. Edson, Mr. Lind, Mr. Benson and Mr. Anderson. The Company's future success also depends on its ability to attract and retain other qualified personnel, for which competition is intense. The loss of Mr. Edson, and the other individuals involved in key management positions, or the Company's inability to attract and retain other qualified employees could have material adverse effect on the Company.

If we are unable to recruit, hire, train and retain additional sales, marketing, operations, advisory and finance personnel, our growth will be impaired.

     To grow our business successfully and maintain a high level of quality, we will need to recruit, retain and motivate additional highly skilled sales, marketing, operations, advisory, and finance personnel. If we are not able to hire, train and retain a sufficient number of qualified employees, our growth will be impaired. In particular, we will need to expand our sales and marketing organizations in order to increase market awareness of our products and to increase revenue. The market for skilled employees is extremely limited. We may have even greater difficulty recruiting potential employees if prospective employees perceive the equity component of our compensation package to be less valuable.

We may not be able to raise further financing or it may only be available on terms unfavorable to our stockholders or us.

      We believe that our available cash resources are insufficient to meet our anticipated working capital and capital expenditure requirements. We need to raise additional funds, to respond to business contingencies, which could include the need to:

*    maintain existing personal/ consultants;

*    fund more rapid expansion;

*    fund additional marketing expenditures;

*    fund clinical trials for new products;

*    develop new products or enhance existing products;

*    enhance our operating infrastructure;

*    hire additional personnel;

*    respond to competitive pressures; or

*    acquire complementary businesses or technologies.

     If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products or otherwise respond to competitive pressures would be significantly limited.

Background Overview

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

Results of Operations for the three months ended March 31, 2002 and the period January 22, 2001 (inception) to March 31, 2001.

      Gross Revenues for the Company were $20,777 for the three months ended March 31, 2002 as compared to gross revenues of $0 for the period ended March 31, 2001.

     The Company's net loss was $304,235 or $0.02 per share for the three months ended March 31, 2002 as compared to a net loss of $0 for the period ended March 31, 2001.

Liquidity and Capital Reserves

As of March 31, 2002 (Unaudited)

     As of March 31, 2002, the Company's assets were $250,308 and its current liabilities were $360,409. On December 31, 2001, the Company had working capital (cash) of $179 as compared to $26,746 on March 31, 2002. The Company raised $175,000 in a private placement of its 10% Series A Preferred Stock pursuant to an exemption provided by Rule 506 of Regulation D. Proceeds were utilized primarily for labor costs and general working capital.

     The Company has continued to fund its deficit cash flow from private placements of the Company's stock. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses. The Company does not believe that its existing cash balance and internally generated funds from operations will provide the liquidity required to satisfy the Company's working capital needs and anticipated capital expenditures for the next fiscal year. In the event the Company is unable to generate capital from loans, the sale of stock, or revenues, the Company will be forced to cease operations until additional capital is available.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.
     None

Item 2.       Changes in Securities.

     In January 2002 the Company granted 75,000 options to an employee. The exercise price is $1.00 and the options vest yearly subject to certain provisions that can accelerate vesting. There are 25,000 options vesting in year 1, 2 and year 3. The option will expire in January 2006.

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

     During the quarter ended March 31, 2002 the Company sold 175,000 shares of Series A Preferred Stock at a price of $1.00 per share. The shares were sold solely to Accredited Investors without registration in reliance upon the exemption from registration afforded by Rule 506 of Regulation D.

Subsequent Stock Transactions

     In April and May 2002, the Company sold in various transactions 2,100,000 shares of 10% Series A Preferred Stock (stock) at a price of $1.00 per share. The Shares were sold solely to Accredited Investors without registration based upon the exemption from registration afforded by Regulation D Rule 506 promulgated under the Securities Act.

     On April 1, 2002, Vital Living and Stuart Benson entered into an Employment Agreement. The term of employment is three (3) years. Mr. Benson shall serve as Senior Vice-President of Sales for Vital Living. Mr. Benson shall receive a base salary of $80,000 per annum, increasing to $120,000 on the first anniversary of the Effective Date of the Agreement. The Effective Date of Mr. Benson's Agreement will be the day following Vital Living's successful completion of an offering of $2,900,000. As an inducement for Mr. Benson to begin his employment with Vital Living, Vital Living issued Mr. Benson 1,340,000 warrants to purchase Vital Living's common stock at $1.50 per share and on the Effective Date of the Agreement will pay Mr. Benson a cash signing bonus of $150,000. The warrants are exercisable at any time and expire on the fifth anniversary of issuance. The warrants are being issued without registration based upon the relationship between Mr. Benson and the Company, in reliance upon the exemption from registration afforded by Section 4(2), and Rule 701 of the Securities Act.

     On April 4, 2002, Vital Living and Martin Gerst entered into a Consulting Agreement. The term of the Agreement is three (3) years. Mr. Gerst serves as Secretary/Treasurer and a Director of Vital Living. Mr.
Gerst shall receive a base salary of $2,000 per month for the term of the Agreement. As an inducement for Mr. Gerst to begin consulting for Vital Living, Vital Living issued Mr. Gerst 500,000 warrants to purchase Vital

Living's common stock at $1.50 per share. The warrants are exercisable at any time and expire on the fifth anniversary of issuance. The warrants are being issued without registration based upon the relationship between Mr.
Gerst and the Company, in reliance upon the exemption from registration afforded by Section 4(2), and Rule 701 of the Securities Act.

     On April 10, 2002 Vital Living entered into an Agreement with Donner Corp. International. Donner Corp. will use its best efforts to provide ongoing analyst coverage, business evaluation, and other analysis to Vital Living. The initial term of the Agreement was for 30 days with a subsequent 30-day renewal and a third 6 month renewal option. Under the terms of the agreement Donner Corp., in addition to an initial payment of $7,000 and monthly payments of $8,100, received 2,500 shares of 144 restricted common stock and warrants to purchase 30,000 shares of common stock in Vital Living at a price of $2.05 per share. The warrants are exercisable at any time and expire on the third anniversary of issuance. The warrants are being issued without registration in reliance upon the exemption from registration afforded by Section 4(2), and Rule 701 of the Securities Act.

     On May 3, 2002 the Board of Directors adopted the Company's 2002 Stock Option Plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 2,000,000 shares of common stock. The options may be granted to employees, directors, strategic partners, distributors and consultants. A copy of the Plan is filed herewith as Exhibit 99.1.

     On May 7, 2002 Vital Living entered into a 3 year Scientific Advisory Board Agreement with David Maron, MD. Under the terms of the agreement Dr. Maron, in addition to payments of $1,250 per Scientific Advisory Board meetings, received options to purchase 15,000 shares of common stock in Vital Living at a price of $2.80 per share. The options vest 1,250 on August 1, 2002, and an additional 1,250 will vest on the 1st day of every third month for the term of this agreement. The options are being issued without registration based upon the relationship between Dr. Maron and Mr. Edson, in reliance upon the exemption from registration afforded by Section 4(2), and Rule 701 of the Securities Act.

     On May 8, 2002 Vital Living entered into a 2 year Consulting Agreement with Demetri Argyropoulos. Under the terms of the agreement Mr. Argyropoulos, in addition to monthly payments of $2,000 per month, received options to purchase 120,000 shares of common stock in Vital Living at a price of $2.80 per share. The options vest over 18 months. The options are being issued without registration based upon the relationship between Mr. Argyropoulos and Mr. Edson, in reliance upon the exemption from registration afforded by Section 4(2), and Rule 701 of the Securities Act.

     On May 14, 2002 Vital Living entered into an Agreement with Prima Consulting Group, Inc. Prima will use its best efforts to provide ongoing business development consulting to Vital Living. The term of the Agreement is for 30 days. Under the terms of the agreement Prima, in addition to a payment of $25,000, received 50,000 shares of 144 restricted common stock. The shares of common stock are being issued without registration in reliance upon the exemption from registration afforded by Section 4(2), and Rule 701 of the Securities Act.

Item 3.       Defaults by the Company upon its Senior Securities.
     None.

Item 4.       Submission of Matter to a Vote of Security Holders.
     None.

Item 5.       Other Information.

     Third Party Agreements executed during the quarter:

On March 25, 2002 Vital Living entered into a 2 year Consulting Agreement with Leslie D. Michelson. Under the terms of the agreement Mr. Michelson will assist the Company in formulating, developing and executing a strategic business plan, assist the Company in effecting the clinical evaluation of its products, assist in developing a brand identity and marketing strategy for Company products, and advise the Company with respect to high level legal and regulatory issues. Mr. Michelson, in addition to monthly payments of $2,000, received warrants to purchase 500,000 shares of common stock in Vital Living at a price of $1.00 per share. The warrants vest over 17 months.

On March 25, 2002 Vital Living entered into a 2 year Consulting Agreement with Brian C. Smith. Under the terms of the agreement Mr. Smith will assist the Company in formulating, developing and executing a strategic business plan, assist the Company in effecting the clinical evaluation of its products, assist in developing a brand identity and marketing strategy for Company products, and advise the Company with respect to high level legal and regulatory issues. Mr. Smith, in addition to monthly payments of $2,000, received warrants to purchase 150,000 shares of common stock in Vital Living at a price of $1.00 per share. The warrants vest over 17 months.

On March 25, 2002 Vital Living entered into a 2 year Consulting Agreement with Michael H. Davidson. Under the terms of the agreement Dr. Davidson will establish and serve as the Chairman of Vital Living's scientific advisory board, assist in Developing, manufacturing and testing of nutraceutical formulations, assist the Company in the design and development of compliance and lifestyle programs intended to enhance patient compliance with Vital Living's nutraceuticals, supervise the formulation of Vital Living's Nutraceuticals, and assist Vital Living in developing and refining its programs and efforts to encourage mainstream physicians to incorporate Vital Living's products as integral components of their standard treatment protocols.

Dr. Davidson, in addition to monthly payments of $4,200, received options to purchase 200,000 shares of common stock in Vital Living at a price of $1.00 per share. The options vest over 17 months.

     Agreements executed subsequent to the end of the quarter:

On April 1, 2002, Vital Living and Stuart Benson entered into an Employment Agreement. The term of employment is three (3) years. Mr. Benson shall serve as Senior Vice-President of Sales for Vital Living. Mr. Benson shall receive a base salary of $80,000 per annum, increasing to $120,000 on the first anniversary of the Effective Date of the Agreement. The Effective Date of Mr. Benson's Agreement will be the day following Vital Living's successful completion of an offering of $2,900,000. As an inducement for Mr. Benson to begin his employment with Vital Living, Vital Living issued Mr. Benson 1,340,000 warrants to purchase Vital Living's common stock at $1.50 per share and on the Effective Date of the Agreement will pay Mr. Benson a cash signing bonus of $150,000. The warrants are exercisable at any time and expire on the fifth anniversary of issuance.

On April 1, 2002, Vital Living and Marie Hughes entered into an Employment Agreement. The term of employment is three (3) years. Mrs. Hughes shall serve as Vice-President of Sales for Vital Living. Mrs. Hughes shall receive a base salary of $50,000 per annum, increasing to $60,000 on the first anniversary of the Effective Date of the Agreement. The Effective Date of Mrs. Hughes' Agreement will be the day following Vital Living's successful completion of an offering of $2,900,000.

On April 4, 2002, Vital Living and Martin Gerst entered into a Consulting Agreement. The term of the Agreement is three (3) years. Mr. Gerst serves as Secretary/Treasurer and a Director of Vital Living. Mr. Gerst shall receive a base salary of $2,000 per month for the term of the Agreement. As an inducement for Mr. Gerst to begin consulting for Vital Living, Vital Living issued Mr. Gerst 500,000 warrants to purchase Vital Living's common stock at $1.50 per share. The warrants are exercisable at any time and expire on the fifth anniversary of issuance. The warrants are being issued without registration based upon the relationship between Mr. Gerst and the Company, in reliance upon the exemption from registration afforded by Section 4(2), and Rule 701 of the Securities Act.

On April 10, 2002 Vital Living entered into an Agreement with Donner Corp. International. Donner Corp. will use its best efforts to provide ongoing analyst coverage, business evaluation, and other analysis to Vital Living. The initial term of the Agreement was for 30 days with a subsequent 30-day renewal and a third 6 month renewal option. Under the terms of the agreement Donner Corp., in addition to an initial payment of $7,000 and monthly payments of $8,100, received 2,500 shares of 144 restricted common stock and warrants to purchase 30,000 shares of common stock in Vital Living at a price of $2.05 per share. A copy of the Agreement is filed herewith as Exhibit 10.23.

On April 23, 2002 Vital Living entered into an Independent Contractor Agreement with CIDCO Investment Company, LLC. Under the terms of the agreement CIDCO will perform sales and marketing services consistent with Vital Living's model. CIDCO was paid an initial $10,000 fee and will receive monthly payments of $5,000 through December 31, 2002, the termination date of the Agreement. A copy of the Agreement is filed herewith as Exhibit 10.24.

On May 7, 2002 Vital Living entered into a 3 year Scientific Advisory Board Agreement with David Maron, MD. Under the terms of the agreement Dr. Maron will assist in developing, manufacturing and testing of nutraceutical formulations, assist in the design and development of compliance and lifestyle programs intended to enhance patient compliance with Vital Living's Nutraceuticals, and advise on the needs of potential clients, partners, and other users. Dr. Maron, in addition to payments of $1,250 per Scientific Advisory Board meetings, received options to purchase 15,000 shares of common stock in Vital Living at a price of $2.80 per share. The options vest 1,250 on August 1, 2002, and an additional 1,250 will vest on the 1st day of every third month for the term of this agreement. A copy of Dr. Maron's Agreement is filed herewith as Exhibit 10.25.

On May 8, 2002 Vital Living entered into a 2 year Consulting Agreement with Demetri Argyropoulos. Under the terms of the agreement Mr. Argyropoulos will assist Vital Living in acquisition target identification, partnership identification, strategic alliances, Board of Director/Advisor Placement, assist the Company in identifying and assessing opportunities for capital formation, and facilitate introductions to leading physicians and other prominent healthcare industry professionals. Mr. Argyropoulos, in addition to monthly payments of $2,000 per month, received options to purchase 120,000 shares of common stock in Vital Living at a price of $2.80 per share. The options vest over 18 months. A copy of Mr. Argyropoulos' Agreement is filed herewith as Exhibit 10.26.

On May 14, 2002 Vital Living entered into an Agreement with Prima Consulting Group, Inc. Prima will use its best efforts to provide ongoing business development consulting to Vital Living. The term of the Agreement is for 30 days. Under the terms of the agreement Prima, in addition to a payment of $25,000, received 50,000 shares of 144 restricted common stock. A copy of the Agreement is filed herewith as Exhibit 10.27.

Item 6.       Exhibits and Reports on Form 8-K.

     8-K filed on February 28, 2002 - Amendment to Advanced Medical China Agreement

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VITAL LIVING, INC.
(Registrant)



By:/s/ Bradley Edson
     Bradley D. Edson, C.E.O.


   Date: May 15, 2002

                                EXHIBIT TABLE

Exhibit
Number                                 Description
(1)          N/A
(2)*         Agreement and Plan of Merger between Vital Living, Inc. and  VCM
             Technology Limited
(3)(i)*      Articles of Incorporation
             (a)   Certificate of Merger between Vital Living, Inc.  and  VCM
             Technology     Limited
             (b)   Amended and Restated Articles of Incorporation  for  Vital
             Living, Inc.
(3)(ii)*     Bylaws
             (a)  Amended and Restated Bylaws for Vital Living, Inc.
(4)*         Instruments defining the rights of security holders:
(4)(i)*      (a)  Articles of Incorporation
             (b)  Bylaws
(5)          N/A
(8)          N/A
(9)          N/A
(10.1)**     Agreement with Arizona Heart Institute dated August 21, 2001
(10.2)*****  Amendment to Arizona Heart Agreement dated April 4, 2002
(10.3)**     Agreement  with  AHI  Management Hong  Kong,  Ltd.,  Ltd.  dated
             August 21, 2001
(10.4)**     Employment agreement with Bradley D. Edson
(10.5)**     Employment agreement with Eric Anderson
(10.6)**     Employment agreement with Kenneth F. Lind
(10.7)**     Consulting agreement with Howard Wernick
(10.8)**     Consulting agreement with Michael Edson
(10.9)**     Celebrity Endorsement Contract with Mark Hannah
(10.10)**    Celebrity Endorsement Contract with William Kilmer
(10.11)**    Celebrity Endorsement Contract with Babe Parilli
(10.12)**    Celebrity Endorsement Contract with Earl Morrall
(10.13)**    Lock  up Agreement with Brad Edson, Martin Gerst, Donald  Hannah and Kenneth Lind
(10.14)**    Amended Lock Up Agreement
(10.15)**    Tempe, Arizona Property Lease
(10.16)***   Amendment  to  Agreement with AHI Management  Hong  Kong,  Ltd.,
             Ltd. dated February 26, 2002
(10.17)****  Consulting Agreement with Leslie D. Michelson
(10.18)****  Consulting Agreement with Brian C. Smith
(10.19)****  Consulting Agreement with Michael H. Davidson
(10.20)***** Employment Agreement with Stuart Benson (filed herewith) (10.21)***** Employment Agreement with Marie Hughes (filed herewith) (10.22)***** Consulting Agreement with Martin Gerst (filed herewith)
(10.23)      Agreement with Donner Corp. (filed herewith)
(10.24)      Independent Contractor Agreement with CIDCO (filed herewith)
(10.25)      Scientific  Advisory  Board  Agreement  with  David  Maron,  MD.
             (filed herewith)
(10.26)      Consulting Agreement with Demetri Argyropoulos (filed herewith)
(10.27)      Business  Development  Agreement with  Prima  Consulting  (filed herewith)
(11)         N/A
(13)         N/A
(15)         N/A
(16)         N/A
(17)         N/A

(18)         N/A
(19)         N/A
(20)         N/A
(21)         N/A
(22)         N/A
(23)         N/A
(24)         N/A
(25)         N/A
(26)         N/A
(99)*        2001 Master Stock Option Plan
(99.1)       2002 Master Stock Option Plan (filed herewith)

     *     Filed in Form 8-K on October 1, 2001
     **    Filed in Form 8-K on November 20, 2001
     ***   Filed in Form 8-K on February 28, 2002
     ****  Filed in Form 10-KSB on April 1, 2002
     ***** Filed in Form 8-K on April 16, 2002