Form 10QSB
period 2002-06-30
VITAL LIVING INC
filed 2002-08-14
CIK 1145700

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

                For the quarterly period ended: June 30, 2002

                      Commission file number 000-33211




                              VITAL LIVING, INC
           (Exact name of registrant as specified in its charter)



Nevada                                                            88-0485596
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

5080 North 40th Street, suite 105
Phoenix, Arizona                                                       85018
(Address of principal executive offices                           (zip code)



                               (602) 952-9909
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X        No    ____

     As of August 7, 2002, there were 13,684,116 shares of common stock outstanding.

                                    INDEX

PART I - FINANCIAL INFORMATION                                      Page No.

     Item 1.   Financial Statements

          Condensed Balance Sheet as of
          June 30, 2002 and December 31, 2001                              3

          Condensed Statement of Operations for
          the six months ended June 30, 2002
          and June 30, 2001                                                4

          Condensed Statement of Operations for
          the three months ended June 30, 2002
          and June 30, 2001                                                5

          Condensed Statement of Cash Flows for
          The six months ended June 30, 2002
          and June 30, 2001                                                6

          Notes to Condensed Financial Statements                       7-12

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation               13

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                          19

     Item 2.   Changes in Securities                                      19

     Item 3.   Defaults by the Company upon its
               Senior Securities                                          24

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                           24

     Item 5.   Other Information                                          24

     Item 6.   Exhibits and Reports of Form 8-K                           28

     SIGNATURES                                                           29


ITEM 1.  FINANCIAL STATEMENTS

      Vital Living, Inc. (formerly known as Nutritional Systems, Inc.)
                           Condensed Balance Sheet

                                                    June 30      December 31
                                                     2002           2001
                                                  (Unaudited)
Assets
Current Assets:
  Cash                                         $   2,435,434  $          179
  Accounts receivable                                    - -           9,214
  Due from affiliates                                    - -          37,372
  Due from officers                                      - -          52,500
  Inventory                                          118,650           1,887
  Prepaid expense and other current assets             3,333          23,833
                                                 -----------      ----------
  Total current assets                             2,557,417         124,985
                                                 -----------      ----------

Equipment                                             98,091          75,443
Computer software                                     23,350          23,350
Accumulated depreciation                            (39,420)        (25,036)
                                                 -----------      ----------
                                                      82,021          73,757
                                                 -----------      ----------

Intangible and other assets                           18,562          19,239
                                                 -----------      ----------
                                               $   2,658,000  $      217,981
                                                 ===========      ==========

Liabilities and shareholders' deficit:
Current liabilities:
  Accounts payable                             $       4,687  $      104,271
  Note and payable to Officers                       108,000         191,426
  Accrued liabilities                                 21,385           5,410
                                                 -----------      ----------
  Total current liabilities                          134,072         301,107
                                                 -----------      ----------

Commitments and contingencies

Shareholders' equity (deficit):
 Preferred stock par $.001, 50,000,000 shares
authorized:
  Preferred Stock-Series A par $.001,
10,000,000 shares authorized; 3,712,000 shares
issued and outstanding                                 3,712             - -
  Preferred Stock-Series B par $.001,
10,000,000 shares authorized; no shares issued           - -             - -
  Discount on preferred stock                    (8,411,952)             - -
 Paid-in capital preferred                        13,538,154             - -
 Common stock $.001 par value 100,000,000
shares authorized: issued and outstanding
13,626,554 at 12/31/01 13,684,116 at 6/30/02          13,684          13,627
 Paid-in capital common                            2,318,631         946,159
 Warrants and options issued for services,
unamortized                                      (1,060,466)             - -
 Retained deficit                                (3,877,835)     (1,042,912)
                                                 -----------      ----------
 Total shareholders' equity (deficit)              2,523,928        (83,126)
                                                 -----------      ----------
                                               $   2,658,000  $      217,981
                                                 ===========      ==========

                 See notes to condensed financial statements

      Vital Living, Inc. (formerly known as Nutritional Systems, Inc.)
                      Condensed Statement of Operations
                                 (unaudited)


                                                      Six Months Ended
                                                          June 30
                                                     2002           2001
Revenue                                        $      37,666  $       16,400
                                                 -----------      ----------
Cost of goods sold                                    14,592           5,363
                                                 -----------      ----------
Gross profit                                          23,074          11,037
                                                 -----------      ----------
Administrative expense:
  Labor costs                                        379,905          41,334
  Professional and consulting fees                   785,207          22,072
  Office and equipment rent                           51,888             - -
  Miscellaneous                                      104,891          29,212
                                                 -----------      ----------
Total administrative expense                       1,321,891          92,618
                                                 -----------      ----------
Net loss                                         (1,298,817)        (81,581)
                                                 -----------      ----------
Deemed dividend associated with beneficial
conversion of preferred stock                    (1,536,107)             - -
                                                 -----------      ----------
Net loss available to common shareholders      $ (2,834,924)  $     (81,581)
                                                 ===========      ==========
Earnings per share                             $      (0.21)  $       (0.01)
                                                 ===========      ==========
Weighted average shares outstanding               13,638,639      11,526,554
                                                 ===========      ==========

                 See notes to condensed financial statements

      Vital Living, Inc. (formerly known as Nutritional Systems, Inc.)
                      Condensed Statement of Operations
                                 (unaudited)

                                                     Three Months Ended
                                                          June 30
                                                     2002           2001
Revenue                                        $      16,889  $       16,400
                                                 -----------      ----------
Cost of goods sold                                     2,402           5,363
                                                 -----------      ----------
Gross profit                                          14,487          11,037
                                                 -----------      ----------
Administrative expense:
  Labor costs                                        194,737          41,334
  Professional and consulting fees                   731,561          22,072
  Office and equipment rent                           32,550             - -
  Miscellaneous                                       50,221          29,212
                                                 -----------      ----------
Total administrative expense                       1,009,069          92,618
                                                 -----------      ----------
Net loss                                           (994,582)        (81,581)
                                                 -----------      ----------
Deemed dividend associated with beneficial
conversion of preferred stock                    (1,532,024)             - -
                                                 -----------      ----------
Net loss available to common shareholders      $ (2,526,606)  $     (81,581)
                                                 ===========      ==========
Earnings per share                             $      (0.19)  $       (0.01)
                                                 ===========      ==========
Weighted average shares outstanding               13,650,591      11,526,554
                                                 ===========      ==========

                 See notes to condensed financial statements

      Vital Living, Inc. (formerly known as Nutritional Systems, Inc.)
                      Condensed Statement of Cash Flows
                                 (unaudited)

                                                      Six Months Ended
                                                          June 30
                                                     2002           2001
Operating activities:
  Net loss                                     $ (1,298,817)  $     (81,581)
Adjustments to reconcile net income to net
cash used in operating activities-
  Depreciation and amortization                       15,061             - -
  Amortization of options and warrants issued        149,692             - -
for services
Change in assets and liabilities:
  Accounts receivable                                  9,214            (41)
  Due from affiliates and officers                    89,872        (10,728)
  Inventory                                        (116,762)             880
  Prepaid expense and other current assets            20,500         (9,084)
  Accounts payable                                  (99,585)          40,080
  Accrued liabilities                                 15,975             236
                                                 -----------      ----------
  Cash used in operating activities              (1,214,849)        (60,238)
                                                 -----------      ----------
Investing Activities-purchase of equipment          (22,649)             - -
                                                 -----------      ----------
Financing activities:
  Note and payable to Officers                      (83,426)          72,610
  Stock, options and warrants issued for
services                                             162,372             - -
  Sale of common stock                                   - -          22,461
  Sale of preferred stock:                         3,593,807             - -
                                                 -----------      ----------
Cash provided by financing activities              3,672,753          95,071
                                                 -----------      ----------
Increase in cash                                   2,435,255          34,833
                                                 -----------      ----------
Cash at beginning of period                              179             - -
                                                 -----------      ----------
Cash at end of period                          $   2,435,434  $       34,833
                                                 ===========      ==========
Supplemental cash flow information
  Interest paid                                $         - -  $          - -
                                                 ===========      ==========
  Income tax paid                                        - -             - -
                                                 ===========      ==========
Non cash financing activities:
  Warrants and options issued for services     $   1,210,158  $          - -
                                                 ===========      ==========
  Acquisition of assets with common stock                - -         398,617
                                                 ===========      ==========

             See notes to condensed financial statements

      VITAL LIVING, INC. (FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements at June 30, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of June 30, 2002 and results of operations and cash flows for the periods ended June 30, 2002. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

Note 2 - Contingencies
    Going Concern:

The accompanying financial statements at June 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future profitable operations. Management is in the process of acquiring and developing products for sale that would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Warrants and Options Issued for Services

In the quarter ended June 30, 2002 the Company issued warrants and options to non-employees. The value of each of the transactions was calculated using the Black-Scholes pricing model. The initial recording of the transaction is as paid in capital and offset in shareholders' equity in an account titled warrants and options issued for services. During the second quarter and year to date $719,400 and $1,210,158, respectively have been recorded for the warrants and options issued for services. The warrant and options issued for services account is amortized as consulting fee expense over the term of the respective contracts. Total expense for the quarter and year to date is $122,432 and $149,691 respectively. The individual contracts are as follows:

On March 20, 2002, the Company entered into consulting agreements with two individuals. The agreements were for a two-year period and they will receive monthly payments totaling $4,000. They also received 650,000 warrants to purchase stock at a

      VITAL LIVING, INC. (FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3 - Warrants and Options Issued for Services (Continued)

value of $1.00 per share with a 5-year warrant life. At the signing of the agreement, 36,112 warrants were issued. Each month for 16 months, another 36,112 will be vested. The final month, 36,096 will be vested. The fair value of the warrants was determined to be $375,218.

On March 20, 2002, the Company entered into a consulting agreement with an individual. The agreement was for a two-year period and the Company will make monthly payments totaling $4,200. The agreement also included 200,000
options issued.   The options allow the purchase of stock at a price of $1.00 per share and have a 5-year life. At the signing of the agreement, 11,112 options were issued. Each month for 16 months, another 11,112 will be vested. The final month 11,096 will be vested. The fair value of the options was determined to be $115,450.

On April 4, 2002, the Company entered into a consulting agreement with an Officer/Director. The consultant will receive a base salary of $2,000 over a three-year period and was issued 500,000 warrants to purchase common stock at $1.50 per share. The fair value of the warrants was determined to be $280,580.

In May and June 2002 the Company entered into agreements with four Doctors to serve on a Scientific Advisory Board for a three-year period. Each Doctor will receive a payment of $1,250 per meeting attended and each received an option to purchase common stock at $2.80 per share. 1,250 options (each) will vest in August, 2002 and 1,250 (each) every quarter thereafter. The fair value of the options was determined to be $70,477.

On May 8, 2002, the Company entered into a consulting agreement with an individual. The agreement was for a two-year period and the individual will receive monthly payments of $2,000 and received 120,000 options to purchase common stock at $2.80 per share. 6,670 options vested on June 10, 2002 and each month an additional 6,670 will vest until the final month when 6,610 will vest. The fair value of the options was determined to be $138,274.

On May 19, 2002 the Company entered into a consulting agreement with an individual. The individual received 200,000 options to purchase common stock at $3.00 per share. 8,333 options vested during the quarter ended June 30, 2002 and each month an additional 8,333 will vest with the last month the remaining 8,341 will vest. The fair value of the options was determined to be $230,189.

      VITAL LIVING, INC. (FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 - Preferred Stock

During the six months ended June 30, 2002 the Company sold 3,712,000 shares of Series A Preferred Stock. The costs associated with the offering totaled $118,193 and are offset against paid in capital. The stock has a 10% cumulative dividend paid in shares of preferred stock payable semi-annually. There is a liquidation preference over the common shares. The Company may elect to redeem the preferred at any time prior to the first anniversary of issuance at a price of 150% of the original purchase price. The shareholder will have 30 days from the date of the Company's decision to redeem to choose to exercise the option to convert to common shares.

Conversion to common shares may be done following the first anniversary of issuance.

The conversion price per share shall be equal to the original purchase price if the shares are converted within the first 60 days after the anniversary of the purchase of the preferred stock.

If following the fifteenth (15th) month from the date of issuance the corporation's common stock is publicly traded on NASDAQ, Over-the-Counter Bulletin Board or other national stock exchange, the conversion price shall be 60% of the average closing price of the common stock for the 30 days prior to the date of conversion ("trading conversion price"), however, in no event shall the conversion price be less than the original purchase price. If the Company's common stock is not traded on an exchange, the conversion price shall be equal to the original purchase price.

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

The price per share of preferred sold was $1. Using the Black-Scholes pricing model, the fair value of the warrants at various issue dates was determined to be $9,948,059. This resulted in a beneficial conversion for the preferred stock. A discount on the preferred

      VITAL LIVING, INC. (FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 - Preferred Stock (Continued)

shares of $9,948,059 was recorded in the shareholder's equity with an offset to additional paid in capital. The discount will be amortized into equity over a one-year period from the purchase date of the preferred stock. $1,536,107 was amortized in the period ended June 30, 2002.

Note 5 - Options and Warrants

On January 1, 2002, the Company issued 75,000 options to an employee under the Company's 2001 Stock Option Plan. The options allow the employee to purchase stock at a price of $1.00 per share and the options expire in four years. The options vest quarterly at a rate of 6,250 per quarter. The fair value of the options was determined to be zero.

On April 1, 2002, the Company entered into an employment agreement with an individual, which became effective in June 2002. The term of the agreement is three years; the individual will receive a base salary of $80,000 per year increasing to $120,000 after the first year. The Company issued 1,340,000 warrants to purchase common stock at $1.50 per share and gave a $150,000 bonus. As of June 30, 2002 $42,000 of the bonus had been paid.

The Company accounts for options and warrants issued to employees under Accounting Principles Board Opinion No 25 under which no compensation cost has been recognized. Had compensation cost been recognized in accordance with FAS No. 123 Accounting for Stock Based Compensation the Company's operating loss would have been $3,093,790 and $3,652,416 for the quarter and year to date respectively as compared to the reported quarter and year to date of $2,354,590 and $2,913,116 respectively. The loss per share for the quarter and year to date would have been ($.23) and ($.27) as compared to the reported ($.19) and ($.21).

On May 3, 2002 the Board of Directors approved the 2002 Master Stock Option Plan for a total of 2,000,000 shares.

The Company has granted 2,835,000 options with a weighted average exercise price of $.76 per share. At June 30, 2002, there were 1,029,451 options vested.

The Company has issued 5,012,400 warrants with a weighted average exercise price of $1.11 per share. At June 30, 2002, there were 4,506,848 warrants vested.

      VITAL LIVING, INC. (FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 6 - Stock issued for services

On April 10, 2002 the Company entered into an agreement with Donner Corp. International (DCI) for analyst coverage. The initial fee was $7,000, 2,500 shares of 144 restricted common stock and 30,000 warrants to purchase common stock at $2.05 per share. The value calculated for the common stock was $5,125. The value calculated using the Black-Scholes pricing model for the options was $17,242. All amounts were expensed in the quarter ended June 30, 2002. Paid in capital was increased by $17,242 for the warrant value.

On May 14, 2002 the Company entered into an agreement with Prima Consulting Group for a minimum of 30 days. Prima received a payment of $25,000 and 50,000 shares of 144 restricted common stock. The stock was valued at $140,000 and was expensed in the quarter ended June 30, 2002.

Note 7 - Commitments

On April 23, 2002 the Company entered into an Independent Contractor Agreement with CIDCO Investment Company, LLC (CIC). CIC will perform sales and marketing services consistent with the Company's business model. CIC was paid an initial fee of $10,000 and will receive monthly fees of $5,000 through December 31, 2002, the termination date of the agreement.

On May 31, 2002 the Company entered into a sub-sublease for office space which lasts until October 30, 2003. The lease payments are $8,460 plus tax per month plus any additional rent owed per the prime lease.

Note 8 - Subsidiaries

     On May 17, 2002 Vital Living incorporated a new wholly-owned subsidiary, Vital Living China, Inc., in the state of Delaware. The new subsidiary was formed to conduct the Company's planned operations in China. As of June 30, 2002 the subsidiary has not conducted any business and was essentially dormant.

Note 9 - Financial Advisory Agreements

On June 26, 2002 Vital Living engaged Ladenburg Thalmann & Co. Inc. as placement agent for a private offering of units. Ladenburg was paid a non-refundable fee of $60,000 in partial payment for its services and will receive a placement fee equal to ten percent (10%) of the purchase price paid by investors in the offering. If the minimum offering is achieved, Ladenburg shall receive a fee of at least $250,000. In addition, Ladenburg will receive a non-accountable expense allowance of three percent (3%) and upon the closing of any financing shall receive warrants to purchase a number of shares of common stock

      VITAL LIVING, INC. (FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 9 - Financial Advisory Agreements (Continued)

equal to ten percent (10%) of the gross proceeds of the financing. The term of engagement is for 180 days, subject to cancellation by the Company at any time on and after September 15, 2002 if the initial closing of the offering has not occurred by such date.

On June 30, 2002 Vital Living entered into a twelve (12) month financial advisory agreement with HCFP/Brenner Securities, LLC pursuant to which the Company paid a non-refundable fee of $60,000 and issued forty-eight thousand (48,000) shares of common stock to HCFP/Brenner. In addition to the investment banking services provided to the Company, HCFP/Brenner is also serving as a placement agent for the Company's private offering of units. As of the date of this filing the shares have not been issued.

The Company has engaged several placement agents for an offering of up to $6,000,000 in units consisting of shares of common stock and common stock purchase warrants. As of the date of this filing no units have been sold.

Note 10 - Subsequent Events

On  July  17,  2002 the Company granted 30,000 options to an  employee.   The
exercise price is $2.40 and the options vest quarterly over a three-year period commencing October 17, 2002. The option will expire in July 2007.

On July 29, 2002 Vital Living entered into a twelve (12) month financial advisory agreement with Peck & Grossman, LLC. Peck & Grossman received an initial payment of $75,000 and will receive monthly payments of $10,000 commencing on September 1, 2002 through January 1, 2003. In addition, an officer and director of the Company agreed to transfer up to 235,000 shares of his common stock to Peck & Grossman. 100,000 of which was to be transferred upon execution of the agreement by the Company and the balance of the shares transferred 60 days after execution of the agreement. As of the date of this filing no shares have been transferred.

On July 31, 2002 the Company engaged the firm of Pannell Kerr Forster as its independent auditors for the year ending December 31, 2002.

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

Vital Living develops and markets evidence-based nutraceuticals formulated by physicians for distribution through physicians. The company is developing and testing nutraceuticals in collaboration with leading medical experts based on the best available scientific evidence. Vital Living's nutraceuticals are designed to be incorporated by physicians into a standard physician/patient program, supported by a specially designed compliance regimen. The Company's initial area of focus is cardiovascular health, the leading health concern in America affecting 60 million consumers.

Results of Operations

   Three months and six months ended June 30, 2002 and 2001

Revenue

                                                         Increase/(decrease)
                                  2002         2001           $         %
For the three months ended June
30:
     Revenue                    $  16,889    $ 16,400    $     489        3%

For the six months ended June
30:
     Revenue                    $  37,666    $ 16,400    $  21,266      130%

Revenue.   Revenues  for the three months ended June 30, 2002  were  $16,889, compared to revenues of $16,400 in the three months ended June 30, 2001.

Total revenue for the three months ended June 30, 2002 was $16,889, an increase of $489, or 3%, from $16,400 for the three months ended June 30, 2001. For the six months ended June 30, 2002, total revenue was $37,666, an increase of $21,266, or 130%, from $16,400 in the same period one year ago. The increases are due to the expansion of beta testing for the Company's product.

Cost of goods sold/Gross profit percentage of revenue

                                                         Increase/(decrease)
                                  2002         2001           $         %
For the three months ended June
30:
     Cost of goods sold         $   2,402    $  5,363    $ (2,961)     (55%)

     Gross profit % of revenue        86%         67%

For the six months ended June
30:
     Revenue                    $  14,592    $  5,363    $   9,229      172%

     Gross profit % of revenue        61%         67%

Cost of goods sold for the three months ended June 30, 2002 was $2,402, a decrease of $2,961, or 55%, from $5,363 for the three months ended June 30, 2001. The decrease reflects a change in model mix as the Company's Vital Pack Multi-Vitamin was backordered.

Cost of goods sold for the six months ended June 30, 2002 was $14,592, an increase of $9,229, or 172%, from $5,363 in the same period last year. The increase reflects a change in model mix.

Gross profit as a percentage of revenue increased from 67% for the six months ended June 30 last year to 86% for the six months ended June 30, 2002. The increase in gross profit percentage reflected a change in model mix.

Gross profit decreased from 67% for the six months ended June 30, 2001 to 61% for the same period in 2002. The decrease in gross profit percentage reflects a change in model mix.

Administrative expense

                                                       Increase/(decrease)
                               2002         2001            $           %
For the three months ended
June 30:
     Administrative
expense                     $ 1,009,069   $  92,618   $    916,451      989%

For the six months ended
June 30:
     Administrative
expense                     $ 1,321,891   $  92,618   $  1,229,273    1,327%

Administrative expense was $1,009,069 for the three months ended June 30, 2002 versus $92,618 for the three months ended June 30, 2001. For the six months ended June 30, 2002, administrative expense was $1,321,891, an increase of $1,229,273, or 1,327% from $92,618 during the same period last year. The increase for the six months ended June 30, 2002 versus the same period in 2001 is primarily due to costs related with becoming a publicly traded company and increased support and infrastructure costs, including personnel, associated with the anticipated launch of the Company's new product EssentumT.

Net loss

                                                       Increase/(decrease)
                               2002         2001            $           %
For the three months ended
June 30:
     Net loss               $ 2,526,606   $  81,581   $  2,445,025    2,997%

For the six months ended
June 30:
     Net loss               $ 2,834,924   $  81,581   $  2,753,343    3,375%

The Company's net loss for the three months ended June 30, 2002 was $2,526,606, versus a net loss of $81,581 for the three months ended June 30, 2001, an increase of $2,445,025, or 2,997%. For the six months ended June 30, 2002, the Company incurred a net loss of $2,834,924 versus a net loss of $81,581 during the same period last year, an increase of $2,753,343 or 3,375%. The increase in net loss was primarily the result of (i) the deemed dividend associated with beneficial conversion of preferred stock associated with our preferred private placement, and (ii) increased administrative expenses.

Risks that could cause actual sales to differ from expected sales are detailed in the remainder of this section, and under the section titled "Factors That May Affect the Company's Future Operating Results."

Liquidity and Capital Reserves

Historically, the Company has financed its operations through the sale of equity securities, including private sales of common and preferred stock. It is anticipated that the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses. The Company does not believe that its existing cash balance and internally generated funds from operations will provide the liquidity required to satisfy the Company's working capital needs and anticipated capital expenditures for the next year. In the event the Company is unable to generate capital from loans, the sale of stock, or revenues, the Company will be forced to cease operations until additional capital is available.

Recent Events

Preferred Private Placement. On June 21, 2002 Vital Living completed a private placement offering of 3,712,000 shares of 10% Series A Preferred Stock at $1.00 per share resulting in cash proceeds of $3,712,000. The Preferred Stock was sold directly by the company to accredited investors and no commissions were paid on any funds raised.

Common Private Placement. Vital Living has engaged Ladenburg Thalman & Co., Inc., HCFP/Brenner Securities and Aegis Capital to act as Placement Agents for an offering of up to $6,000,000 in units consisting of shares of common stock and common stock purchase warrants. The offering will be sold on a best efforts basis and no assurance can be given that the offering will be fully subscribed for or that any units will be sold

Anticipated launch of EssentumT. Vital Living has developed a new trademarked, patent pending medical food supplement labeled Essentum, which is anticipated to commence implementation through Arizona Heart Institute
(AHI) on or around August 17, 2002. The product will be prescribed / recommended to some 25,000 patients a year that visit AHI as well as to their proprietary database of some 150,000 active patients. The product is meant to be synergistic and complementary to other CVD treatment protocols that may be prescribed, such as Pharmalogical treatment (prescription drugs) and lifestyle / management changes. Patients will be introduced to Essentum in a variety of ways. All qualified patients will receive the Company's Essentum brochure explaining why Essentum can assist in lowering LDL cholesterol, raising HDL (good) cholesterol and managing other key blood lipids such as c-reactive protein and homocysteine levels. The product has been created to be the patients "multi-Vitamin" with any contraindicated ingredients removed (i.e.-Iron, Vitamin K, etc.).

The patient will receive the Essentum brochure, be given a complimentary sample of Essentum and be issued a prescription for the product. The staff of nurses, doctors, and medical technicians at AHI will emphasize to the patients the benefits of adding Essentum as part of there treatment protocol. Once the patient is at exit billing they will be solicited to fulfill the prescription. If they choose to they can provide billing / payment information to the exit billing person. The information will be electronically transmitted to Vital Living for credit card/ check processing and then on to the fulfillment center. As an added convenience, the patient will be asked to go on auto ship, which will automatically ship Essentum to the patient on a monthly basis. In addition, patients will be enrolled in Vital Living's Lifestyle management program and will receive monthly newsletters and other materials re-enforcing the brand and the positive actions that they should take to deal with their CVD disease.

As of June 30, 2002

As of June 30, 2002, current assets totaled $2,557,417, an increase of $2,432,432 as compared to December 31, 2001. The increase in current assets resulted from the proceeds of the preferred private placement of $3,712,000, partially offset by cash used by operations, purchase of inventory and the payment of accounts payable.

Anticipated Capital Expenditures

Over the next few quarters the Company anticipates several material capital expenditures to be made. The first is an upgrade of its database management/business software and hardware. The Company has engaged E-Partners to assist in assessment and build out of appropriate software that will effectively manage all aspects of Vital Living's business. The software will be designed to be completely scalable and is anticipated to satisfy the Company's needs for the next 5-7 years. Complete build out of software and hardware upgrades is anticipated to be less the $150,000. The Company has budgeted the build out to be paid out of its current cash on hand.

Additionally, the Company has expressed an interest in conducting a double blinded, placebo, multi arm study to validate and publish the results of the Essentum product as it reduces CVD risk factors. Management currently estimates the cost of clinical trials to be between $600,000 and $1,000,000, however, anticipated clinical costs are extremely hard to estimate and are variable based upon numerous conditions. There can be no assurance that the clinical trials will fall within this range, will be successful or that the Company will conduct such tests. If the Company does conduct clinical trials, funds will come from a combination of cash on hand and anticipated funds received from the private placement of its securities.

FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE OPERATING RESULTS

Going Concern; Need For Additional Capital

      Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered losses from operations during our operating history and our ability to continue as a going concern is dependent upon obtaining future profitable operations. Our business is capital intensive. Although management believes that the proceeds from the sale of its securities, together with funds from operations, will be sufficient to cover its anticipated cash requirements, the Company may be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to investors.

Limited History of Business Operations; Accumulated Losses

      We have only a limited operating history and our business model has not yet been tested in the market place. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the medical food or nutraceutical industry, which are characterized by a large number of market entrants, intense competition and a high failure rate. To date, we have been engaged primarily in start-up and business development activities and have generated little revenue from product sales. To achieve profitable operations, we, alone or with others, must successfully introduce and market our existing product, and develop, introduce and market new products. No assurance can be given that our product development efforts will be successfully completed, or that any product, if introduced, will be successfully marketed or will achieve customer acceptance. We entered into our agreement with AHI on August 21, 2001, and thus have not marketed our product to any real extent. Accordingly, we have generated only $37,666 in revenues from the sale of our products for the six-month period ended June 30, 2002. Consequently, we have incurred a net loss from operating activities of approximately $1,298,817 for the same period. Future operating results will depend on many factors, including the demand for our products, the level of competition and our ability to cause the manufacture of our products in a production environment while maintaining quality and controlling costs.

      Although we are not a pharmaceutical development company, any research and development activities, by its very nature, precludes definitive statements as to the time required and costs involved in reaching certain objectives. Although our research and development will be relatively limited, actual research and development costs may exceed budgeted amounts and estimated time frames may require extension. Cost overruns due to unanticipated clinical or regulatory delays or demands, unexpected adverse side effects, insufficient therapeutic efficacy or competitive or technological developments would prevent or substantially deter development efforts and ultimately could have a material adverse effect on us. Our existing product candidates, and any potential additional products that may be developed, may, in certain instances, require significant additional research and development, possible regulatory approval and commitments of resources prior to commercialization. There can be no assurance that any such potential products will be successfully developed or capable of being produced in commercial quantities at acceptable costs, or that any product will prove to be safe and effective in clinical trials or otherwise, or meet applicable regulatory standards.

There is a limited current public market for our common stock.

Although our common stock is listed on the Over-the-Counter Bulletin Board, there is a limited volume of sales, thus providing a limited liquidity into the market for our shares. As a result of the foregoing, stockholders may be unable to liquidate their shares for any reason.

Reliance on Distribution Partners

The Company will utilize third parties to assist in marketing, selling and/or distributing the Company's products. To date, the Company has entered into a joint marketing agreement with the Arizona Heart Institute ("AHI") relating to its line of cardiovascular disease supplements. However, we have not previously marketed this product in a significant fashion, and the introduction of the product, even under the imprimature of the arrangement with AHI, is subject to all of the market risks associated with the introduction of a product in a new distribution channel, including AHI's lack of marketing experience. Accordinly, although we intend to enter into other third party arrangements for this product line in the future, and for other products which we may develop or acquire in the future, no assurance can be given that our current or future partners will purchase, recommend or market our products at sufficient levels or provide our products with adequate support. If the Company's third-party partners do not effectively market its products, the Company will not generate significant revenues or profits. However, the Company believes that the establishment of a network of third-party partners, with extensive and specific knowledge of the various benefits of the Company's products, will in the long term be beneficial to the Company.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.
     None

Item 2.       Changes in Securities.

On April 1, 2002, Vital Living and Stuart Benson entered into an Employment Agreement, which stipulated that the Effective Date of Mr. Benson's Agreement would be the day following Vital Living's successful completion of an offering of at least $2,900,000 of its securities. On June 24, 2002 Mr.
Benson's Agreement became effective. The term of employment is three (3) years. Mr. Benson shall serve as Executive Vice-President for Vital Living. Mr. Benson shall receive a base salary of $80,000 per annum, increasing to $120,000 on the first anniversary of the Effective Date of the Agreement. As an inducement for Mr. Benson to begin his employment Vital Living issued Mr. Benson 1,340,000 warrants to purchase common stock at $1.50 per share and agreed to pay Mr. Benson a cash signing bonus of $150,000. As of June 30, 2002 only $42,000 of the signing bonus had been paid. The warrants are exercisable at any time and expire on the fifth anniversary of issuance. The warrants are being issued without registration based upon the relationship between Mr. Benson and the Company, in reliance upon the exemption from registration afforded by Section 4(2) and Rule 701 of the Securities Act.

On April 4, 2002, Vital Living and Martin Gerst entered into a Consulting Agreement. The term of the Agreement is three (3) years. Mr. Gerst serves as Secretary/Treasurer and a Director of Vital Living. Mr. Gerst shall receive a base salary of $2,000 per month for the term of the Agreement. As an inducement for Mr. Gerst to begin consulting for Vital Living, Vital Living issued Mr. Gerst 500,000 warrants to purchase common stock at $1.50 per share. The warrants are exercisable at any time and expire on the fifth anniversary of issuance. The warrants are being issued without registration based upon the relationship between Mr. Gerst and the Company, in reliance upon the exemption from registration afforded by Section 4(2), and Rule 701 of the Securities Act.

On April 10, 2002 Vital Living entered into an Agreement with Donner Corp. International. Donner Corp. will use its best efforts to provide ongoing analyst coverage, business evaluation, and other analysis to Vital Living. The initial term of the Agreement was for 30 days with a subsequent 30-day renewal and a third 6 month renewal option. The Agreement was not renewed beyond the initial 30 day term. Under the terms of the agreement Donner Corp., in addition to an initial payment of $7,000, received 2,500 shares of restricted common stock and warrants to purchase 30,000 shares of common stock at a price of $2.05 per share. The warrants are exercisable at any time and expire on the third anniversary of issuance. The warrants are being issued without registration in reliance upon the exemption from registration afforded by Section 4(2), and Rule 701 of the Securities Act.

On May 3, 2002 the Board of Directors adopted the Company's 2002 Stock Option Plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 2,000,000 shares of common stock. The options may be granted to employees, directors, strategic partners, distributors and consultants.

On May 7, 2002 Vital Living entered into a 3 year Scientific Advisory Board Agreement with David Maron, MD. Under the terms of the agreement Dr. Maron, in addition to payments of $1,250 per Scientific Advisory Board meeting, received options to purchase 15,000 shares of common stock at a price of $2.80 per share. The options vest 1,250 on August 1, 2002, and an additional 1,250 will vest on the 1st day of every third month for the term of this agreement. The options are being issued without registration based upon the relationship between Dr. Maron and the Company, in reliance upon the exemption from registration afforded by Section 4(2), and Rule 701 of the Securities Act.

On May 8, 2002 Vital Living entered into a 2 year Consulting Agreement with Demetri Argyropoulos. Under the terms of the agreement Mr. Argyropoulos, in addition to monthly payments of $2,000 per month, received options to purchase 120,000 shares of common stock at a price of $2.80 per share. The options vest over 18 months. The options are being issued without registration based upon the relationship between Mr. Argyropoulos and Mr. Edson, in reliance upon the exemption from registration afforded by Section 4(2), and Rule 701 of the Securities Act.

On May 14, 2002 Vital Living entered into an Agreement with Prima Consulting Group, Inc. Prima will use its best efforts to provide ongoing business development consulting to Vital Living. The term of the Agreement was for 30 days. Under the terms of the agreement Prima, in addition to a payment of $25,000, received 50,000 shares of 144 restricted common stock. The shares of common stock are being issued without registration in reliance upon the exemption from registration afforded by Section 4(2), and Rule 701 of the Securities Act. Demetri Argyropoulos, a consultant to Vital Living, is a principal of Prima Consulting Group, Inc.

On May 15, 2002 Vital Living entered into a 3 year Scientific Advisory Board Agreement with Dr. Dennis Sprecher. Under the terms of the agreement Dr. Sprecher, in addition to payments of $1,250 per Scientific Advisory Board meeting, received options to purchase 15,000 shares of common stock at a price of $2.80 per share. The options vest 1,250 on August 1, 2002, and an additional 1,250 will vest on the 1st day of every third month for the term of this agreement. The options are being issued without registration based upon the relationship between Dr. Sprecher and the Company, in reliance upon the exemption from registration afforded by Section 4(2), and Rule 701 of the Securities Act.

On May 19, 2002 Vital Living entered into a 2 year Consulting Agreement with Stephen Songsheng Chen. Under the terms of the agreement Mr. Chen received options to purchase 200,000 shares of common stock at a price of $3.00 per share. The options vest over 24 months. The options are being issued without registration based upon the relationship between Mr. Chen and the Company, in reliance upon the exemption from registration afforded by Section 4(2), and Rule 701 of the Securities Act.

On May 30, 2002 Vital Living entered into a 3 year Scientific Advisory Board Agreement with John A. Sutherland, M.D. Under the terms of the agreement Dr. Sutherland will assist in developing, manufacturing and testing of nutraceutical formulations, assist in the design and development of compliance and lifestyle programs intended to enhance patient compliance with Vital Living's Nutraceuticals, and advise on the needs of potential clients, partners, and other users. Dr. Sutherland, in addition to payments of $1,250 per Scientific Advisory Board meeting, received options to purchase 15,000 shares of common stock at a price of $2.80 per share. The options vest 1,250 on August 1, 2002, and an additional 1,250 will vest on the 1st day of every third month for the term of this agreement. The options are being issued without registration based upon the relationship between Dr. Sutherland and the Company, in reliance upon the exemption from registration afforded by
Section 4(2), and Rule 701 of the Securities Act.

On June 17, 2002 Vital Living entered into a 3 year Scientific Advisory Board Agreement with Ronald M. Krauss, M.D. Under the terms of the agreement Dr. Krauss will assist in developing, manufacturing and testing of nutraceutical formulations, assist in the design and development of compliance and lifestyle programs intended to enhance patient compliance with Vital Living's Nutraceuticals, and advise on the needs of potential clients, partners, and other users. Dr. Krauss, in addition to payments of $1,250 per Scientific Advisory Board meeting, received options to purchase 15,000 shares of common stock at a price of $2.80 per share. The options vest 1,250 on August 1, 2002, and an additional 1,250 will vest on the 1st day of every third month for the term of this agreement. The options are being issued without registration based upon the relationship between Dr. Sutherland and the Company, in reliance upon the exemption from registration afforded by Section 4(2), and Rule 701 of the Securities Act.

On June 21, 2002 Vital Living completed a private placement offering of 3,712,000 shares of 10% Series A Preferred Stock at $1.00 per share resulting in cash proceeds of $3,712,000. The Shares were sold directly by the company solely to Accredited Investors without registration based upon the exemption from registration afforded by Regulation D Rule 506 promulgated under the Securities Act. No commissions were paid on any funds raised.

The rights, preferences, restrictions and other matters relating to the 10% Series A Preferred Stock are as follows:

Dividend Provisions. The holders of the Preferred Stock will be entitled to a preferred dividend at the rate of 10% per annum. Dividends on the Preferred Stock will be cumulative and shall be paid in additional shares of Preferred Stock at a price equal to $1.00 per share and will contain all the rights and privileges and be subject to all the terms and conditions of the Preferred Stock. Dividends shall be paid semi-annually.

Liquidation Preference. In the event of any liquidation, dissolution or winding up of Vital Living, either voluntary or involuntary, subject to the rights of series of preferred stock that may from time to time come into existence, the holders of Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of this corporation to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the sum of (i) $1.00 for each outstanding share of Preferred Stock (the "Original Series A Issue Price") and (ii) an amount equal to 12% of the Original Series A Issue Price for each 12 months that has passed since the date of issuance of any Preferred Stock plus any accrued or declared but unpaid dividends on such share (such amount (of declared but unpaid dividends) being referred to as the "Premium").

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

Conversion. The holders of the Preferred Stock shall have conversion rights as follows (the "Conversion Rights"):

(a) Right to Convert. Each share of Preferred Stock shall be convertible, at the option of the holder thereof, at any time following the first anniversary of the date of issuance of such share and on or prior to the fifth (5th) day prior to the Redemption Date, if any, as may have been fixed in any Redemption Notice with respect to the Preferred Stock, at the office of this corporation or any transfer agent for such stock, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Original Series A Issue Price by the Conversion Price applicable to such share, determined as hereafter provided, in effect on the date the certificate is surrendered for conversion. The Conversion Price per share for shares of Preferred Stock shall be calculated as follows:

(i) If the Preferred Stock is converted between the first anniversary and prior to the fifteenth (15th) month from the date of issuance, the Conversion Price per share shall be $1.00; or

(ii) If following the fifteenth (15th) month from the date of issuance the corporation's Common Stock is publicly traded on NASDAQ, Over-the-Counter Bulletin Board or other national stock exchange, the Conversion Price shall be 60% of the average closing price of the Common Stock for the 30 days prior to the date of conversion ("Trading Conversion Price"), however, in no event shall the Conversion Price be less than $1.00 per share.

(b) Automatic Conversion. Each share of Preferred Stock shall automatically be converted into shares of Common Stock on the first day of the eighteenth
(18th) month following the original issue date of the Preferred Stock, at a Conversion Price equal to the greater of the Trading Conversion Price or $1.00 per share.

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

On June 30, 2002 Vital Living entered into a twelve (12) month financial advisory agreement with HCFP/Brenner Securities, LLC pursuant to which the Company paid a non-refundable fee of $60,000 and issued forty-eight thousand (48,000) shares of common stock to HCFP/Brenner. In addition to the investment banking services provided to the Company, HCFP/Brenner is also serving as a placement agent for the Company's contemplated private offering. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The shares are being issued without registration based upon the relationship between HCFP/Brenner and the Company, in reliance upon the exemption from registration afforded by Section 4(2), and Rule 701 of the Securities Act.

On  July  17,  2002 the Company granted 30,000 options to an  employee.   The
exercise price is $2.40 and the options vest quarterly over a three-year period commencing October 17, 2002. The option will expire in July 2007.

Item 3.       Defaults by the Company upon its Senior Securities.
None.

Item 4.       Submission of Matter to a Vote of Security Holders.
None.

Item 5.       Other Information.

Third Party Agreements executed during the quarter:

On April 1, 2002, Vital Living and Stuart Benson entered into an Employment Agreement, which stipulated that the Effective Date of Mr. Benson's Agreement would be the day following Vital Living's successful completion of an offering of at least $2,900,000 of its securities. On June 24, 2002 Mr.
Benson's Agreement became effective. The term of employment is three (3) years. Mr. Benson shall serve as Executive Vice-President for Vital Living. Mr. Benson shall receive a base salary of $80,000 per annum, increasing to $120,000 on the first anniversary of the Effective Date of the Agreement. As an inducement for Mr. Benson to begin his employment Vital Living issued Mr. Benson 1,340,000 warrants to purchase common stock at $1.50 per share and agreed to pay Mr. Benson a cash signing bonus of $150,000. As of June 30, 2002 only $42,000 of the signing bonus had been paid. The warrants are exercisable at any time and expire on the fifth anniversary of issuance.

On April 1, 2002, Vital Living and Marie Hughes entered into an Employment Agreement, which stipulated that the Effective Date of Mrs. Hughes' Agreement would be the day following Vital Living's successful completion of an offering of at least $2,900,000 of its securities. On June 24, 2002 Mrs. Hughes' Agreement became effective. The term of employment is three (3) years. Mrs. Hughes serves as Vice-President of Sales for Vital Living. Mrs. Hughes receives a base salary of $50,000 per annum, increasing to $60,000 on the first anniversary of the Effective Date of the Agreement. Mrs. Hughes is the spouse of Stuart Benson, Executive Vice-President for Vital Living

On April 4, 2002, Vital Living and Martin Gerst entered into a Consulting Agreement. The term of the Agreement is three (3) years. Mr. Gerst serves as Secretary/Treasurer and a Director of Vital Living. Mr. Gerst shall receive a base salary of $2,000 per month for the term of the Agreement. As an inducement for Mr. Gerst to begin consulting for Vital Living, Vital Living issued Mr. Gerst 500,000 warrants to purchase common stock at $1.50 per share. The warrants are exercisable at any time and expire on the fifth anniversary of issuance.

On April 10, 2002 Vital Living entered into an Agreement with Donner Corp. International. Donner Corp. will use its best efforts to provide ongoing analyst coverage, business evaluation, and other analysis to Vital Living. The initial term of the Agreement was for 30 days with a subsequent 30-day renewal and a third 6 month renewal option. Under the terms of the agreement Donner Corp., in addition to an initial payment of $7,000 and monthly payments of $8,100, received 2,500 shares of 144 restricted common stock and warrants to purchase 30,000 shares of common stock at a price of $2.05 per share.

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

On May 8, 2002 Vital Living entered into a 2 year Consulting Agreement with Demetri Argyropoulos. Under the terms of the agreement Mr. Argyropoulos will assist Vital Living in acquisition target identification, partnership identification, strategic alliances, Board of Director/Advisor Placement, assist the Company in identifying and assessing opportunities for capital formation, and facilitate introductions to leading physicians and other prominent healthcare industry professionals. Mr. Argyropoulos, in addition to monthly payments of $2,000 per month, received options to purchase 120,000 shares of common stock at a price of $2.80 per share. The options vest over 18 months.

On May 14, 2002 Vital Living entered into an Agreement with Prima Consulting Group, Inc. Prima will use its best efforts to provide ongoing business development consulting to Vital Living. The term of the Agreement is for 30 days. Under the terms of the agreement Prima, in addition to a payment of $25,000, received 50,000 shares of restricted common stock.

On May 15, 2002 Vital Living entered into a 3 year Scientific Advisory Board Agreement with Dr. Dennis Sprecher. Under the terms of the agreement Dr. Sprecher, in addition to payments of $1,250 per Scientific Advisory Board meeting, received options to purchase 15,000 shares of common stock at a price of $2.80 per share. The options vest 1,250 on August 1, 2002, and an additional 1,250 will vest on the 1st day of every third month for the term of this agreement.

On May 16, 2002 Vital Living entered into a 1 year Scientific Advisory Board Agreement with Thomas Allison, PHD and the MAYO FOUNDATION FOR MEDICAL EDUCATION AND RESEARCH. Under the terms of the agreement Dr. Allison will assist in developing, manufacturing and testing of nutraceutical formulations, assist in the design and development of compliance and lifestyle programs intended to enhance patient compliance with Vital Living's Nutraceuticals, and advise on the needs of potential clients, partners, and other users. Dr. Allison shall receive payments of $1,250 per Scientific Advisory Board meeting, which shall be paid directly to the MAYO FOUNDATION.

On May 19, 2002 Vital Living entered into a 2 year Consulting Agreement with Stephen Songsheng Chen. Under the terms of the agreement Mr. Chen will assist Vital Living in establishing an office in China, assist with meeting the legal requirements of being able to do business in China, facilitate the introduction of strategic alliances, Board of Director/Advisor Placement for the Company's new Chinese Subsidiary, assist the Company in identifying and assessing opportunities for capital formation, and assist in the establishment of a marketing and sales force within China. Mr. Chen received options to purchase 200,000 shares of common stock in Vital Living at a price of $3.00 per share. The options vest over 24 months.

On May 30, 2002 Vital Living entered into a 3 year Scientific Advisory Board Agreement with John A. Sutherland, M.D. Under the terms of the agreement Dr. Sutherland, in addition to payments of $1,250 per Scientific Advisory Board meeting, received options to purchase 15,000 shares of common stock at a price of $2.80 per share. The options vest 1,250 on August 1, 2002, and an additional 1,250 will vest on the 1st day of every third month for the term of this agreement.

On May 31, 2001 Vital Living entered into a Sub-Sublease agreement for new office space located at 5080 North 40th Street, Suite 105, Phoenix, Arizona 89018. The Sub-Sublease commenced on June 17, 2002 and expires on October 30, 2003. The monthly lease obligation on this facility is approximately $8,460.25.

On June 17, 2002 Vital Living entered into a 3 year Scientific Advisory Board Agreement with Ronald M. Krauss, M.D. Under the terms of the agreement Dr. Krauss will assist in developing, manufacturing and testing of nutraceutical formulations, assist in the design and development of compliance and lifestyle programs intended to enhance patient compliance with Vital Living's Nutraceuticals, and advise on the needs of potential clients, partners, and other users. Dr. Krauss, in addition to payments of $1,250 per Scientific Advisory Board meeting, received options to purchase 15,000 shares of common stock at a price of $2.80 per share. The options vest 1,250 on August 1, 2002, and an additional 1,250 will vest on the 1st day of every third month for the term of this agreement.

On June 26, 2002 Vital Living engaged Ladenburg Thalmann & Co. Inc. as placement agent for the Company's private offering of units. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.") Ladenburg was paid a non-
refundable fee of $60,000 in partial payment for its services and will receive a placement fee equal to ten percent (10%) of the purchase price paid by investors in the offering. If the minimum offering is achieved, Ladenburg shall receive a fee of at least $250,000. In addition, Ladenburg will receive a non-accountable expense allowance of three percent (3%) and upon the closing of any financing shall receive warrants to purchase a number of shares of common stock equal to ten percent (10%) of the gross proceeds of the financing. The term of engagement is for 180 days, subject to cancellation by the Company at any time on and after September 15, 2002 if the initial closing of the offering has not occurred by such date.

On June 30, 2002 Vital Living entered into a twelve (12) month financial advisory agreement with HCFP/Brenner Securities, LLC pursuant to which the Company paid a non-refundable fee of $60,000 and issued forty-eight thousand (48,000) shares of common stock to HCFP/Brenner. In addition to the investment banking services provided to the Company, HCFP/Brenner is also serving as a placement agent for the Company's private offering of units. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Subsequent events

On July 29, 2002 Vital Living entered into a twelve (12) month financial advisory agreement with Peck & Grossman, LLC. Peck & Grossman will use its best efforts to (i) assist the Company in the development of a program to enhance the profile of the Company with institutional and retail investors,
(ii) assist the Company with its investor relations profile, and (iii) identify business opportunities for the Company. Under the terms of the agreement Peck & Grossman received an initial payment of $75,000 and will receive monthly payments of $10,000 commencing on September 1, 2002 through
January 1, 2003. In addition, Martin Gerst, an officer and director of the Company, agreed to transfer up to 235,000 shares of his common stock to Peck & Grossman. Mr. Gerst was to transfer 100,000 of his shares upon execution of the agreement by the Company, with the balance of the shares transferred 60 days after execution of the agreement, subject to the Company's satisfaction as to the performance of Peck & Grossman. Mr. Gerst will not be reissued any common stock or otherwise compensated for the transfer of his shares. As of the date of this filing Mr. Gerst has not transferred any of his shares.

On August 1, 2002 Vital Living appointed John Freeman Director of Clinical Development. Mr. Freeman will be responsible for integrating Vital Living's cardiovascular nutraceutical Essentum into AHI's patient treatment protocols. He will facilitate communication between Vital Living and AHI. Mr. Freeman has twelve years' experience in pharmaceutical sales and management, with emphasis on hospital environments, and a strong track record in protecting and enhancing market share of the products under his responsibility. He has earned sales awards and rapid promotions in his past working experience with Bayer Pharmaceuticals and the Mead Johnson Division of Bristol Myers Squibb. He holds a B.A. with honors in Philosophy and History of Science from the University of Leeds in England, and is an International MBA Candidate at Western International University in Phoenix.

      On June 17, 2002 Vital Living issued a press release announcing Mr. Freeman's appointment as Director of Clinical Development. A copy of the press release is filed herewith as Exhibit 99.2.

Item 6.       Exhibits and Reports on Form 8-K.

Exhibits

99.1 Certification of Periodic Report
99.2 Freeman press release

Reports on Form 8-K

8-K filed on April 16, 2002 -      Benson and Hughes Agreements; AHI
                                   Agreements; Amendment to AHI Agreement;
                                   Gerst Agreement

8-K filed on May 31, 2002 -        Sprecher and Allison SAB Appointment; Chen
                                   Appointment; Vital China Subsidiary;
                                   ChangeWave Briefing

8-K filed on June 13, 2002 -       Sutherland SAB Appointment

8-K filed on July 2, 2002 -        Appointment of Hannah and Eide as Board
                                   Members; Completion of Preferred Private
                                   Placement; Sub-sublease; Krauss SAB
                                   Appointment

8-K filed on July 17, 2002 -       Application to AMEX; Benson Appointment

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VITAL LIVING, INC.
(Registrant)



By:/s/ Bradley Edson
      Bradley D. Edson, C.E.O.


Date: August 13, 2002