Form 10QSB
period 2002-09-30
VITAL LIVING INC
filed 2002-11-14
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to________________

Commission file number 000-33211

VITAL LIVING, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0485596

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5080 North 40th Street, suite 105 Phoenix, Arizona	85018

(Address of principal executive offices	(zip code)

(602) 952-9909

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practical date:

As of November 13, 2002, there were 13,972,116 shares of common stock outstanding.

Transition Small Business Disclosure Format (Check one): Yes [   ] No [X]

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2002 and December 31, 2001	3

	Statements of Operations for the nine months ended September 30, 2002 and September 30, 2001	4

	Statements of Operations for the three months ended September 30, 2002 and September 30, 2001	5

	Statements of Cash Flows for the nine months ended September 30, 2002 and September 30, 2001	6

	Notes to Financial Statements	7-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities	15

Item 3.	Defaults by the Company upon its Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports of Form 8-K	15

Signatures		17

Certifications		18-19

VITAL LIVING, INC.
(FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash	$1,313,602	$179
Accounts receivable	40,388	9,214
Due from affiliates	—	37,372
Due from officers	—	52,500
Inventory	130,051	1,887
Prepaid expenses and other current assets	242,307	23,833

Total current assets	1,726,348	124,985

Equipment	122,272	75,443
Computer software	88,824	23,350
Accumulated depreciation	(59,262)	(25,036)

	151,834	73,757

Intangible and other assets	18,215	19,239

	$1,896,397	$217,981

Liabilities and Shareholders’ Equity (deficit):
Current liabilities:
Accounts payable	$124,312	$104,271
Note and payable to officers	108,000	191,426
Accrued liabilities	17,472	5,410

Total current liabilities	249,784	301,107

Commitments and contingencies	—	—
Shareholders’ equity (deficit):
Preferred stock par $.001, 50,000,000 shares authorized:
Preferred Stock-Series A $.001 par value, 10,000,000 shares authorized; 3,712,000 shares issued and outstanding	3,712	—
Preferred Stock-Series B par $.001, 10,000,000 shares authorized; no shares issued	—	—
Paid-in capital — preferred	13,538,154	—
Discount on preferred stock	(5,924,938)	—
Common stock $.001 par value 100,000,000 shares authorized: issued and outstanding 13,792,116 and 13,626,554, respectively	13,792	13,627
Paid-in capital — common	2,480,523	946,159
Restricted common stock issued for services, unamortized	(136,500)	—
Warrants and options issued for services, unamortized	(897,618)	—
Retained deficit	(7,430,512)	(1,042,912)

Total shareholders’ equity (deficit)	1,646,613	(83,126)

	$1,896,397	$217,981

See notes to financial statements

VITAL LIVING, INC.
(FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)

Statements of Operations
(unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Revenue	$105,378	$55,541

Cost of goods sold	55,483	20,820
Inventory write down to net realizable value	—	262,626

Total cost of goods sold	55,483	283,446

Gross profit (loss)	49,895	(227,905)

Administrative expenses
Labor costs	771,002	193,790
Organization costs	—	150,000
Professional and consulting fees	1,385,260	24,246
Office and equipment expense	165,872	71,249
Miscellaneous	102,492	80,830

Total administrative expenses	2,424,626	520,115

Net loss from operations	(2,374,731)	(748,020)
Interest income	10,251	—

Net loss	(2,364,480)	(748,020)

Deemed dividend associated with beneficial conversion of preferred stock	(4,023,120)	—

Net loss available to common shareholders	$(6,387,600)	$(748,020)

Basic and diluted loss per share	$(0.17)	$(0.06)
Deemed dividend associated with beneficial conversion of preferred stock	(0.30)	—

Basic and diluted loss per share available to common shareholder	$(0.47)	$(0.06)

Weighted average basic and diluted common shares outstanding	13,672,373	12,468,000

See notes to financial statements

VITAL LIVING, INC.
(FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)

Statements of Operations
(unaudited)

	Three Months Ended
	September 30,

	2002	2001

Revenue	$67,712	$39,141

Cost of goods sold	40,891	15,457
Inventory write down to net realizable value	—	262,626

Total cost of goods sold	40,891	278,083

Gross profit (loss)	26,821	(238,942)

Administrative expenses
Labor costs	383,499	151,920
Organization costs	—	150,000
Professional and consulting fees	529,610	2,174
Office and equipment expense	79,745	61,276
Miscellaneous	109,881	59,345

Total administrative expenses	1,102,735	424,715

Net loss from operations	(1,075,914)	(663,657)
Interest income	10,251	—

Net loss	(1,065,663)	(663,657)

Deemed dividend associated with beneficial conversion of preferred stock	(2,487,013)	—

Net loss available to common shareholders	$(3,552,676)	$(663,657)

Basic and diluted loss per share	$(0.08)	$(0.05)
Deemed dividend associated with beneficial conversion of preferred stock	(0.18)	—

Basic and diluted loss per share available to common shareholder	$(0.26)	$(0.05)

Weighted average basic and diluted common shares outstanding	13,739,316	13,010,000

See notes to financial statements

VITAL LIVING, INC.
(FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)

Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Operating activities:
Net loss	$(2,364,480)	$(748,020)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	35,250	6,569
Inventory write down to net realizable value	—	262,626
Stock, options and warrants issued for services	162,372	—
Amortization of restricted common stock issued for services	25,500	—
Amortization of options and warrants issued for services	312,540	—
Change in assets and liabilities:
Accounts receivable	(31,174)	(9,984)
Due from affiliates	37,372	(27,569)
Due from officers	52,500	—
Inventory	(128,164)	16,213
Prepaid expense and other current assets	4,246	(36,333)
Accounts payable	20,041	29,528
Accrued liabilities	12,062	4,739

Cash used in operating activities	(1,836,435)	(502,231)

Investing activities:
Purchase of equipment	(112,303)	(4,534)
Acquisition costs	(222,720)	—

Cash used in investing activities	(335,023)	(4,534)

Financing activities:
Note and payable to officers	(83,426)	—
Sale of common stock: inception	—	15,500
Sale of common stock: asset purchase	—	6,961
Sale of common stock	—	538,708
Sale of preferred stock, net of offering expenses	3,593,807	—

Cash provided by financing activities	3,510,381	561,169

Increase in cash	1,313,423	54,404

Cash at beginning of period	179	—

Cash at end of period	$1,313,602	$54,404

Supplemental cash flow information Interest paid	$—	$1,059

Non cash financing activities:
Warrants and options issued for services	$1,210,158	$—

Acquisition of assets with common stock	$—	$398,617

Restricted common stock issued for services	$162,000	$—

See notes to financial statements

VITAL LIVING, INC. (FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)
NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited financial statements at September 30, 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information on a basis consistent with the annual audited financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of September 30, 2002 and results of operations and cash flows for the three and nine month periods then ended. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note 2 — Going Concern

The accompanying financial statements at September 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future profitable operations. Management is in the process of acquiring and developing products for sale that would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 — Warrants and Options Issued for Services

In the nine months ended September 30, 2002, the Company issued warrants and options to non-employees. The value of each of the transactions was calculated using the Black-Scholes pricing model. The initial recording of the transaction is as paid in capital and offset in shareholders’ equity in an account titled warrants and options issued for services. During the nine months ended September 30, 2002, $1,210,158 has been recorded for the warrants and options issued for services. The warrants and options issued for services account is amortized as consulting fee expense over the term of the respective contracts. Total expense for the quarter and year to date is $162,848 and $312,540 respectively.

Between March and May 2002, the Company granted to various third party consultants options to acquire 1,670,000 shares of Common Stock at exercise prices ranging from $1.00 to $3.00 a share in exchange for services. The exercise period for the options range from between two years and five years. The fair value of the options was calculated using the Black-Scholes pricing model and was determined to be $1,139,711.

In May and June 2002, the Company entered into agreements with four doctors to serve on a Scientific Advisory Board for a three-year period. Each doctor will receive a payment of $1,250 per meeting attended and each received an option to purchase 15,000 shares of common stock (or a total of 60,000 options) at $2.80 per share. Each quarter 1,250 options (each) will vest beginning in August 2002 and 1,250 (each) every quarter thereafter. The fair value of the options was calculated using the Black-Scholes pricing model and was determined to be $70,447.

Note 3 — Warrants and Options Issued for Services (Continued)

Effective as of September 30, 2002, Martin Wallace was granted the right to receive nonqualified stock options (the “Options”) to acquire up to 500,000 shares of the Company’s common stock at an exercise price equal to $1.50. Such Options vest at a rate equal to two times the number of Units of paid in full orders for the Product from “Conforming Contracts” (as such term is defined below) during the 12 month period commencing extending through September 30, 2003. A Conforming Contract is a contract with a Medical Service Provider which, among other conditions, agrees to actively endorse and promote the Company’s products and who contractually agrees that the products will be the exclusive products endorsed and promoted by them relative to the particular disease for which it is intended.

Note 4 — Preferred Stock

During the nine months ended September 30, 2002 the Company sold 3,712,000 shares of non-voting convertible Series A Preferred Stock generating proceeds of $3,593,807 net of offering costs of $118,193. The Preferred Stock has a 10% cumulative dividend paid in shares of preferred stock payable semi-annually. There is a liquidation preference over the common shares. The Company may elect to redeem the Preferred stock at any time prior to the first anniversary of issuance at a price of 150% of the original purchase price or $1.50 per share. The shareholder will have 30 days from the date of the Company’s decision to redeem to choose to exercise the option to convert to common shares.

Conversion to common shares may be done following the first anniversary of issuance and the conversion price per share shall be equal to the original purchase price if the shares are converted within the first 60 days after the anniversary of the purchase of the preferred stock.

If following the fifteenth (15th) month from the date of issuance the corporation’s common stock is publicly traded on NASDAQ, Over-the-Counter Bulletin Board or other national stock exchange, the conversion price shall be 60% of the average closing price of the common stock for the 30 days prior to the date of conversion (“trading conversion price”), however, in no event shall the conversion price be less than the original purchase price. If the Company’s common stock is not traded on an exchange, the conversion price shall be equal to the original purchase price.

For purposes of calculating the Rule 144 holding period, all Preferred stock converted to common continue to be the original holding period of the preferred shares and will be eligible for sale pursuant to the terms and conditions of Rule 144, after one year from the date of the original purchase of the Preferred stock.

All the Preferred Stock will be automatically converted into common stock on the first day of the eighteenth month following the original issue date of the Preferred Stock, at a conversion price equal to the greater of the trading conversion price or the original purchase price.

For every five shares of Preferred Stock converted to common stock, the Company will grant the stockholder one warrant. All warrants are exercisable after one year from the date of grant at a price of $2.00 per share.

The price per share of Preferred Stock sold was $1.00. Using the Black-Scholes pricing model, the fair value of the warrants at various grant dates was determined to be $9,948,059. In accordance with EITF 00-27, this created a beneficial conversion to holders of the Preferred Stock and a discount of $9,948,059 was recorded by the Company within shareholders’ equity with a corresponding amount recorded to additional paid in capital. The Preferred Stock discount will be amortized into equity over a one-year period from the issuance date of the Preferred Stock. A total of $2,487,013 and $4,023,120 of the Preferred Stock discount was amortized during the three and nine month periods ended September 30, 2002, respectively.

Note 5 — Employee Stock Issuances, Options and Warrants

On January 1, 2002, the Company issued 75,000 options to an employee under the Company’s 2001 Stock Option Plan. The options allow the employee to purchase stock at a price of $1.00 per share and the options expire in four years. The options vest quarterly at a rate of 6,250 per quarter. The fair value of the options was determined to be zero.

On April 1, 2002, the Company entered into an employment agreement with an individual, which became effective in June 2002. The term of the agreement is three years; the individual will receive a base salary of $80,000 per year increasing to $120,000 after the first year. Additionally, the agreement provided that the Company issue 1,340,000 warrants to purchase common stock at $1.50 per share and a $150,000 bonus. As of September 30, 2002, the 1,340,000 warrants have been issued and $75,000 of the bonus obligation has been paid with the remaining amount of the bonus to be paid on demand.

On May 3, 2002, the Board of Directors approved the 2002 Master Stock Option Plan for which reserved a total of 2,000,000 shares.

The Company has granted 3,365,000 options with a weighted average exercise price of $0.76 per share. At September 30, 2002, there were 1,029,451 options vested.

The Company has issued 5,012,400 warrants with a weighted average exercise price of $1.11 per share. At September 30, 2002, there were 4,506,848 warrants vested.

On July 17, 2002, the Company granted 30,000 options to an employee. The exercise price is $2.40 and the options vest quarterly over a three year period commencing October 17, 2002. The options will expire in July 2007.

The Company accounts for options and warrants issued to employees under Accounting Principles Board Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost been recognized in accordance with FASB No. 123 “Accounting for Stock Based Compensation” the Company’s net loss would have been $1,065,663 and $3,106,780 for the three and nine month periods ended September 30, 2002, respectively, compared to the reported amounts for three and nine month periods ended September 30, 2002 of $1,065,663 and $2,364,480, respectively. The basic and diluted loss per share for the three and nine month periods ended September 30, 2002 would have been ($0.08) and ($0.23), respectively, as compared to the reported ($0.08) and ($0.17), respectively.

Note 6 — Stock issued for services

On April 10, 2002, the Company entered into an agreement with Donner Corp. International (DCI) to provide the Company with analyst coverage. The initial fee was $7,000, 2,500 shares of 144 restricted common stock and 30,000 warrants to purchase common stock at $2.05 per share. The value calculated for the common stock was $5,125. The value calculated using the Black-Scholes pricing model for the options was $17,242. All amounts were expensed in the quarter ended June 30, 2002. Paid in capital was increased by $17,242 for the value of the warrants issued.

On May 14, 2002, the Company entered into an agreement with Prima Consulting Group for a minimum of 30 days. Prima received a payment of $25,000 and 50,000 shares of 144 restricted common stock. The stock was valued at $140,000 and was expensed in the quarter ended June 30, 2002. Payments under the agreement ceased on November 1, 2002 and no further payments are required.

On June 30, 2002 Vital Living entered into a twelve (12) month financial advisory agreement with HCFP/Brenner Securities, LLC pursuant to which the Company paid a non-refundable fee of $60,000 and issued 48,000 shares of common stock to HCFP/Brenner. In addition to the investment banking services provided to the Company, HCFP/Brenner is also serving as a placement agent for the Company’s contemplated private offering. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” The shares are being issued without registration based upon the relationship between HCFP/Brenner and the Company, in reliance upon the exemption from registration afforded by Section 4(2), and Rule 701 of the Securities Act. The value of common stock was $72,000 of which $18,000 has been amortized into expense for the three and nine months ended September 30, 2002.

On July 31, 2002, the Board of Directors approved the issuance of 30,000 shares of restricted common stock each to Robert Eide and Donald Hannah as compensation for performing as independent Directors for the Company.

Note 6 — Stock issued for Services (Continued)

Of these shares, 10,000 vest upon issuance and 10,000 shares would vest on the first two anniversary of service. Additionally it was agreed that annual director compensation would be $24,000 per director or $6,000 per quarter. The value of common stock was $90,000 of which $7,500 was amortized into expense for the three and nine months ended September 30, 2002.

Note 7 — Commitments

The Company has outstanding several active employment agreements and consulting agreements with third parties that range in duration from one month to three years. These agreements are primarily for services necessary to continue its expansion of its internal and external infrastructure and for product marketing and investor relations. A majority of these agreements required an initial retainer fee, the issuance of common stock, options or warrants that vest over the service period as well as monthly cash payments as services are being provided.

On May 31, 2002, the Company entered into a sub-sublease for office space which lasts until October 30, 2003. The lease payments are $8,460 plus tax per month plus any additional rent owed per the prime lease.

Note 8 — Subsidiaries

On May 17, 2002, Vital Living incorporated a new wholly-owned subsidiary, Vital Living China, Inc., in the state of Delaware. The new subsidiary was formed to conduct the Company’s planned operations in China. As of September 30, 2002, the subsidiary has not conducted any business and was essentially dormant.

Note 9 — Subsequent Events

1. MAF Transaction — Effective of October 28, 2002, the Company entered into a definitive agreement to acquire in a stock for stock transaction accounted for as a purchase (the “MAF Acquisition”), privately-held MAF BioNutritionals (“MAF”) of Boonton, NJ, an innovative nutraceutical company selling to health conscious consumers and practitioners nationwide, for 2,500,000 shares of restricted Vital Living common stock, with no registration rights. MAF products are comprised of naturally occurring, primarily certified organic, substances that address the needs of an aging and chronically ill population, an emerging new category in disease prevention and health care.

The closing of the MAF Acquisition is subject to various conditions including Company board approval, reaching satisfactory employment and/or consulting agreements between the Company and certain officers of MAF and the Company, and the completion of due diligence by management of MAF and the Company, respectively. At the closing, certain MAF shareholders will be converted into equity shareholders of the Company, certain shareholders will enter into a shareholder voting agreement regarding corporate governance matters, and, as more fully discussed below, the Company shall have completed a concurrent private placement of no less than $700,000 of the Company’s equity securities. The Company will also provide a guaranty of approximately $820,000 of MAF’s debt, $270,000 of which was incurred in connection with MAF’s acquisition in early 2002 of Boulder Endurance Co., Inc. The balance, or approximately $650,000, relates to a loan facility from Commerce Bank NA of Flemington, NJ. This obligation, which bears interest at the rate of 6.75% and matures in 2008, is 75% guaranteed by the U.S. Small Business Administration.

2. Authorization of Private Placement of Securities — As a condition to closing the MAF Acquisition, the Company will complete a private sale of its securities to accredited investors, with gross proceeds of a minimum of $700,000 and a maximum of $2,100,000. The securities will be offered in units (the “Units”) consisting of one (1) share of common stock; and two (2) common stock purchase warrants (the “Warrants”), such Units to be priced at a discount to the market.

Note 9 — Subsequent Events (Continued)

3. Consulting Agreements — Effective as of November 5, 2002, the Board of Directors ratified three consulting agreements for Douglas Weil, Robert Cook and Mark Behringer. The agreement with Mr. Weil provides for the issuance to him of 33,000 shares of restricted Common Stock, all of which are deemed vested. The agreement with Mr. Cook provides for the issuance to him of 32,000 shares of restricted Common Stock, all of which are deemed vested. The agreement with Mr. Behringer provides for the issuance to him of 68,000 shares of restricted Common Stock, 20,000 of which are deemed vested and the balance of which vest at the rate of 4,000 shares per month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Company’s financial statements and the notes thereto contained elsewhere in this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. The Company’s actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes thereto appearing elsewhere herein.

     The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to the Risk Factors listed below (many of which have been discussed in prior SEC filings by the Company). Though the Company has attempted to list comprehensively these important factors, the Company wishes to caution investors that other factors could in the future prove to be important in affecting the Company’s results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     Readers are further cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company’s views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Background Overview

     Vital Living, Inc., a Nevada corporation, formerly Nutritional Systems Inc., formed on January 22, 2001, acquired substantially all the assets of Vital Living, Inc., an Arizona corporation, in an arms length transaction, which included acquiring the name “Vital Living, Inc.” Nutritional Systems subsequent to the Acquisition changed its name to Vital Living, Inc.

     Vital Living develops and markets evidence-based nutraceuticals formulated by physicians for distribution through physicians. The Company is developing and testing nutraceuticals in collaboration with leading medical experts based on the best available scientific evidence. Vital Living’s nutraceuticals are designed to be incorporated by physicians into a standard physician/patient program, supported by a specially designed compliance regimen. The Company’s initial area of focus is cardiovascular health, the leading health concern in America affecting 60 million consumers.

Results of Operations

Revenue. Total revenue for the three months ended September 30, 2002 was $67,712, an increase of $28,571, or 73%, from $39,141 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, total revenue was $105,378, an increase of $49,837, or 90%, from $55,541 in the same period one year ago. The increases for both the three and nine month periods ended September 30, 2002 compared to the same periods a year ago are due to the introduction of the Company’s product which commenced in August of 2002.

Cost of Goods Sold and Gross Profit. Cost of goods sold for the three months ended September 30, 2002 was $40,891, a decrease of $237,192, or 85%, compared to $278,083 for the three months ended September 30, 2001. The decrease in cost of goods sold reflects a change in product mix as the Company’s Vital Pack Multi-Vitamin was backordered and due to the write-off of inventory to its net estimated realizable value which increased cost of goods sold for the three months ended September 30, 2001 by $262,626.

     Cost of goods sold for the nine months ended September 30, 2002 was $55,483, a decrease of $227,663, or 80%, compared to $283,446 for the nine months ended September 30, 2001. The decrease reflects a change in product mix and the write off of inventory during 2001 referred to above.

     Gross profit as a percentage of revenue increased from (610)% for the three months ended September 30, 2001 to 40% for the nine months ended September 30, 2002. The increase in gross profit percentage reflected a change in product mix and the write-off on inventory during 2001 as referred above. Excluding this one time write-off of inventory gross profit margin would have been 61% for the three months ended September 30, 2001.

     Gross profit increased from (410)% for the nine months ended September 30, 2001 to 47% for the same period in 2002. The increase in gross profit percentage reflects a change in product mix and the write-off on inventory during 2001 as referred above. Excluding this one time write-off of inventory gross profit margin would have been 63% for the nine months ended September 30, 2001.

Administrative Expense. Administrative expense was $1,102,735 for the three months ended September 30, 2002 compared to $424,715 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, administrative expense was $2,424,626, an increase of $1,904,511, or 366% compared to $520,115 for the same period last year. The increase for the three and nine months ended September 30, 2002 versus the same period in 2001 is primarily due to costs related with becoming a publicly traded company and increased support and infrastructure costs, including personnel, consultants and other professionals associated with the launch of the Company’s new product Essentum™.

Net loss. The Company’s net loss for the three months ended September 30, 2002 was $1,065,663, versus a net loss of $663,657 for the three months ended September 30, 2001, an increase of $400,006, or 57%. For the nine months ended September 30, 2002, the Company incurred a net loss of $2,364,480 versus a net loss of $748,020 during the same period last year, an increase of $1,616,460 or 216%. The increase in net loss was primarily the result of costs related with becoming a publicly traded company and increased support and infrastructure costs, including personnel, consultants and other professionals associated with the anticipated launch of the Company’s new product Essentum.™

Liquidity and Capital Reserves

     As of October 31, 2002, the Company had cash and cash equivalents of $1,000,608. This cash, together with the proceeds of the private placement to be closed concurrently with the closing of the MAF Acquisition and the cash flow from operations are expected to last no more than the next 12 months. No assurance can be given that the MAF Acquisition or the private placement will be consummated; if these transactions do not close the Company will need to significantly reduce overhead and other costs until sales of its initial product occur in significant amounts.

     Over the next few quarters the Company anticipates several material capital expenditures to be made. The first is an upgrade of its database management/business software and hardware. Additionally, the Company has expressed an interest in conducting a double blinded, placebo, multi arm study to validate and publish the results of the Essentum product as it reduces CVD risk factors. Management currently estimates the cost of clinical trials to be between $200,000 and $500,000, however, anticipated clinical costs are extremely hard to estimate and are variable based upon numerous conditions. There can be no assurance that the clinical trials will fall within this range, will be successful or that the Company will conduct such tests. If the Company does conduct clinical trials, funds will come from a combination of cash on hand and anticipated funds received from the private placement of its securities.

     To the extent that there are cash flow shortages, the Company intends to finance its operations through the sale of equity securities, including private sales of common and preferred stock. On June 21, 2002, Vital Living completed a private placement offering of 3,712,000 shares of 10% Series A Preferred Stock at $1.00 per share resulting in cash proceeds of $3,593,807 net of expenses of $118,193. The Preferred Stock was sold directly by the Company to accredited investors and no commissions were paid on any funds raised. It is anticipated that the sale of the Company’s stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses. The potential for future sales of additional securities must be evaluated in the context of the fact that our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered losses from operations during our operating history and our ability to continue as a going concern is dependent upon obtaining future profitable operations. Accordingly, no assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to our shareholders.

     In the event the Company is unable to generate capital from loans, the sales of stock, or revenues, the Company will be forced to curtail or cease operations until additional capital is available.

Recent Events

Launch of Essentum™. Vital Living has developed a new trademarked, patent pending, medical food supplement labeled Essentum, which was launched through Arizona Heart Institute (AHI) in May 1, 2002. The product will be prescribed / recommended to some 25,000 patients a year that visit AHI as well as to their proprietary database of some 150,000 active patients. The product is meant to be synergistic and complementary to other CVD treatment protocols that may be prescribed, such as Pharmalogical treatment (prescription drugs) and lifestyle / management changes. Patients will be introduced to Essentum in a variety of ways. All qualified patients will receive the Company’s Essentum brochure explaining why Essentum can assist in lowering LDL cholesterol, raising HDL (good) cholesterol and managing other key blood lipids such as c-reactive protein and homocysteine levels. The product has been created to be the patients “multi-Vitamin” with any contraindicated ingredients removed (i.e.-Iron, Vitamin K, etc.).

     The patient will receive the Essentum brochure, be given a complimentary sample of Essentum and be issued a prescription for the product. The staff of nurses, doctors, and medical technicians at AHI will emphasize to the patients the benefits of adding Essentum as part of there treatment protocol. Once the patient is at exit billing they will be solicited to fulfill the prescription. If they choose to they can provide billing or payment information to the exit billing person. The information will be electronically transmitted to Vital Living for credit card or check processing and then on to the fulfillment center. As an added convenience, the patient will be asked to go on auto ship, which will automatically ship Essentum to the patient on a monthly basis. In addition, patients will be enrolled in Vital Living’s Lifestyle management program and will receive monthly newsletters and other materials re-enforcing the brand and the positive actions that they should take to deal with their CVD disease.

MAF Transaction. Effective of October 28, 2002, the Company has entered into a definitive agreement to acquire in a stock for stock transaction accounted for as a purchase (the “MAF Acquisition”), privately-held MAF BioNutritionals (“MAF”) of Boonton, NJ, an innovative nutraceutical company selling to health conscious consumers and practitioners nationwide, for 2,500,000 shares of restricted Vital Living common stock, with no registration rights. MAF products are comprised of naturally occurring, primarily certified organic, substances that address the needs of an aging and chronically ill population, an emerging new category in disease prevention and health care.

     The closing of the MAF Acquisition, is subject to various conditions including Company board approval, reaching satisfactory employment and/or consulting agreements between the Company and certain officers of MAF and the Company, and (iii) the completion of due diligence by MAF and the Company, respectively. At the closing, certain MAF will be converted into equity of the Company, certain shareholders will enter into a shareholder voting agreement regarding corporate governance matters, and, as more fully discussed below, the Company shall have completed a concurrent private placement of no less than $700,000 of the Company’s equity securities. The Company will also provide a guaranty of approximately $820,000 of MAF’s debt, $270,000 of which was incurred in connection with MAF’s acquisition in early 2002 of Boulder Endurance Co., Inc. The balance, or approximately $650,000, relates to a loan facility from Commerce Bank NA of Flemington, NJ. This obligation, which bears interest at the rate of 6.75% and matures in 2008, is 75% guaranteed by the U.S. Small Business Administration.

     As a condition prescient to closing the MAF Acquisition, the Company will complete a private sale of its securities to accredited investors, with gross proceeds of a minimum of $700,000 and a maximum of $2,100,000. The securities will be offered in units (the “Units”) consisting of one (1) share of common stock; and two (2) common stock purchase warrants (the “Warrants”), such Units to be priced at a discount to the market.

Item 3. Controls and Procedures.

Management has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, management has concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the evaluation date.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings.

     None

Item 2. Changes in Securities.

On July 17, 2002 the Company granted 30,000 options to an employee. The exercise price is $2.40 and the options vest quarterly over a three-year period commencing October 17, 2002. The option will expire in July 2007.

On July 31, 2002, the board of directors approved the issuance of 30,000 shares of restricted common stock each to Robert Eide and Donald Hannah as compensation for performing as independent Directors for the Company. Of these shares, 10,000 vest upon issuance and 10,000 shares would vest on the first two anniversary of service. Additionally it was agreed that annual director compensation would be $24,000 per director or $6,000 per quarter. The value of common stock was $90,000 of which $7,500 has been amortized into expense for the three and nine months ended September 30, 2002.

Item 3. Defaults by the Company Upon Its Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

(a.)	Exhibits

Exhibit
Number	Description

(2)*	Agreement and Plan of Merger between Vital Living, Inc. and VCM Technology Limited
(3)(i)*	Articles of Incorporation
(a) Certificate of Merger between Vital Living, Inc. and VCM Technology Limited
(b) Amended and Restated Articles of Incorporation for Vital Living, Inc.
(3)(ii)*	Bylaws
(a) Amended and Restated Bylaws for Vital Living, Inc.
(4)*	Instruments defining the rights of security holders:
(4)(i)*	(a) Articles of Incorporation
(b) Bylaws
(10.1)**	Agreement with Arizona Heart Institute dated August 21, 2001
(10.2)**	Agreement with AHI Management Hong Kong, Ltd., Ltd. dated August 21, 2001
(10.3)**	Employment agreement with Bradley D. Edson
(10.4)**	Employment agreement with Eric Anderson
(10.5)**	Employment agreement with Kenneth F. Lind
(10.6)**	Consulting agreement with Howard Wernick
(10.7)**	Consulting agreement with Michael Edson
(10.8)**	Celebrity Endorsement Contract with Mark Hannah
(10.9)**	Celebrity Endorsement Contract with William Kilmer
(10.10)**	Celebrity Endorsement Contract with Babe Parilli
(10.11)**	Celebrity Endorsement Contract with Earl Morrall
(10.12)**	Lock up Agreement with Brad Edson, Martin Gerst, Donald Hannah Kenneth Lind
(10.13)**	Amended Lock Up Agreement
(10.14)**	Tempe, Arizona Property Lease
(10.15)***	Amendment to Agreement with AHI Management Hong Kong, Ltd., Ltd. dated February 26, 2002
(10.16)****	Consulting Agreement with Leslie D. Michelsom
(10.17)****	Consulting Agreement with Brian C. Smith
(10.18)****	Consulting Agreement with Michael H. Davidson
(99)*	2001 Master Stock Option Plan
(99.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herein)
(99.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein)

*	Filed in Form 8-K on October 1, 2001

**	Filed in Form 8-K on November 20, 2001

***	Filed in Form 8-K on February 28, 2002

****	Filed in Form 10-KSB for the year ended December 31, 2001 on April 1, 2002

(b.)	Reports on Form 8-K

The Company filed the following Form 8-Ks during the quarter ending September 30, 2002 and through the date of this filing:

Filed on September 30, 2002 — amendment #1 to Form 8-K which was originally filed on August 14, 2002 appointing Pannell, Kerr Forster of Texas, P.C. as the Company’s independent accountants.

Filed on October 6, 2002 — execution of a three year agreement with National Provider Network a leading Preferred Provider Organization which will expand the Company’s distribution network.

Filed on November 4, 2002 — The Company entered into a definitive agreement to acquire MAF BioNutritionals by the issuance of 2,500,000 restricted shares of common stock with no registration rights.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAL LIVING, INC. (Registrant)
By: /s/	Bradley D. Edson, C.E.O.	Date: November 14, 2002

Bradley D. Edson, C.E.O.