Form 10QSB/A
period 2002-06-30
VITAL LIVING INC
filed 2002-12-20
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

Commission file number 000-33211

VITAL LIVING, INC
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0485596 (I.R.S. Employer Identification No.)

5080 North 40th Street, suite 105
Phoenix, Arizona (Address of principal executive offices	85018 (zip code)

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

Explanatory Note

This Amendment No. 1 to Form 10-QSB on Form 10-QSB/A amends Part I, Item 1 and item 2 of our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 to change the report to account for a misstatement of the value of the “Discount on Preferred stock” and related amortization of such discount. The corrections are as follows:

1)     The “Discount on preferred stock” within the “Balance Sheet” on page 3 was corrected to be $(7,139,747).

2)     The “Paid in capital preferred” within the “Balance Sheet” on page 3 was corrected to be $12,049,845.

3)     The “Retained deficit” within the “Balance Sheet” on page 3 was corrected to be $(3,661,731).

4)     The “Deemed dividend associated with beneficial conversion of preferred stock” on the “Condensed Statement of Operations” on page 4 was corrected to be $(1,319,913), “Net loss available to common shareholders” was corrected to be $(2,618,730) and “Basic and diluted loss available to common shareholders” was corrected to be $(0.19).

5)     The “Deemed dividend associated with beneficial conversion of preferred stock” on the “Condensed Statement of Operations” on page 5 was corrected to be $(1,315,830), “Net loss available to common shareholders” was corrected to be $(2,310,412) and “Basic and diluted loss available to common shareholders” was corrected to be $(0.17).

6)     The end of the second sentence of the eighth paragraph of Note 4 on page 9 was corrected to delete “to be $9,948,059”. A sentence following the second sentence of the same paragraph was inserted to read as follows: “The market value of the Company’s common stock on the dates that preferred stock was sold had a range of $1.25 - $3.40 per common share.”

7)     The first line of the first paragraph of Note 4 on page 10 was corrected to delete “$9,948,059” and was replaced with “$8,459,750.” The last sentence of that same paragraph was corrected to delete “$1,536,107” and was replaced with “A total of $1,319,913.”

8)      The table, and the paragraph succeeding the table, included under the caption “Net loss” on page 15 has been updated to reflect the changes described in items 6 and 7 above.

9)     The “Condensed Statement of Cash Flows” on page 7 was corrected to reclass “Stock options and warrants issued for services” to operating activities. “Cash used in operating activities” was corrected to be $(1,052,477) and “Cash provided by financing activities” was corrected to be $3,510,381.

ITEM 1. FINANCIAL STATEMENTS

Vital Living, Inc. (formerly known as Nutritional Systems, Inc.)

Condensed Balance Sheets

	June 30, 2002	December 31, 2001

	(Unaudited)
Assets
Current Assets:
Cash	$2,435,434	$179
Accounts receivable	—	9,214
Due from affiliates	—	37,372
Due from officers	—	52,500
Inventory	118,650	1,887
Prepaid expense and other current assets	3,333	23,833

Total current assets	2,557,417	124,985

Equipment	98,091	75,443
Computer software	23,350	23,350
Accumulated depreciation	(39,420)	(25,036)

	82,021	73,757

Intangible and other assets	18,562	19,239

	$2,658,000	$217,981

Liabilities and shareholders’ deficit:
Current liabilities:
Accounts payable	$4,687	$104,271
Note and payable to Officers	108,000	191,426
Accrued liabilities	21,385	5,410

Total current liabilities	134,072	301,107

Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock par $.001, 50,000,000 shares authorized:	—	—
Preferred Stock-Series A par $.001, 10,000,000 shares authorized: 3,712,000 share issued and outstanding	3,712	—
Preferred Stock-Series B par $.001, 10,000,000 shares authorized: no shares issued	—	—
Discount on preferred stock	(7,139,747)	—
Paid-in capital preferred	12,049,845	—
Common stock $.001 par value 100,000,000 shares authorized: issued and outstanding 13,626,554 at 12/31/01 13,684,116 at 6/30/02	13,684	13,627
Paid-in capital common	2,318,631	946,159
Warrants and options issued for services, unamortized	(1,060,466)	—
Retained deficit	(3,661,731)	(1,042,912)

Total shareholders’ equity (deficit)	2,523,928	(83,126)

	$2,658,000	$217,981

See notes to condensed financial statements

Vital Living, Inc. (formerly known as Nutritional Systems, Inc.)

Condensed Statement of Operations

(Unaudited)
	Six Months Ended June 30,

	2002	2001

Revenue	$37,666	$16,400

Cost of goods sold	14,592	5,363

Gross profit	23,074	11,037

Administrative expense:
Labor costs	379,905	41,334
Professional and consulting fees	785,207	22,072
Office and equipment rent	51,888	—
Miscellaneous	104,891	29,212

Total administrative expense	1,321,891	92,618

Net loss	(1,298,817)	(81,581)

Deemed dividend associated with beneficial conversion of preferred stock	(1,319,913)	—

Net loss available to common shareholders	$(2,618,730)	$(81,581)

Earnings per share	$(0.19)	$(0.01)

Weighted average shares outstanding	13,638,639	11,526,554

See notes to condensed financial statements.

Vital Living, Inc. (formerly known as Nutritional Systems, Inc.)

Condensed Statement of Operations

(Unaudited)
	Three Months Ended June 30,

	2002	2001

Revenue	$16,889	$16,400

Cost of goods sold	2,402	5,363

Gross profit	14,487	11,037

Administrative expense:
Labor costs	194,737	41,334
Professional and consulting fees	731,561	22,072
Office and equipment rent	32,550	—
Miscellaneous	50,221	29,212

Total administrative expense	1,009,069	92,618

Net loss	(994,582)	(81,581)

Deemed dividend associated with beneficial conversion of preferred stock	(1,315,830)	—

Net loss available to common shareholders	$(2,310,412)	$(81,581)

Earnings per share	$(0.17)	$(0.01)

Weighted average shares outstanding	13,650,591	11,526,554

See notes to condensed financial statements.

Vital Living, Inc. (formerly known as Nutritional Systems, Inc.)

Condensed Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30,

	2002	2001
Operating activities:
Net loss	$(1,298,817)	$(81,581)
Adjustments to reconcile net income to net cash used in operating activities- Depreciation and amortization	15,062	—
Amortization of options and warrants issued For services	149,692	—
Stock, options and warrants issued for services	162,372	—
Change in assets and liabilities:
Accounts receivable	9,214	(41)
Due from affiliates and officers	89,872	(10,728)
Inventory	(116,762)	880
Prepaid expense and other current assets	20,500	(9,084)
Accounts payable	(99,585)	40,080
Accrued liabilities	15,975	236

Cash used in operating activities	(1,052,477)	(60,238)

Investing Activities-purchase of equipment	(22,649)	—

Financing activities:
Note and payable to Officers	(83,426)	72,610
Sale of common stock	—	22,461
Sale of preferred stock:	3,593,807	—

Cash provided by financing activities	3,510,381	95,071

Increase in cash	2,435,255	34,833

Cash at beginning of period	179	—

Cash at end of period	$2,435,434	$34,833

Supplemental cash flow information Interest paid	$—	$—

Income tax paid	—	—

Non cash financing activities:
Warrants and options issued for services	$1,210,158	$—

Acquisition of assets with common stock	—	398,617

See notes to condensed financial statements

VITAL LIVING, INC. (FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements at June 30, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of June 30, 2002 and results of operations and cash flows for the periods ended June 30, 2002. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2001.

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

The price per share of preferred sold was $1. Using the Black-Scholes pricing model, the fair value of the warrants at various issue dates was determined. The market price of the Company’s common stock on the dates that preferred stock was sold had a ranged of $1.25 – $3.40 per common share. This resulted in a beneficial conversion for the preferred stock. A discount on the preferred

VITAL LIVING, INC. (FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 - Preferred Stock (Continued)

shares of $8,459,750 was recorded in the shareholder’s equity with an offset to additional paid in capital. The discount will be amortized into equity over a one-year period from the purchase date of the preferred stock. A total of $1,319,913 was amortized in the six month period ended June 30, 2002.

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

The Company accounts for options and warrants issued to employees under Accounting Principles Board Opinion No 25 under which no compensation cost has been recognized. Had compensation cost been recognized in accordance with FAS No. 123 Accounting for Stock Based Compensation the Company’s operating loss would have been $3,093,790 and $3,652,416 for the quarter and year to date respectively as compared to the reported quarter and year to date of $2,354,590 and $2,913,116 respectively. The loss per share for the quarter and year to date would have been ($.23) and ($.27) as compared to the reported ($.19) and ($.21).

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

Note 7 - Commitments

On April 23, 2002 the Company entered into an Independent Contractor Agreement with CIDCO Investment Company, LLC (CIC). CIC will perform sales and marketing services consistent with the Company’s business model. CIC was paid an initial fee of $10,000 and will receive monthly fees of $5,000 through December 31, 2002, the termination date of the agreement.

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

On June 30, 2002 Vital Living entered into a twelve (12) month financial advisory agreement with HCFP/Brenner Securities, LLC pursuant to which the Company paid a non-refundable fee of $60,000 and issued forty-eight thousand (48,000) shares of common stock to HCFP/Brenner. In addition to the investment banking services provided to the Company, HCFP/Brenner is also serving as a placement agent for the Company’s private offering of units. As of the date of this filing the shares have not been issued.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward- looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. The Company’s actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes thereto appearing elsewhere herein.

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

Background Overview

Vital Living, Inc., a Nevada corporation, formerly Nutritional Systems Inc., formed on January 22, 2001, acquired substantially all the assets of Vital Living, Inc., an Arizona corporation, in an arms length transaction, which included acquiring the name “Vital Living, Inc.” Nutritional Systems subsequent to the Acquisition changed its name to Vital Living.

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

Results of Operations

Three months and six months ended June 30, 2002 and 2001

Revenue

Increase/(decrease)
	2002	2001	$	%

For the three months ended June 30:
Revenue	$16,889	$16,400	$489	3%
For the six months ended June 30:
Revenue	$37,666	$16,400	$21,266	130%

Revenue.

Revenues for the three months ended June 30, 2002 were $16,889, compared to revenues of $16,400 in the three months ended June 30, 2001.

Total revenue for the three months ended June 30, 2002 was $16,889, an increase of $489, or 3%, from $16,400 for the three months ended June 30, 2001. For the six months ended June 30, 2002, total revenue was $37,666, an increase of $21,266, or 130%, from $16,400 in the same period one year ago. The increases are due to the expansion of beta testing for the Company’s product.

Cost of goods sold/Gross profit percentage of revenue

Increase/(decrease)

	2002	2001	$	%

For the three months ended June 30:
Cost of goods sold	$2,402	$5,363	$(2,961)	(55%)
Gross profit % of revenue	86%	67%
For the six months ended June 30:
Revenue	$14,592	$5,363	$9,229	172%
Gross profit % of revenue	61%	67%

Cost of goods sold for the three months ended June 30, 2002 was $2,402, a decrease of $2,961, or 55%, from $5,363 for the three months ended June 30, 2001. The decrease reflects a change in model mix as the Company’s Vital Pack Multi-Vitamin was backordered.

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

Administrative expense

Increase/(decrease)

	2002	2001	$	%

For the three months ended June 30:
Administrative expense	$1,009,069	$92,618	$916,451	989%
For the six months ended June 30:
Administrative expense	$1,321,891	$92,618	$1,229,273	1,327%

Administrative expense was $1,009,069 for the three months ended June 30, 2002 versus $92,618 for the three months ended June 30, 2001. For the six months ended June 30, 2002, administrative expense was $1,321,891, an increase of $1,229,273, or 1,327% from $92,618 during the same period last year. The increase for the six months ended June 30, 2002 versus the same period in 2001 is primarily due to costs related with becoming a publicly traded company and increased support and infrastructure costs, including personnel, associated with the anticipated launch of the Company’s new product EssentumT.

Net loss

Increase/(decrease)

	2002	2001	$	%

For the three months ended June 30:
Net loss	$2,310,412	$81,581	$2,228,831	2,732%
For the six months ended June 30:
Net loss	$2,618,730	$81,581	$2,537,149	3,110%

The Company’s net loss for the three months ended June 30, 2002 was $2,310,412, versus a net loss of $81,581 for the three months ended June 30, 2001, an increase of $2,445,025, or 2,732%. For the six months ended June 30, 2002, the Company incurred a net loss of $2,618,730 versus a net loss of $81,581 during the same period last year, an increase of $2,753,343 or 3,110%. The increase in net loss was primarily the result of (i) the deemed dividend associated with beneficial conversion of preferred stock associated with our preferred private placement, and (ii) increased administrative expenses.

Risks that could cause actual sales to differ from expected sales are detailed in the remainder of this section, and under the section titled “Factors That May Affect the Company’s Future Operating Results.”

Liquidity and Capital Reserves

Historically, the Company has financed its operations through the sale of equity securities, including private sales of common and preferred stock. It is anticipated that the sale of the Company’s stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses. The Company does not believe that its existing cash balance and internally generated funds from operations will provide the liquidity required to satisfy the Company’s working capital needs and anticipated capital expenditures for the next year. In the event the Company is unable to generate capital from loans, the sale of stock, or revenues, the Company will be forced to cease operations until additional capital is available.

Recent Events

Preferred Private Placement. On June 21, 2002 Vital Living completed a private placement offering of 3,712,000 shares of 10% Series A Preferred Stock at $1.00 per share resulting in cash proceeds of $3,712,000. The Preferred Stock was sold directly by the company to accredited investors and no commissions were paid on any funds raised.

Common Private Placement. Vital Living has engaged Ladenburg Thalman & Co., Inc., HCFP/Brenner Securities and Aegis Capital to act as Placement Agents for an offering of up to $6,000,000 in units consisting of shares of common stock and common stock purchase warrants. The offering will be sold on a best efforts basis and no assurance can be given that the offering will be fully subscribed for or that any units will be sold

Anticipated launch of EssentumT. Vital Living has developed a new trademarked, patent pending medical food supplement labeled Essentum, which is anticipated to commence implementation through Arizona Heart Institute (AHI) on or around August 17, 2002. The product will be prescribed / recommended to some 25,000 patients a year that visit AHI as well as to their proprietary database of some 150,000 active patients. The product is meant to be synergistic and complementary to other CVD treatment protocols that may be prescribed, such as Pharmalogical treatment (prescription drugs) and lifestyle / management changes. Patients will be introduced to Essentum in a variety of ways. All qualified patients will receive the Company’s Essentum brochure explaining why Essentum can assist in lowering LDL cholesterol, raising HDL (good) cholesterol and managing other key blood lipids such as c- reactive protein and homocysteine levels. The product has been created to be the patients “multi-Vitamin” with any contraindicated ingredients removed (i.e. -Iron, Vitamin K, etc.).

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

Anticipated Capital Expenditures

Over the next few quarters the Company anticipates several material capital expenditures to be made. The first is an upgrade of its database management/business software and hardware. The Company has engaged E-Partners to assist in assessment and build out of appropriate software that will effectively manage all aspects of Vital Living’s business. The software will be designed to be completely scalable and is anticipated to satisfy the Company’s needs for the next 5-7 years. Complete build out of software and hardware upgrades is anticipated to be less the $150,000. The Company has budgeted the build out to be paid out of its current cash on hand.

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

FACTORS THAT MAY AFFECT THE COMPANY’S FUTURE OPERATING RESULTS

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

Reliance on Distribution Partners

The Company will utilize third parties to assist in marketing, selling and/or distributing the Company’s products. To date, the Company has entered into a joint marketing agreement with the Arizona Heart Institute (“AHI”) relating to its line of cardiovascular disease supplements. However, we have not previously marketed this product in a significant fashion, and the introduction of the product, even under the imprimature of the arrangement with AHI, is subject to all of the market risks associated with the introduction of a product in a new distribution channel, including AHI’s lack of marketing experience. Accordingly, although we intend to enter into other third party arrangements for this product line in the future, and for other products which we may develop or acquire in the future, no assurance can be given that our current or future partners will purchase, recommend or market our products at sufficient levels or provide our products with adequate support. If the Company’s third-party partners do not effectively market its products, the Company will not generate significant revenues or profits. However, the Company believes that the establishment of a network of third- party partners, with extensive and specific knowledge of the various benefits of the Company’s products, will in the long term be beneficial to the Company.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings.

                      None

Item 2.          Changes in Securities.

On April 1, 2002, Vital Living and Stuart Benson entered into an Employment Agreement, which stipulated that the Effective Date of Mr. Benson’s Agreement would be the day following Vital Living’s successful completion of an offering of at least $2,900,000 of its securities. On June 24, 2002 Mr. Benson’s Agreement became effective. The term of employment is three (3) years. Mr. Benson shall serve as Executive Vice-President for Vital Living. Mr. Benson shall receive a base salary of $80,000 per annum, increasing to $120,000 on the first anniversary of the Effective Date of the Agreement. As an inducement for Mr. Benson to begin his employment Vital Living issued Mr. Benson 1,340,000 warrants to purchase common stock at $1.50 per share and agreed to pay Mr. Benson a cash signing bonus of $150,000. As of June 30, 2002 only $42,000 of the signing bonus had been paid. The warrants are exercisable at any time and expire on the fifth anniversary of issuance. The warrants are being issued without registration based upon the relationship between Mr. Benson and the Company, in reliance upon the exemption from registration afforded by Section 4(2) and Rule 701 of the Securities Act.

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

On May 3, 2002 the Board of Directors adopted the Company’s 2002 Stock Option Plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 2,000,000 shares of common stock. The options may be granted to employees, directors, strategic partners, distributors and consultants.

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

On May 30, 2002 Vital Living entered into a 3 year Scientific Advisory Board Agreement with John A. Sutherland, M.D. Under the terms of the agreement Dr. Sutherland will assist in developing, manufacturing and testing of nutraceutical formulations, assist in the design and development of compliance and lifestyle programs intended to enhance patient compliance with Vital Living’s Nutraceuticals, and advise on the needs of potential clients, partners, and other users. Dr. Sutherland, in addition to payments of $1,250 per Scientific Advisory Board meeting, received options to purchase 15,000 shares of common stock at a price of $2.80 per share. The options vest 1,250 on August 1, 2002, and an additional 1,250 will vest on the 1st day of every third month for the term of this agreement. The options are being issued without registration based upon the relationship between Dr. Sutherland and the Company, in reliance upon the exemption from registration afforded by Section 4(2), and Rule 701 of the Securities Act.

On June 17, 2002 Vital Living entered into a 3 year Scientific Advisory Board Agreement with Ronald M. Krauss, M.D. Under the terms of the agreement Dr. Krauss will assist in developing, manufacturing and testing of nutraceutical formulations, assist in the design and development of compliance and lifestyle programs intended to enhance patient compliance with Vital Living’s Nutraceuticals, and advise on the needs of potential clients, partners, and other users. Dr. Krauss, in addition to payments of $1,250 per Scientific Advisory Board meeting, received options to purchase 15,000 shares of common stock at a price of $2.80 per share. The options vest 1,250 on August 1, 2002, and an additional 1,250 will vest on the 1st day of every third month for the term of this agreement. The options are being issued without registration based upon the relationship between Dr. Sutherland and the Company, in reliance upon the exemption from registration afforded by Section 4(2), and Rule 701 of the Securities Act.

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

Liquidation Preference. In the event of any liquidation, dissolution or winding up of Vital Living, either voluntary or involuntary, subject to the rights of series of preferred stock that may from time to time come into existence, the holders of Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of this corporation to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the sum of (i) $1.00 for each outstanding share of Preferred Stock (the “Original Series A Issue Price”) and (ii) an amount equal to 12% of the Original Series A Issue Price for each 12 months that has passed since the date of issuance of any Preferred Stock plus any accrued or declared but unpaid dividends on such share (such amount (of declared but unpaid dividends) being referred to as the “Premium”).

Redemption. The Company may following twelve (12) months from the date hereof (the “Redemption Date”), at the option of the Board of Directors, redeem in whole or in part the Preferred Stock by paying in cash in exchange for the shares of Preferred Stock to be redeemed a sum equal to $1.50 per share of Series A Preferred Stock (as adjusted for any stock dividends, combinations or splits with respect to such shares) plus all declared or accumulated but unpaid dividends on such shares (the “Redemption Price”). Any redemption effected pursuant to this subsection (4)(a) shall be made on a pro rata basis among the holders of the Preferred Stock in proportion to the number of shares of Preferred Stock then held by them.

Conversion.     The holders of the Preferred Stock shall have conversion rights as follows (the “Conversion Rights”):

(a)          Right to Convert. Each share of Preferred Stock shall be convertible, at the option of the holder thereof, at any time following the first anniversary of the date of issuance of such share and on or prior to the fifth (5th) day prior to the Redemption Date, if any, as may have been fixed in any Redemption Notice with respect to the Preferred Stock, at the office of this corporation or any transfer agent for such stock, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Original Series A Issue Price by the Conversion Price applicable to such share, determined as hereafter provided, in effect on the date the certificate is surrendered for conversion. The Conversion Price per share for shares of Preferred Stock shall be calculated as follows:

(i)          If the Preferred Stock is converted between the first anniversary and prior to the fifteenth (15th) month from the date of issuance, the Conversion Price per share shall be $1.00; or

(ii)          If following the fifteenth (15th) month from the date of issuance the corporation’s Common Stock is publicly traded on NASDAQ, Over-the-Counter Bulletin Board or other national stock exchange, the Conversion Price shall be 60% of the average closing price of the Common Stock for the 30 days prior to the date of conversion (“Trading Conversion Price”), however, in no event shall the Conversion Price be less than $1.00 per share.

(b)          Automatic Conversion. Each share of Preferred Stock shall automatically be converted into shares of Common Stock on the first day of the eighteenth (18th) month following the original issue date of the Preferred Stock, at a Conversion Price equal to the greater of the Trading Conversion Price or $1.00 per share.

In addition, for every five shares of preferred stock converted to common, the company shall grant the stockholder one warrant. All warrants are exercisable after 1 year from grant at a price of $2.00 per share. The warrants shall hold registration rights, and the company agrees to immediately register the shares, at company’s expense, 12 months from the issue of the preferred stock.

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

(d)          authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security (i) having a preference over, or being on a parity with, the Preferred Stock with respect to dividends or upon liquidation, or (ii) having rights similar to any of the rights of the Preferred Stock; or

(e)          amend the corporation’s Articles of Incorporation or bylaws.

On June 30, 2002 Vital Living entered into a twelve (12) month financial advisory agreement with HCFP/Brenner Securities, LLC pursuant to which the Company paid a non-refundable fee of $60,000 and issued forty-eight thousand (48,000) shares of common stock to HCFP/Brenner. In addition to the investment banking services provided to the Company, HCFP/Brenner is also serving as a placement agent for the Company’s contemplated private offering. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” The shares are being issued without registration based upon the relationship between HCFP/Brenner and the Company, in reliance upon the exemption from registration afforded by Section 4(2), and Rule 701 of the Securities Act.

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

Item 4.          Submission of Matter to a Vote of Security Holders.

                      None.

Item 5.          Other Information.

Third Party Agreements executed during the quarter:

On April 1, 2002, Vital Living and Stuart Benson entered into an Employment Agreement, which stipulated that the Effective Date of Mr. Benson’s Agreement would be the day following Vital Living’s successful completion of an offering of at least $2,900,000 of its securities. On June 24, 2002 Mr. Benson’s Agreement became effective. The term of employment is three (3) years. Mr. Benson shall serve as Executive Vice-President for Vital Living. Mr. Benson shall receive a base salary of $80,000 per annum, increasing to $120,000 on the first anniversary of the Effective Date of the Agreement. As an inducement for Mr. Benson to begin his employment Vital Living issued Mr. Benson 1,340,000 warrants to purchase common stock at $1.50 per share and agreed to pay Mr. Benson a cash signing bonus of $150,000. As of June 30, 2002 only $42,000 of the signing bonus had been paid. The warrants are exercisable at any time and expire on the fifth anniversary of issuance.

On April 1, 2002, Vital Living and Marie Hughes entered into an Employment Agreement, which stipulated that the Effective Date of Mrs. Hughes’ Agreement would be the day following Vital Living’s successful completion of an offering of at least $2,900,000 of its securities. On June 24, 2002 Mrs. Hughes’ Agreement became effective. The term of employment is three   (3)

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

On April 23, 2002 Vital Living entered into an Independent Contractor Agreement with CIDCO Investment Company, LLC. Under the terms of the agreement CIDCO will perform sales and marketing services consistent with Vital Living’s model. CIDCO was paid an initial $10,000 fee and will receive monthly payments of $5,000 through December 31, 2002, the termination date of the Agreement.

On May 7, 2002 Vital Living entered into a 3 year Scientific Advisory Board Agreement with David Maron, MD. Under the terms of the agreement Dr. Maron will assist in developing, manufacturing and testing of nutraceutical formulations, assist in the design and development of compliance and lifestyle programs intended to enhance patient compliance with Vital Living’s Nutraceuticals, and advise on the needs of potential clients, partners, and other users. Dr. Maron, in addition to payments of $1,250 per Scientific Advisory Board meetings, received options to purchase 15,000 shares of common stock at a price of $2.80 per share. The options vest 1,250 on August 1, 2002, and an additional 1,250 will vest on the 1st day of every third month for the term of this agreement.

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

On May 16, 2002 Vital Living entered into a 1 year Scientific Advisory Board Agreement with Thomas Allison, PHD and the MAYO FOUNDATION FOR MEDICAL EDUCATION AND RESEARCH. Under the terms of the agreement Dr. Allison will assist in developing, manufacturing and testing of nutraceutical formulations, assist in the design and development of compliance and lifestyle programs intended to enhance patient compliance with Vital Living’s Nutraceuticals, and advise on the needs of potential clients, partners, and other users. Dr. Allison shall receive payments of $1,250 per Scientific Advisory Board meeting, which shall be paid directly to the MAYO FOUNDATION.

On May 19, 2002 Vital Living entered into a 2 year Consulting Agreement with Stephen Songsheng Chen. Under the terms of the agreement Mr. Chen will assist Vital Living in establishing an office in China, assist with meeting the legal requirements of being able to do business in China, facilitate the introduction of strategic alliances, Board of Director/Advisor Placement for the Company’s new Chinese Subsidiary, assist the Company in identifying and assessing opportunities for capital formation, and assist in the establishment of a marketing and sales force within China. Mr. Chen received options to purchase 200,000 shares of common stock in Vital Living at a price of $3.00 per share. The options vest over 24 months.

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

On June 17, 2002 Vital Living entered into a 3 year Scientific Advisory Board Agreement with Ronald M. Krauss, M.D. Under the terms of the agreement Dr. Krauss will assist in developing, manufacturing and testing of nutraceutical formulations, assist in the design and development of compliance and lifestyle programs intended to enhance patient compliance with Vital Living’s Nutraceuticals, and advise on the needs of potential clients, partners, and other users. Dr. Krauss, in addition to payments of $1,250 per Scientific Advisory Board meeting, received options to purchase 15,000 shares of common stock at a price of $2.80 per share. The options vest 1,250 on August 1, 2002, and an additional 1,250 will vest on the 1st day of every third month for the term of this agreement.

On June 26, 2002 Vital Living engaged Ladenburg Thalmann & Co. Inc. as placement agent for the Company’s private offering of units. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”) Ladenburg was paid a non- refundable fee of $60,000 in partial payment for its services and will receive a placement fee equal to ten percent (10%) of the purchase price paid by investors in the offering. If the minimum offering is achieved, Ladenburg shall receive a fee of at least $250,000. In addition, Ladenburg will receive a non-accountable expense allowance of three percent (3%) and upon the closing of any financing shall receive warrants to purchase a number of shares of common stock equal to ten percent (10%) of the gross proceeds of the financing. The term of engagement is for 180 days, subject to cancellation by the Company at any time on and after September 15, 2002 if the initial closing of the offering has not occurred by such date.

On June 30, 2002 Vital Living entered into a twelve (12) month financial advisory agreement with HCFP/Brenner Securities, LLC pursuant to which the Company paid a non-refundable fee of $60,000 and issued forty-eight thousand (48,000) shares of common stock to HCFP/Brenner. In addition to the investment banking services provided to the Company, HCFP/Brenner is also serving as a placement agent for the Company’s private offering of units. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Subsequent events

On July 29, 2002 Vital Living entered into a twelve (12) month financial advisory agreement with Peck & Grossman, LLC. Peck & Grossman will use its best efforts to (i) assist the Company in the development of a program to enhance the profile of the Company with institutional and retail investors, (ii) assist the Company with its investor relations profile, and (iii) identify business opportunities for the Company. Under the terms of the agreement Peck & Grossman received an initial payment of $75,000 and will receive monthly payments of $10,000 commencing on September 1, 2002 through January 1, 2003. In addition, Martin Gerst, an officer and director of the Company, agreed to transfer up to 235,000 shares of his common stock to Peck & Grossman. Mr. Gerst was to transfer 100,000 of his shares upon execution of the agreement by the Company, with the balance of the shares transferred 60 days after execution of the agreement, subject to the Company’s satisfaction as to the performance of Peck & Grossman. Mr. Gerst will not be reissued any common stock or otherwise compensated for the transfer of his shares. As of the date of this filing Mr. Gerst has not transferred any of his shares.

On August 1, 2002 Vital Living appointed John Freeman Director of Clinical Development. Mr. Freeman will be responsible for integrating Vital Living’s cardiovascular nutraceutical Essentum into AHI’s patient treatment protocols. He will facilitate communication between Vital Living and AHI. Mr. Freeman has twelve years’ experience in pharmaceutical sales and management, with emphasis on hospital environments, and a strong track record in protecting and enhancing market share of the products under his responsibility. He has earned sales awards and rapid promotions in his past working experience with Bayer Pharmaceuticals and the Mead Johnson Division of Bristol Myers Squibb. He holds a B.A. with honors in Philosophy and History of Science from the University of Leeds in England, and is an International MBA Candidate at Western International University in Phoenix.

On June 17, 2002 Vital Living issued a press release announcing Mr. Freeman’s appointment as Director of Clinical Development. A copy of the press release is filed herewith as Exhibit 99.2.

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

By:   /s/ Bradley Edson

                Bradley D. Edson, C.E.O.

Date:     December 16, 2002