Form 10QSB/A
period 2002-09-30
VITAL LIVING INC
filed 2002-12-20
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

As of November 13, 2002, there were 13,925,116 shares of common stock outstanding.

Transition Small Business Disclosure Format (Check one): Yes [ ] No [X]

Explanatory Note

This Amendment No. 1 to Form 10-QSB on Form 10-QSB/A amends Part I, Item 1 and item 2 of our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 to change the report to account for a misstatement of the value of the “Discount on Preferred stock” and related amortization of such discount. The corrections are as follows:

1)	The “Discount on preferred stock” within the Balance Sheet on page 3 was corrected to be $(5,007,515).

2)	The “Paid in capital preferred” within the Balance Sheet on page 3 was corrected to be $12,049,845.

3)	The “Retained deficit” within the Balance Sheet on page 3 was corrected to be $(6,859,626).

4)	The “Deemed dividend associated with beneficial conversion of preferred stock” on the Condensed Statement of Operations on page 4 was corrected to be $(3,452,234), “Net loss available to common shareholders” was corrected to be $(5,816,714), the per share amount of the “Deemed dividend associated with beneficial conversion of preferred stock” was corrected to be $(0.26) and “Basic and diluted loss available to common shareholder” was corrected to be $(0.43).

5)	The “Deemed dividend associated with beneficial conversion of preferred stock” on the Condensed Statement of Operations on page 5 was corrected to be $(2,132,321), “Net loss available to common shareholders” was corrected to be $(3,197,984), the per share amount of the “Deemed dividend associated with beneficial conversion of preferred stock” was corrected to be $(0.15) and “Basic and diluted loss available to common shareholder” was corrected to be $(0.23).

6)	The end of the second sentence of the seventh paragraph of Note 4 on page 8 was corrected to delete “to be $9,948,059.” A sentence following the second sentence of the same paragraph was inserted to read as follows: “The market value of the Company’s common stock on the dates that preferred stock was sold had a range of $1.25 — $3.40 per common share.”

7)	The second sentence of the seventh paragraph of Note 4 on page 8 was corrected to deleted $9,948,059 and was replaced with “$8,459,750.” The last sentence of that same paragraph was corrected to delete “$2,487,013 and $4,023,120” and was replaced with “$2,132,321 and $3,452,234.”

VITAL LIVING, INC.
(FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash	$1,313,602	$179
Accounts receivable	40,388	9,214
Due from affiliates	—	37,372
Due from officers	—	52,500
Inventory	130,051	1,887
Prepaid expenses and other current assets	242,307	23,833

Total current assets	1,726,348	124,985

Equipment	122,272	75,443
Computer software	88,824	23,350
Accumulated depreciation	(59,262)	(25,036)

	151,834	73,757

Intangible and other assets	18,215	19,239

	$1,896,397	$217,981

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$124,312	$104,271
Note and payable to officers	108,000	191,426
Accrued liabilities	17,472	5,410

Total current liabilities	249,784	301,107

Commitments and contingencies	—	—
Shareholders’ equity (deficit):
Preferred stock par $.001, 50,000,000 shares authorized:
Preferred Stock-Series A $.001 par value, 10,000,000 shares authorized; 3,712,000 shares issued and outstanding	3,712	—
Preferred Stock-Series B par $.001, 10,000,000 shares authorized; no shares issued	—	—
Paid-in capital – preferred	12,049,845	—
Discount on preferred stock	(5,007,515)	—
Common stock $.001 par value 100,000,000 shares authorized: issued and outstanding 13,792,116 and 13,626,554, respectively	13,792	13,627
Paid-in capital – common	2,480,523	946,159
Restricted common stock issued for services, unamortized	(136,500)	—
Warrants and options issued for services, unamortized	(897,618)	—
Retained deficit	(6,859,626)	(1,042,912)

Total shareholders’ equity (deficit)	1,646,613	(83,126)

	$1,896,397	$217,981

See notes to financial statements

VITAL LIVING, INC.
(FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)

Statements of Operations
(unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Revenue	$105,378	$55,541

Cost of goods sold	55,483	20,820
Inventory write down to net realizable value	—	262,626

Total cost of goods sold	55,483	283,446

Gross profit (loss)	49,895	(227,905)

Administrative expenses
Labor costs	771,002	193,790
Organization costs	—	150,000
Professional and consulting fees	1,385,260	24,246
Office and equipment expense	165,872	71,249
Miscellaneous	102,492	80,830

Total administrative expenses	2,424,626	520,115

Net loss from operations	(2,374,731)	(748,020)

Interest income	10,251	—

Net loss	(2,364,480)	(748,020)

Deemed dividend associated with beneficial conversion of preferred stock	(3,452,234)	—

Net loss available to common shareholders	$(5,816,714)	$(748,020)

Basic and diluted loss per share	$(0.17)	$(0.06)
Deemed dividend associated with beneficial conversion of preferred stock	(0.26)	—

Basic and diluted loss per share available to common shareholder	$(0.43)	$(0.06)

Weighted average basic and diluted common shares outstanding	13,672,373	12,468,000

See notes to financial statements

VITAL LIVING, INC.
(FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)

Statements of Operations
(unaudited)

	Three Months Ended
	September 30,

	2002	2001

Revenue	$67,712	$39,141

Cost of goods sold	40,891	15,457
Inventory write down to net realizable value	—	262,626

Total cost of goods sold	40,891	278,083

Gross profit (loss)	26,821	(238,942)

Administrative expenses
Labor costs	383,499	151,920
Organization costs	—	150,000
Professional and consulting fees	529,610	2,174
Office and equipment expense	79,745	61,276
Miscellaneous	109,881	59,345

Total administrative expenses	1,102,735	424,715

Net loss from operations	(1,075,914)	(663,657)

Interest income	10,251	—

Net loss	(1,065,663)	(663,657)

Deemed dividend associated with beneficial conversion of preferred stock	(2,132,321)	—

Net loss available to common shareholders	$(3,197,984)	$(663,657)

Basic and diluted loss per share	$(0.08)	$(0.05)
Deemed dividend associated with beneficial conversion of preferred stock	(0.15)	—

Basic and diluted loss per share available to common shareholder	$(0.23)	$(0.05)

Weighted average basic and diluted common shares outstanding	13,739,316	13,010,000

See notes to financial statements

VITAL LIVING, INC.
(FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)

Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Operating activities:
Net loss	$(2,364,480)	$(748,020)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	35,250	6,569
Inventory write down to net realizable value	—	262,626
Stock, options and warrants issued for services	162,372	—
Amortization of restricted common stock issued for services	25,500	—
Amortization of options and warrants issued for services	312,540	—
Change in assets and liabilities:
Accounts receivable	(31,174)	(9,984)
Due from affiliates	37,372	(27,569)
Due from officers	52,500	—
Inventory	(128,164)	16,213
Prepaid expense and other current assets	4,246	(36,333)
Accounts payable	20,041	29,528
Accrued liabilities	12,062	4,739

Cash used in operating activities	(1,861,935)	(502,231)

Investing activities:
Purchase of equipment	(112,303)	(4,534)
Acquisition costs	(222,720)	—

Cash used in investing activities	(335,023)	(4,534)

Financing activities:
Note and payable to officers	(83,426)	—
Sale of common stock: inception	—	15,500
Sale of common stock: asset purchase	—	6,961
Sale of common stock	—	538,708
Sale of preferred stock, net of offering expenses	3,593,807	—

Cash provided by financing activities	3,510,381	561,169

Increase in cash	1,313,423	54,404

Cash at beginning of period	179	—

Cash at end of period	$1,313,602	$54,404

Supplemental cash flow information & Interest paid	$—	$1,059

Non cash financing activities:
Warrants and options issued for services	$1,210,158	$—

Acquisition of assets with common stock	$—	$398,617

Restricted common stock issued for services	$162,000	$—

See notes to financial statements

VITAL LIVING, INC. (FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)
NOTES TO FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

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

Note 2 – Going Concern

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

Note 3 – Warrants and Options Issued for Services

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

In May and June 2002, the Company entered into agreements with four doctors to serve on a Scientific Advisory Board for a three-year period. Each doctor will receive a payment of $1,250 per meeting attended and each received an option to purchase 15,000 shares of common stock (or a total of 60,000 options) at $2.80 per share. Each quarter 1,250 options (each) will vest beginning in August, 2002 and 1,250 (each) every quarter thereafter. The fair value of the options was calculated using the Black-Scholes pricing model and was determined to be $70,447.

VITAL LIVING, INC. (FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)
NOTES TO FINANCIAL STATEMENTS

Note 3 – Warrants and Options Issued for Services (Continued)

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

Note 4 – Preferred Stock

During the nine months ended September 30, 2002 the Company sold 3,712,000 shares of non-voting convertible Series A Preferred Stock generating proceeds of $3,593,807 net of offering cost of $118,193. The Preferred Stock has a 10% cumulative dividend paid in shares of preferred stock payable semi-annually. There is a liquidation preference over the common shares. The Company may elect to redeem the preferred at any time prior to the first anniversary of issuance at a price of 150% of the original purchase price or $1.50 per share. The shareholder will have 30 days from the date of the Company’s decision to redeem to choose to exercise the option to convert to common shares.

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

For every five shares of Preferred Stock converted to common stock the Company will grant the stockholder one warrant. All warrants are exercisable after one year from the date of grant at a price of $2.00 per share.

The price per share of Preferred Stock sold was $1.00. Using the Black-Scholes pricing model, the fair value of the warrants at various grant dates was determined. The market value of the Company’s common stock on the dates preferred stock was sold had a range of $1.25 — $3.40 per common share. In accordance with EITF 00-27, this created a beneficial conversion to holders of the Preferred Stock and a discount of $8,459,750 was recorded by the Company within shareholders’ equity with a corresponding amount recorded to additional paid in capital. The Preferred Stock discount will be amortized into equity over a one-year period from the issuance date of the Preferred Stock. A total of $2,132,321 and $3,452,234 of the Preferred Stock discount was amortized during the three and nine month periods ended September 30, 2002, respectively.

VITAL LIVING, INC. (FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)
NOTES TO FINANCIAL STATEMENTS

Note 5 – Employee Stock Issuances, Options and Warrants

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

Note 6 – Stock issued for services

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

VITAL LIVING, INC. (FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)
NOTES TO FINANCIAL STATEMENTS

Note 6 – Stock issued for Services (Continued)

On June 30, 2002 Vital Living entered into a twelve (12) month financial advisory agreement with HCFP/Brenner Securities, LLC pursuant to which the Company paid a non-refundable fee of $60,000 and issued 48,000 shares of common stock to HCFP/Brenner. In addition to the investment banking services provided to the Company, HCFP/Brenner is also serving as a placement agent for the Company’s contemplated private offering. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” The shares are being issued without registration based upon the relationship between HCFP/Brenner and the Company, in reliance upon the exemption from registration afforded by Section 4(2), and Rule 701 of the Securities Act. The value of common stock was $72,000 of which $18,000 has been amortized into expense for the three and nine months ended September 30, 2002.

On July 31, 2002, the Board of Directors approved the issuance of 30,000 shares of restricted common stock each to Robert Eide and Donald Hannah as compensation for performing as independent Directors for the Company. Of these shares, 10,000 vest upon issuance and 10,000 shares would vest on the first two anniversaries of service. Additionally it was agreed that annual director compensation would be $24,000 per director or $6,000 per quarter. The value of common stock was $90,000 of which $7,500 has been amortized into expense for the three and nine months ended September 30, 2002.

Note 7 – Commitments

The Company has outstanding several active employment agreements and consulting agreements with third parties that range in duration from one month to three years. These agreements are primarily for services necessary to continue its expansion of its internal and external infrastructure and for product marking and investor relations. A majority of these agreements required an initial retainer fee, the issuance of common stock, options or warrants that vest over the service period as well as monthly cash payments as services are bring provided.

On May 31, 2002, the Company entered into a sub-sublease for office space which lasts until October 30, 2003. The lease payments are $8,460 plus tax per month plus any additional rent owed per the prime lease.

Note 8 – Subsidiaries

On May 17, 2002, Vital Living incorporated a new wholly-owned subsidiary, Vital Living China, Inc., in the state of Delaware. The new subsidiary was formed to conduct the Company’s planned operations in China. As of September 30, 2002, the subsidiary has not conducted any business and was essentially dormant.

Note 9 – Subsequent Events

1.	MAF Transaction – On November 4, 2002, the Company has entered into a definitive agreement to acquire in a stock for stock transaction accounted for as a purchase (the “MAF Acquisition”), privately-held MAF BioNutritionals (“MAF”) of Boonton, NJ, an innovative nutraceutical company selling to health conscious consumers and practitioners nationwide, for 2,500,000 shares of restricted Vital Living common stock, with no registration rights. MAF products are comprised of naturally occurring, primarily certified organic, substances that address the needs of an aging and chronically ill population, an emerging new category in disease prevention and health care.

The closing of the MAF Acquisition is subject to various conditions including Company board approval, reaching satisfactory employment and/or consulting agreements between the Company and certain officers of MAF and the Company, and the completion of due diligence by management of MAF and the Company, respectively. At the closing, certain MAF shareholders will be converted into equity of the Company, certain shareholders will enter into a shareholder voting agreement regarding corporate governance matters, and, as more fully discussed below, the Company shall have completed a concurrent private placement of no less than $700,000 of the Company’s

VITAL LIVING, INC. (FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)
NOTES TO FINANCIAL STATEMENTS

equity securities. The Company will also provide a guaranty of approximately $820,000 of MAF’s debt, $270,000 of which was incurred in connection with MAF’s acquisition in early 2002 of Boulder Endurance Co., Inc. The balance, or approximately $650,000, relates to a loan facility from Commerce Bank NA of Flemington, NJ. This

Note 9 – Subsequent Events (Continued)

obligation, which bears interest at the rate of 6.75% and matures in 2008, is 75% guaranteed by the U.S. Small Business Administration.

2.	Authorization of Private Placement of Securities – As a condition to closing the MAF Acquisition, the Company will complete a private sale of its securities to accredited investors, with gross proceeds of a minimum of $700,000 and a maximum of $2,100,000. The securities will be offered in units (the “Units”) consisting of one (1) share of common stock; and two (2) common stock purchase warrants (the “Warrants”), such Units to be priced at a discount to the market.

3.	Consulting Agreements – Effective as of November 5, 2002, the Board of Directors ratified three consulting agreements for Douglas Weil, Robert Cook and Mark Behringer. The agreement with Mr. Weil provides for the issuance to him of 33,000 shares of restricted Common Stock, all of which are deemed vested. The agreement with Mr. Cook provides for the issuance to him of 32,000 shares of restricted Common Stock, all of which are deemed vested. The agreement with Mr. Behringer provides for the issuance to him of 68,000 shares of restricted Common Stock, 20,000 of which are deemed vested and the balance of which vest at the rate of 4,000 shares per month.

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

Cost of Goods Sold and Gross Profit. Cost of goods sold for the three months ended September 30, 2002 was $40,891, a decrease of $237,192, or 85%, compared to $278,083 for the three months ended September 30, 2001. The decrease in cost of goods sold reflects a change in model mix as the Company’s Vital Pack Multi-Vitamin was backordered and due to the write-off of inventory to its net estimated realizable value which increased cost of goods sold for the three months ended September 30, 2001 by $262,626.

     Cost of goods sold for the nine months ended September 30, 2002 was $55,483, a decrease of $227,663, or 80%, compared to $283,446 for the nine months ended September 30, 2001. The decrease reflects a change in model mix and the write off of inventory during 2001 referred to above.

Gross profit as a percentage of revenue increased from (610)% for the three months ended September 30, 2001 to 40% for the nine months ended September 30, 2002. The increase in gross profit percentage reflected a change in model mix and the write-off on inventory during 2001 as referred above. Excluding this one time write-off of inventory gross profit margin would have been 61% for the three months ended September 30, 2001.

     Gross profit increased from (410)% for the nine months ended September 30, 2001 to 47% for the same period in 2002. The increase in gross profit percentage reflects a change in model mix and the write-off on inventory during 2001 as referred above. Excluding this one time write-off of inventory gross profit margin would have been 63% for the nine months ended September 30, 2001.

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

Net loss. The Company’s net loss for the three months ended September 30, 2002 was $1,065,663, versus a net loss of $663,657 for the three months ended September 30, 2001, an increase of $400,006, or 60%. For the nine months ended September 30, 2002, the Company incurred a net loss of $2,364,480 versus a net loss of $748,020 during the same period last year, an increase of $1,616,460 or 216%. The increase in net loss was primarily the result of costs related with becoming a publicly traded company and increased support and infrastructure costs, including personnel, consultants and other professionals associated with the anticipated launch of the Company’s new product Essentum™.

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

     To the extent that there are cash flow shortages, the Company intends to finance its operations through the sale of equity securities, including private sales of common and preferred stock. On June 21, 2002, Vital Living completed a private placement offering of 3,712,000 shares of 10% Series A Preferred Stock at $1.00 per share resulting in cash proceeds of $3,593,807 net of expenses of $118,193. The Preferred Stock was sold directly by the company to accredited investors and no commissions were paid on any funds raised. It is anticipated that the sale of the Company’s stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses. The potential of future sales of additional securities must be evaluated in the context of the fact that our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered losses from operations during our operating history and our ability to continue as a going concern is dependent upon obtaining future profitable operations. Accordingly, no assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to our shareholders.

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

MAF Transaction - On November 4, 2002, the Company has entered into a definitive agreement) to acquire in a stock for stock transaction accounted for as a purchase (the “MAF Acquisition”), privately-held MAF BioNutritionals (“MAF”) of Boonton, NJ, an innovative nutraceutical company selling to health conscious consumers and practitioners nationwide, for 2,500,000 shares of restricted Vital Living common stock, with no registration rights. MAF products are comprised of naturally occurring, primarily certified organic, substances that address the needs of an aging and chronically ill population, an emerging new category in disease prevention and health care.

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

     As a condition president to closing the MAF Acquisition, the Company will complete a private sale of its securities to accredited investors, with gross proceeds of a minimum of $700,000 and a maximum of $2,100,000. The securities will be offered in units (the “Units”) consisting of one (1) share of common stock; and two (2) common stock purchase warrants (the “Warrants”), such Units to be priced at a discount to the market.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

     None

Item 2. Changes in Securities.

On June 30, 2002 Vital Living entered into a twelve (12) month financial advisory agreement with HCFP/Brenner Securities, LLC pursuant to which the Company paid a non-refundable fee of $60,000 and issued 48,000 shares of common stock to HCFP/Brenner. In addition to the investment banking services provided to the Company, HCFP/Brenner is also serving as a placement agent for the Company’s contemplated private offering. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” The shares are being issued without registration based upon the relationship between HCFP/Brenner and the Company, in reliance upon the exemption from registration afforded by Section 4(2), and Rule 701 of the Securities Act. The value of common stock was $72,000 of which $18,000 has been amortized into expense for the three and nine months ended September 30, 2002.

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

Item 3. Defaults by the Company Upon Its Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K

(a.) Exhibits

Exhibit
Number	Description

(2)*	Agreement and Plan of Merger between Vital Living, Inc. and VCM Technology Limited
(3)(i)*	Articles of Incorporation
(a) Certificate of Merger between Vital Living, Inc. and VCM Technology Limited
(b) Amended and Restated Articles of Incorporation for Vital Living, Inc.
(3)(ii)*	Bylaws
(a) Amended and Restated Bylaws for Vital Living, Inc.
(4)*	Instruments defining the rights of security holders:
(4)(i)*	(a) Articles of Incorporation
(b) Bylaws
(10.1)**	Agreement with Arizona Heart Institute dated August 21, 2001
(10.2)**	Agreement with AHI Management Hong Kong, Ltd., Ltd. dated August 21, 2001
(10.3)**	Employment agreement with Bradley D. Edson
(10.4)**	Employment agreement with Eric Anderson
(10.5)**	Employment agreement with Kenneth F. Lind
(10.6)**	Consulting agreement with Howard Wernick
(10.7)**	Consulting agreement with Michael Edson
(10.8)**	Celebrity Endorsement Contract with Mark Hannah
(10.9)**	Celebrity Endorsement Contract with William Kilmer
(10.10)**	Celebrity Endorsement Contract with Babe Parilli
(10.11)**	Celebrity Endorsement Contract with Earl Morrall
(10.12)**	Lock up Agreement with Brad Edson, Martin Gerst, Donald Hannah Kenneth Lind
(10.13)**	Amended Lock Up Agreement
(10.14)**	Tempe, Arizona Property Lease
(10.15)***	Amendment to Agreement with AHI Management Hong Kong, Ltd., Ltd. dated February 26, 2002
(10.16)****	Consulting Agreement with Leslie D. Michelsom
(10.17)****	Consulting Agreement with Brian C. Smith
(10.18)****	Consulting Agreement with Michael H. Davidson
(99)*	2001 Master Stock Option Plan
(99.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
(99.2)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Filed in Form 8-K on October 1, 2001

**	Filed in Form 8-K on November 20, 2001

***	Filed in Form 8-K on February 28, 2002

****	Filed in From 10-KSB for the year ended December 31, 2001 on April 1, 2002.

     (b.) Reports on Form 8-K

The Company filed the following Form 8-Ks during the quarter ending September 30, 2002 and through the date of this filing:

Filed on September 30, 2002 – amendment #1 to Form 8-K which was originally filed on August 14, 2002 appointing Pannell, Kerr Forster of Texas, P.C. as the Company’s independent accountants.

Filed on October 6, 2002 – execution of a three year agreement with National Provider Network a leading Preferred Provider Organization which will expand the Company’s distribution network.

Filed on November 4, 2002 – The Company entered into a definitive agreement to acquire MAF BioNutritionals by the issuance of 2,500,000 restricted shares of common stock with no registration rights.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAL LIVING, INC. (Registrant)

/s/ Bradley D. Edson	Dated: December 16, 2002
Bradley D. Edson