Form 10KSB
period 2002-12-31
VITAL LIVING INC
filed 2003-03-31
CIK 1145700

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002
Commission file number 000-33211

VITAL LIVING, INC.

(Exact name of small business issuer
as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	88-04855 (I.R.S. Employer Identification No.)

VITAL LIVING, INC.
5080 N. 40TH STREET, SUITE 105,
PHOENIX, ARIZONA 85018-2147
(Address of principal executive office)

Issuer’s telephone number: (602) 952-9909

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer’s revenue for the most recent fiscal year: $260,844.

As of March 27, 2003, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer (based on the closing sales price as reported by the OTC Bulletin Board) was $7,579,956 assuming all officers and directors are deemed affiliates for this purpose).

As of March 27, 2003 the issuer had 17,842,616 shares of its common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current view with respect to future events and financial results. Forward-looking statements usually include the verbs “anticipates,” believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands” and other verbs suggesting uncertainty. We remind shareholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, our ability to identify, produce and complete projects that are successful in the marketplace, to arrange financing, distribution and marketing for these products on favorable terms in various markets, and to attract and retain qualified personnel.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     We were incorporated in Nevada on January 22, 2001 under the name Nutritional Systems, Inc. Effective May 7, 2001, we acquired substantially all the assets of Vital Living, Inc., a Delaware corporation. After the acquisition of the Vital Living, Inc., assets, and the subsequent name change of Nutritional Systems, Inc. to Vital Living, Inc., pursuant to the terms of a merger agreement, dated as of August 16, 2001, we merged with VCM Technology Limited (“VCM”), a company reporting under the Securities and Exchange Act of 1934. As set forth in the merger agreement, we acquired all the outstanding shares of common stock of VCM from its sole stockholder in an exchange for 5,062 shares of our restricted common stock. Vital Living, Inc., which was the successor corporation in the merger, commenced reporting under the Securities and Exchange Act of 1934 by assuming the reporting status of VCM, which in turn provided us with the ability to file for quotation on the Over The Counter Bulleting Board under the ticker symbol “VTLV”.

     Our business plan is to market condition specific supplements formulated by physicians for distribution through physicians, as an integral part of patient treatment protocols. Specifically, we intend to market products, including but not limited to, the medical foods category of nutritional products in order to address the distinctive nutritional requirements of people with particular diseases who are under medical supervision. Our strategy is to target major health issues affecting large segments of the population, and with our physician consultants, design and market food supplements which are intended to be incorporated into prescribed and/or recommended health regimen recommended by physicians, complementing and not contraindicated for existing patient therapy. We signed a definitive agreement, effective as of August 21, 2001, with the Arizona Heart Institute (“AHI”). Pursuant to the definitive agreement, AHI agreed to exclusively prescribe and/or recommend our product, Essentum™, which was developed to assist patients with cardiovascular disease or at risk for cardiovascular disease, to their entire existing data base of patients, approximately 150,000 patients, as well as to their new patients, estimated to be approximately 22,000 to 25,000 per year. AHI began the limited marketing of Essentum™ in August, 2002.

     In November 2002, we completed the acquisition of all of the outstanding equity of MAF BioNutritionals, LLC (“MAF”), a private limited liability company located in Boonton, New Jersey , which formulates, markets and distributes natural and organic food based preventative nutraceuticals and therapeutic/functional food products designed for high efficacy to support proactive human cell maintenance and rehabilitation, essential in the prevention and treatment of disease, as well as overall optimal body performance and metabolic function. The primary markets for MAF products are health conscious consumers and nutritionists, chiropractors and trainers. The MAF nutraceutical product line is marketed under the brand name Nature’s Dose™, which includes Anti-Inflammatory Complex, EPA Formula and Anti-Inflammatory Complex, and Flax Formula. These products, which have patents pending, represent all-natural and certified organic food based nutraceuticals formulated using peer review published scientific research and clinical experience. With respect to therapeutic/functional food products, MAF’s product line also includes Phil’s Bar™, Phil’s Shake™, and Alma bar™. As the result of MAF’s previous acquisition of certain of the assets of Boulder Endurance Co., Inc., (“Boulder”) of San Diego, CA, we also formulate and market a certified vegan all-natural nutritional food bar in five flavors. The addition of the Boulder Bar brand, which is marketed by three of the largest national distribution chains and is sold in 36 of the 50 largest U. S. markets, provides us with immediate, low-cost access to national retail distribution.

     We have only a limited operating history, and our operations to date, even after consolidating the results of MAF, have yet to generate a profit. During the fiscal year ended December 31, 2002, we incurred a loss of $3,949,895. We have been hampered in our growth by working capital shortages and slower than anticipated sales relating to the introduction of Essentum™. Although revenue from our MAF subsidiary will be helpful in addressing our cash flow problems, MAF is not yet profitable as we continue to invest revenue from its operations in the expansion of its own product base. See “Investment Considerations.”

BUSINESS

Introduction

     Our business plan is to market condition specific supplements formulated by physicians for distribution through physicians, as an integral part of patient treatment protocols. Specifically, we intend to market products in the medical foods category of nutritional products in order to address the distinctive nutritional requirements of people with particular diseases under medical supervision. Medical foods is defined in section 5(b) of the Orphan Drug Act (21 U.S.C. 360ee(b)(S)) as a food which is formulated to be consumed or administered internally under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation. Our strategy is to target major health issues affecting large segments of the population, and with our physician partners, design and market medical food supplements which are intended to be incorporated into a prescribed and/or recommended health regimen recommended by physicians, complementing and not contraindicated for existing pharmaceutical therapy. Our products do not currently require regulatory approval.

     Studies published in the Data Digest of the AARP Public Policy Institute and the Nutrition Business Institute indicate that while American consumers spend over $18.0 billion dollars a year on nutritional supplements, most of that spending is self-directed and not specifically recommended by physicians. Today, there is an increasingly persuasive body of evidence showing the efficacy of nutritional supplements and how important they can be in promoting better health. Our strategy is to develop optimal formulations of medical food supplements based on the best scientific evidence available for condition specific patient populations, so that physicians can recommend these products to their patients with confidence that the products are evidence-based and developed to work synergistically with their standard patient treatment protocols.

     Having medical food supplements prescribed and/or recommended by physicians, we will be creating a new and distinct market and marketing approach for medical food supplements. Our marketing strategy will be uniquely distinct from current distribution patterns which largely consist of products formulated to reach established retail price points rather than providing functional levels of active ingredients. These products are formulated for the general public and do not take into account condition specific diseases and may contraindicate with physician prescribed and/or recommended pharmaceuticals.

Business Plan

     Our business strategy capitalizes on the growing patient interest in and use of nutritional supplements to augment their traditional health care protocols. Physicians largely have been unable to respond to this trend, or to their patients’ questions on the subject matter, due to the lack of education about nutritional supplements and a lack of substantiation of nutritional supplements’ safety and efficacy. We intend to provide nutritional products that physicians can confidently recommend to their patients.

     According to the Nutrition Business Journal Supplement Business Report 2001, the U.S. nutritional supplement market alone has grown from nearly $6.0 billion in 1990 to more than $18.0 billion in 2000. Including functional (or health orientated) foods, personal care and organic foods total spending increased to $48.2 billion. Most sales have occurred through independent health food stores and health food chains, mail order and Internet sites and mass-market food and drug outlets. Use of vitamins, minerals, herbs and other supplements is at an all-time high as consumers seek nutritional products to improve their general health, increase their longevity and enhance the overall quality of their lives. Seventy percent of adult Americans use nutritional supplements, with thirty four percent of the population identifying themselves as regular consumers.

     There is a substantial and growing body of evidence showing that specific nutritional programs and properly formulated nutritional supplements have a significant positive impact on patient health. For example, the large, placebo-controlled, randomized GISSI Prevention trial (GISSI-Prevenzione Investigators, 1999) demonstrated that “at risk” participants (i.e., patients who have conditions such as obesity, high cholesterol or family history, which would indicate that they have a high tendency to suffer from cardiovascular disease) taking one gram daily of omega-3 fish oil supplements had, over a three and one-half year period, a fourteen percent reduction in total deaths and a seventeen percent reduction in cardiovascular deaths. Omega-3 fatty acids are DHA & EPA (docosahexaenoic acid and eicosapentaenoic acid), which are contained in fish oil and commonly sold as supplements. There are also numerous supplements that have demonstrated healthful benefits in properly designed and controlled clinical trials. Examples include:

1.	Omega-3 fatty acid supplements reduce cardiovascular disease risk;

2.	B vitamins for lowering elevated homocysteine and promoting cardiovascular health;

3.	Plant sterols (phylochemeds which inhibit cholesterol formation) for lowering LDL (1000 density lipoprotein, or so called “bad” cholesterol) cholesterol and total blood lipids; and

4.	Niacin (or Vitamin B3) promotes healthy HDL (high density lipoprotein, or so called “good” cholesterol ) cholesterol levels.

     Despite such growth, one of the main areas of future growth of nutritional supplements, and medical foods and one of the most coveted is the physician market. The pharmaceutical model (i.e., where doctors write prescriptions which are fulfilled by third party pharmacies) is not only the strongest and most profitable segment treatment for drug therapies, it has also long been an opponent of the nutrition model due to lack of knowledge and scientific evidence.

     Historically, traditional medical doctors have not embraced nutritional supplements for three reasons. First, they have regarded them as unproven and lacking in scientific support. Second, they have been dissatisfied by the nutritional supplement industry’s often-excessive hyperbole. Third, the business model requiring physicians to carry inventory and to act as salespersons has not been well received.

In the marketing and production of Essentum™ , we have addressed these concerns by:

1.	utilizing clinically proven ingredients in our condition-specific formulations;

2.	assembling a panel of thought-leading physicians in cardiovascular treatment and prevention to build consensus and endorse the creation of integrated treatment protocols;

3.	creating a business model similar to the established pharmaceutical industry distribution model; and

4.	providing patient educational tools, logistical and fulfillment support, thereby removing the need for physicians to stock inventory and act as salespersons.

     We also intend to provide a lifestyle program which will include a persistence and compliance component addressing ongoing participation in the comprehensive diet and activity program and behavior modification program. The program will be packaged in an attractive, patient-friendly presentation that will include an organizational planner outlining the program; a welcome message from Edward B. Diethrich, M.D., founder of Arizona Heart Institute (“AHI”), introducing the patient to the program; and collateral materials. The program will also include, subject to an increase in our staffing, active outreach by our staff, whereby nurse practitioners and other skilled staff will contact participants by telephone to answer questions and provide motivational support. It is also anticipated that an interactive website will be available for patient questions, education and other activities that bond the patient to the program.

Initial Product and Marketing Strategy

     Our first target market is cardiovascular health. Cardiovascular disease affects 60 million Americans and is the leading cause of death in the U.S. The American Heart Association estimates that 100 million Americans could benefit from improved dietary and exercise regimens to reduce their risk of heart attack. To address this market, we signed an agreement with AHI, an affiliate of MedCath Corporation, which is a publicly held company which engages in the business of designing, developing and operating specialized heart hospitals in partnership with cardiologists and cardiovascular surgeons.

     Pursuant to the terms of our agreement with AHI, we intend to market Essentum™ for cardiovascular health through AHI and its 15 affiliated heart institutes. AHI and its affiliates serve between 22,000 and 25,000 new patients a year and have a database of over 150,000 heart patients. Working with Dr. Diethrich, we have developed a comprehensive program incorporating medical food supplements that AHI physicians will recommend and or prescribe to their new patients. The key to implementation of our business model will be the introduction of a physician-directed medical food supplement regimen that complements commonly prescribed pharmaceuticals used for cardiovascular disease.

     The efficacy of the product is being tested in a study being carried out under the auspices of the Phoenix Fire Department with internal review being conducted by Banner Health. We are paying for the study which is schedule to be completed in the third quarter of 2003. This will be the first double blind, clinical study to be initiated by us on any of the products we currently market. In connection with our clinical trial, we are collaborating with Michael Davidson, M.D., a board-certified cardiologist, who is the Executive Medical Director of Protocare

Trials, CEO of the Chicago Center for Clinical Research and Director of the Preventive Cardiology Center at Rush-Presbyterian-St. Luke’s Medical Center. This collaboration is expected to yield scientifically based, proprietary medical food supplement formulations that will address cardiovascular health. Many of these medical food supplement formulations will be subject to third party clinical trials to determine their efficacy.

     Under our agreement with AHI, which began in August 2001 and has a term of three years, AHI has agreed to act in the capacity of a strategic partner in the distribution of our nutraceutical products, and they have agreed not to promote or endorse any other line of nutritional products. Additionally, AHI will provide a marketing platform for the sale of our nutritional products by assisting in clinical trials, providing the AHI logo on our products and providing AHI’s existing database, in addition to other assistance such as introductions to competitive heart institutes.

     AHI, in addition to certain options described below will receive a 12% royalty on net revenue of sales to AHI patients, and 6% of net revenues from competitive heart institutes. In addition to the royalty consideration, AHI has received options to purchase 1,000,000 shares of our common stock at $0.35 per share. The options state as follows: 600,000 vest upon AHI agreeing to the logo material; 200,000 options vest when gross aggregate sales to AHI and their affiliated clinics equal $1.0 million; and 200,000 options vest when aggregate gross aggregate sales equal $1.5 million. All shares issued upon exercise of these options will be restricted securities under Rule 144 and may not be sold until one year has passed from the exercise of the option.

     AHI introduced Essentum™ in August 2002 to its patients, and we are working with AHI to more effectively market and distribute our product among its physician network. In an effort to broaden our marketing base, we entered into an agreement with National Provider Network, a subsidiary of Medical Resource, Inc., based in Marlton, N.J., effective September 30, 2002. National Provider Network and its affiliates operate a preferred provider network, which consists of approximately 300,000 physicians and 30,000 participating ancillary facilities and hospitals. Pursuant to the terms of the agreement, National Provider Network will actively market and distribute Essentum™ while we will be solely responsible for manufacturing Essentum™. The Agreement will continue for three years from its effective date, and will automatically renew for additional one-year terms unless either party gives notice of its intent not to renew the agreement not less than sixty (60) days prior to the end of the then current term. We are charging the National Provider Network a wholesale price, which is changeable upon 180 days written notice. To date, there have been no significant revenues as a result of this agreement.

     We have also entered into an agreement effective as of February 3, 2003, with CHG Allied, Inc. (“CHGA”), a discount health care provider. CHGA operates a network of chiropractic, acupuncture, and physical therapy clinics, as well as a full service general insurance agency. Pursuant to the terms of the agreement, CHGA has agreed to market our products at a slight discount to the suggested retail price. CHGA, at its own expense, will include a category and description of our products in their catalogue and sales material. In return, we will pay CHGA a 20% commission on all accepted orders.

     We currently intend, subject to adequate financing and the commercial acceptance of Essentum™, to develop similar regimens with physicians to address other major health concerns, such as menopause, cancer, diabetes and obesity.

Details of the AHI Program: Nationwide Launch

     We have fulfilled our milestone marker contractual commitments with AHI allowing us access to AHI’s complete database, including both existing and new patients. Our agreement with AHI provides that AHI will incorporate our medical food supplements into its recommended healthy heart protocol and will collaborate with us to ensure high penetration and compliance rates. It is our intention, following the completion of the clinical trial in August 2003, that we will introduce, on a nationwide basis, our medical food supplement regimen for cardiovascular health at the 18th International Congress on Endovascular Interventions, hosted by Dr. Diethrich and AHI in Phoenix in February 2004. This event is one of the most highly regarded and well-attended symposia of its kind, attracting more than 2,500 cardiovascular specialists, including cardiologists, cardiovascular surgeons, cardiovascular institutes and others from around the world. This event has also been a venue for the introduction of many scientific and medical breakthroughs in the treatment and prevention of cardiovascular disease that have been successfully launched.

International Launch of the Cardiovascular Health Regimen

     We have also entered into a five-year distribution agreement (the “AHIHK Agreement”) with AHI Hong Kong, Ltd. (“AHIHK”), an affiliate of AHI, to market our cardiovascular medical food supplements regimen in China. According to an article published by the Wall Street Journal, 30% of adult Chinese are at risk of having cardiovascular disease through either high blood pressure or elevated cholesterol levels, and an additional four million new cases are reported each year. AHIHK currently supplies products and equipment to treat cardiovascular disease to Chinese physicians, hospitals and clinics, and is collaborating with the Chinese government to build the first American-style heart hospital, which is scheduled to open in 2003 in Beijing.

     Under the terms of the AHIHK Agreement, AHIHK is to act in the capacity of an exclusive distributor of our products in China, Taiwan, and Hong Kong. The products will be purchased by AHIHK for a price 30% over our cost. In consideration for acting as the exclusive distributor in the above territories, AHIHK has received options to purchase 1,000,000 shares of our common stock at $0.35 per share, which options vest as follows: 300,000 vested on August 21, 2001, however the options are subject to recall by us if gross aggregate sales of the products do not equal or exceed $2.0 million within the first 30 months; 100,000 will vest when gross aggregate sales equal or exceed $5.0 million; 200,000 will vest when gross aggregate sales equal or exceed $8.0 million; 200,000 will vest when gross aggregate sales equal or exceed $12.0 million; and the remaining 200,000 will vest when gross aggregate sales reach or exceed $15.0 million. All shares that are issued under the options vesting above will be restricted securities and may not be sold for a one year period after the issuance.

     Although we are not actively pursuing other distribution arrangements, in the future we intend to evaluate the regulatory and distribution structures in Europe, Asia and other major countries to determine the best way to distribute our cardiovascular health regimen in those markets.

Manufacturing and Inventory of Essentum™.

     The principal raw materials used in the manufacture of our medical food supplements are natural ingredients purchased from manufacturers primarily in the U.S., with certain materials imported from other countries. These raw materials are purchased by us directly, which together with our suppliers, maintain the responsibility for documenting all certificates of analysis for the materials in accordance with Good Manufacturing Practices (“GMP”) and guidelines. The raw materials are sent directly to our manufacturers for milling and other fabrication. We believe that the materials purchased from suppliers are readily available from numerous sources and that the loss of these suppliers would not adversely affect our operations.

     Our Essentum™ products are manufactured by Arizona Nutrional Supplements (“ANS”) of Chandler, Arizona. Should they prove inadequate, we believe that other manufacturers can be located either locally or in other parts of the country. We continually receive a majority of the raw materials for this product from Deguse BioAction, located in Champaign, Illinois. Other raw ingredients necessary for the formulation of Essentum™ are currently secured for us by ANS.

MAF Marketing and Sales

     Our November 2002 acquisition of MAF has brought us a number of new, complimentary products. MAF’s current products, and the status of their development, are as follows:

Nutraceuticals: Containing all-natural and certified organic food based ingredients designed for high efficacy to support proactive human cell maintenance and rehabilitation, essential in the prevention and treatment of disease, our products have been formulated under the brand name Nature’s Dose™. The first two products in this line are Anti-Inflammatory Complex, EPA Formula and Anti-Inflammatory Complex, Flax Formula, both of which have received patent-pending status and are currently being marketed.

Functional foods and beverages: All-natural nutrition bars are unlike virtually every other nutrition or energy bar on the market, based on the combination of four unique and discriminating characteristics: (1) their all-natural ingredient profile, (2) their all-natural nutritional profile, (3) their macronutrient balance (the ratio of carbohydrate, protein and healthy dietary fat) and (4) their specific and effective therapeutic purpose. MAF’s all-natural protein beverage powders demonstrate similar uniqueness.

     In early 2002, MAF acquired certain assets of Boulder Endurance Co., Inc. (“Boulder”) of San Diego, CA, a functional food company with sales of $866,000 in 2001. Boulder formulates and markets a certified vegan all-natural nutritional food bar in five flavors. The addition of the Boulder Bar brand to our current product line of all-natural and organic nutritional food bars provides us with immediate, low-cost access to national retail distribution through an extensive and well-established distribution network. This network consists of 15 of the top distribution companies and approximately 35 brokers representing nine of the leading national natural-product brokerage firms.

     Over the past three years, MAF has developed three channels of distribution, including national retail, (shelf presence in all major natural product food stores and some grocery), consumer direct, (Internet and inbound telephone sales) and direct to health care practitioners. In so doing, MAF has developed brand awareness among consumers and healthcare professionals.

     MAF products are distributed by most nutritional distributors, including United Natural Foods and Tree of Life, companies we believe are the two largest distribution entities in the nutraceutical industry. We do not have written agreements with any of these entities, each of which acquires products from us on a purchase order basis.

Manufacturing and Inventory

     Similar to Essentum™, the principal raw materials used in the manufacture of MAF products are purchased from manufacturers primarily in the U.S., following the same GMP procedures. Similar to Essentum™, we are not party to any long term production agreement for any MAF products and are utilizing a variety of manufacturers. Dr. Phil’s Bars and Alma Bars are manufactured by Creative Energy Foods, LLC of Oakland, California, while Phil’s Sticks are manufactured by Boristron International of Burlington, Vermont. Boulder Bars are manufactured by The Hain Celestial Group of Hartford, Connecticut. Our Infla-min™ supplements are manufactured by Captek Softgel International of Cerritos, California and our Road Runner Power is manufactured by Nutri Sport Pharmacal Inc., of Franklin, New Jersey.

Products In Development

     We currently are not developing any new products for distribution through the medical channel. With respect to the complimentary and alternative medicine market (“CAM”), MAF will be introducing Infla-min™, an inflammatory dietary supplement (an existing product which is being re-marketed under this name for the CAM), at the beginning of the second quarter of 2003. With respect to the MAF health foods distributed at retail, MAF is developing an organic Boulder Bar which will be released in the second quarter of 2003, as well as a new line of supplements launched under the Boulder Bar Organic and Nature’s Dose labels. The new line of supplements is proposed to include the following:

Phase II Releases (Preventative Therapeutic class): Certified Organic Vitamin C Complex, Certified Organic Vitamin E Complex, Certified Organic Immune Deficiency Formula, Certified Organic Symbiotic Plus (digestive), Certified Organic Diet Support (multi-vitamin), Certified Organic Heart Support Formula, and Certified Organic Skin Support Formula. These will be marketed under both the Boulder Bar label for retail, and under “Nature’s Dose” for the CAM and direct market.

     None of the products described above are subject to regulatory review by the FDA or require clinical trials. Approximately $100,000 to $150,000 will be spent for research and development on these products. Additional amounts may be spent for clinical trials, although these trials are not required for certification.

Scientific Advisory Board

     All products are formulated under the direction of our Scientific Advisory Board, which was established in 2001, and includes, among others, PhDs and MDs. The Scientific Advisory Board reviews all formulations and insures that only credible, clinically proven ingredients at the dosage levels proven to work and accredited via credible clinical trials are used in our products.

     Included on the Scientific Advisory Board are Michael Davidson, M.D., Chairman, Thomas G. Allison, Ph.D., Edward B. Diethrich, M.D., Ronald Krauss, M.D., David J. Maron, M.D., Dennis Sprecher, M.D., Harold A. Stein, M.D., John Sutherland, M.D., and Howard B. Wernick, M.D. The Scientific Advisory Board meets on an as needed basis, however generally not less than every six months. The backgrounds of the members of the Scientific Advisory Board are set forth below.

     Michael Davidson, M.D., a board-certified cardiologist and Chairman of our Scientific Advisory Board, is the Executive Medical Director of Protocare Trials and CEO of the Chicago Center for Clinical Research. He is also an associate professor in the Department of Medicine and Director of the Preventive Cardiology Center at Rush-Presbyterian-St. Luke’s Medical Center, where he directs the multiple risk factor reduction lipid clinic. As a prolific author and lecturer on lipid disorders, nutrition, and arteriosclerosis, Dr. Davidson has coordinated over 500 clinical trials in areas of preventive cardiology and has published more than 100 articles in medical journals, including the Journal of the American Medical Association, the Journal of the American College of Cardiology, Circulation, and Arteriosclerosis. Dr. Davidson is a fellow of the American College of Cardiology and the American College of

Chest Physicians. He holds a medical degree from Ohio State University in Columbus and has completed a cardiology fellowship at Rush-Presbyterian-St. Luke’s Medical Center in Chicago.

     Thomas G. Allison, Ph.D., an Associate Professor in Medicine at the Mayo Medical School, and Consultant in Cardiovascular Diseases and Internal Medicine at the Mayo Clinic, has more than 30 years experience in cardiac health and sports medicine. A graduate of Princeton University, Dr. Allison received his Ph.D. in Exercise Physiology from the University of Pittsburgh. He is a member of the American Heart Association’s Council on Nutrition, Physical Activity, and Metabolism, and a member of the American College of Sports Medicine, where he is certified as a Preventative/ Rehabilitative Program Director. Prior to joining the Mayo Medical School, Dr. Allison served in various positions at the Wheeling Hospital, Wheeling, WV, including Director of the Cardiac Center, Director of the Wellness Center, and Executive Director of Corporate Health Services. Previously, Dr. Allison served in various teaching positions, including the University of Pittsburgh and the Diocese of Pittsburgh. Additionally, Dr. Allison has previously won the Secretary’s Award for Health Promotion, U.S. Department of Health and Human Services, and published many articles on cardiovascular health and rehabilitation.

     Edward B. Diethrich, M.D., an internationally renowned cardiovascular surgeon who has been practicing for more than 30 years in Phoenix, AZ, is regarded as one of the world’s pioneers in noninvasive heart disease diagnosis and innovative cardiovascular and intraluminal treatment modalities. In 1971, Dr. Diethrich founded the Arizona Heart Institute (“AHI”), the nation’s first freestanding outpatient clinic devoted solely to the prevention, detection, and treatment of heart and blood vessel diseases. As Medical Director and Chief of Cardiovascular Surgery for AHI, Dr. Diethrich has drawn on his foresight and dynamic pioneering spirit to lead both AHI and its research foundation to levels of prominence in the international medical community. Dr. Diethrich also heads Cardiovascular Services at the Arizona Heart Hospital (“AHH”) where he is Medical Director and Chief of Cardiovascular Surgery. At AHH, Dr. Diethrich performs state-of-the-art endovascular procedures using the very latest in intraluminal devices, many of which he helped design and test in clinical trials.

     Ronald M. Krauss, M.D., is Senior Scientist and Head of the Department of Molecular Medicine at the Lawrence Berkeley National Laboratory, and Adjunct Professor in the Department of Nutritional Sciences, University of California at Berkeley. He received his undergraduate and medical degrees from Harvard University with honors and served his internship and residency on the Harvard Medical Service of Boston City Hospital. Dr. Krauss then joined the staff of the National Heart and Lung Institute in Bethesda, Maryland, first as Clinical Associate and then as Senior Investigator in the Molecular Disease Branch. He has since held numerous appointments as Director or Head of various research programs, primarily at the Lawrence Berkeley National Laboratory of the University of California, Berkeley, and has received numerous research awards. His research involves studies of genetic, dietary, and hormonal effects on plasma lipoproteins and coronary disease risk. Dr. Krauss is board-certified in internal medicine, endocrinology and metabolism, and is a member of several societies, including the American Society for Clinical Investigation, the American Federation for Clinical Research, and the Federation of American Societies for Experimental Biology. He is on the editorial board of Current Opinion in Lipidology, Current Opinion in Endocrinology and Metabolism, the Journal of Lipid Research, Preventive Cardiology, and other journals, and has provided reviews for numerous journals. Dr. Krauss is actively involved with the American Heart Association, having served as Chairman of the Nutrition Committee and presiding on various boards and committees.

     David J. Maron, M.D., a board-certified cardiologist, is an assistant professor of Medicine at Vanderbilt University School of Medicine. He founded the Vanderbilt Heart Disease Prevention Program, a multiple risk factor reduction clinic and is also Co-Founder and Chief Medical Officer of Cardiovascular Services of America, Inc. Dr. Maron holds a medical degree from the University of Southern California. He completed internal medicine training at UCLA and completed a cardiology fellowship at Stanford University. Dr. Maron was a research fellow in cardiovascular disease prevention at the Stanford Center for Research in Disease Prevention, and was a Robert Wood Johnson Clinical Scholar. He served as director of the Preventive Medicine and Preventive Cardiology Clinics at Stanford University Medical Center prior to joining the faculty at Vanderbilt University to become Director of Preventive Cardiology. Dr. Maron’s clinical research background encompasses pharmaceutical, nutraceutical, and lifestyle clinical trials. His research interest is in cholesterol and the prevention of heart disease. He has written numerous original research articles, review articles and book chapters. His work has been published in the Journal of the American Medical Association, Circulation, and the American Journal of Cardiology. Dr. Maron is a member of the Alpha Omega Alpha society and is a fellow of the American Heart Association Council on Epidemiology and the American College of Cardiology.

     Dennis Sprecher, M.D., joined the Cleveland Clinic Heart Center in 1995 as section head of the Preventive Cardiology Program. Prior to coming to the Cleveland Clinic, his most recent positions included section head of preventive cardiology at the University of Cincinnati Hospital and director of the Children’s Hospital Lipid Clinic in Cincinnati. Dr. Sprecher is board-certified in internal medicine and in the subspecialty of cardiovascular disease.

He is a Fellow of the American College of Physicians, and is a member of the American Society of Human Genetics, the American Association for the Advancement of Science, and the American Heart Association, among others. Dr. Sprecher is a prolific lecturer and author, and has received support grants and contracts for many research projects. His specialty and research interests include lipid disorders and cardiovascular genetic analysis. He spent five years at the National Institutes of Health as a senior research fellow where he received his formal training in lipoprotein metabolism and biochemical/genetic research. Dr. Sprecher graduated from the Boston University School of Medicine in 1978. He completed his internship and residency in internal medicine at the Michael Reese Hospital, Chicago, Illinois, and his cardiology fellowship at Duke University, Durham, North Carolina.

     Harold A. Stein, M.D., graduated from medical school in 1953. After completing an internship at Mount Sinai Hospital in Toronto, he received a fellowship to study ophthalmology and ophthalmic surgery at the Mayo Clinic in Rochester, Minnesota. Dr. Stein is the author and/or co-author of several textbooks. He is on the editorial board of several international ophthalmic journals.

     John A. Sutherland, M.D., Noninvasive Cardiologist, Medical Director of ECP Program at the Arizona Heart Institute. Dr. Sutherland joined the Arizona Heart Institute in 1998 after practicing cardiology for 20 years in Augusta, Maine. Dr. Sutherland earned his undergraduate degree from Harvard College in Massachusetts and received his medical degree from the University of Michigan Medical School. He went on to complete his internal medicine residency at Miriam Hospital in Providence, Rhode Island and his cardiology fellowship at Miriam Hospital. Dr. Sutherland is a member of the American College of Cardiology. He is board-certified in internal medicine and cardiology. Dr. Sutherland offers outpatient and inpatient services at the main Arizona Heart Institute located in central Phoenix, Arizona.

     Howard B. Wernick, M.D., graduated from the University of Toronto Medical School in 1958 and has been a family practice doctor for the past 40 years. Dr. Wernick was the former Chief of Staff of the Tempe St. Luke Hospital. Dr. Wernick is a member of the American Academy of Anti-Aging Medicine, Arizona Medical Association, Maricopa County Medical Society, Ontario Medical Association and the American Medical Association. Dr. Wernick is also author of “Seven Silver Bullets, A Consumer’s Guide to Vital Health & Longevity.”

     For a description of the compensation arrangements with the members of the Scientific Advisory Board, see “Options and warrants granted to Consultants and members of the Scientific Advisory Board” located elsewhere in this Annual Report.

Insurance

     We maintain insurance with General Southwest Insurance, insuring us under a General Liability policy of insurance. We maintain a liability insurance program through F.S. Morgan & Company Insurance Services, Inc., with policy limits of $1.0 million per occurrence and $2.0 million in the aggregate for both MAF and us, combined. Additionally, we maintain a Directors and Officers liability policy.

Quality Control

     Finished products will be produced and delivered from our manufacturers, which maintain modern quality control laboratories and testing facilities. It is our intent to pay only for the actual milling of the product and its subsequent packaging. When products are ready for packaging, automated equipment counts the tablets and capsules, inserts them into packets which are packed in a convenient dispensing box, which is protected by a tamper-resistant outer safety seal. All of this is done by our manufacturers according to current GMP.

Government Regulation

     The processing, formulation, packaging, labeling and advertising of our products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission, the Consumer Product Safety Commission, the U.S. Department of Agriculture and the U.S. Environmental Protection Agency. These activities may also regulated by various agencies of the states and localities in which our products are sold. Other than with respect to the AHIHK Agreement, we are not currently marketing our products outside of the U.S.

     Depending on the type of product, our nutraceuticals will be classified as either medical foods or food supplements, both of which are regulated as described above. Medical foods provide nutrients for specific needs, while food supplements address support functions but not specific diseases.

     The Dietary Supplemental Health and Education Act (“DSHEA”) recognizes the importance of good nutrition and the availability of safe dietary supplements in preventive health care. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, as a new category of food, separate from conventional food. Under DSHEA, the FDA is generally prohibited from regulating such dietary supplements as food additives or drugs. It requires the FDA to regulate dietary supplements so as to guarantee consumer access to beneficial dietary supplements, allowing truthful and proven claims. Generally, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. However, new dietary ingredients (those not used in dietary supplements marketed before October 15, 1994) require pre-market submission to the FDA of evidence of a history of their safe use, or other evidence establishing that they are reasonably expected to be safe. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredient that we may decide to use, and the FDA’s refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring FDA pre-approval based on newly conducted, costly safety testing. Also, while DSHEA authorizes the use of statements of nutritional support in the labeling of dietary supplements, the FDA is required to be notified of such statements, and there can be no assurance that the FDA will not consider particular labeling statements used by us to be drug claims rather than acceptable statements of nutritional support, necessitating approval of a costly new drug application, or re-labeling to delete such statements.

     DSHEA also authorizes the FDA to promulgate the GMP guidelines for dietary supplements, which would require special quality controls for the manufacture, packaging, storage and distribution of supplements. We will contractually require that any independent third party manufacturers doing business with us comply with all existing or to be promulgated regulations. DSHEA further authorizes the FDA to promulgate regulations governing the labeling of dietary supplements, including claims for supplements pursuant to recommendations made by the Presidential Commission on Dietary Supplement Labels. Such rules, which were issued on September 23, 1997, entail specific requirements relative to the labeling of our dietary supplements. The rules also require additional record keeping and claim substantiation, reformulation, or discontinuance of certain products, which would be a material expense to the Company.

     This governmental oversight is fundamentally important to the overall growth and longevity of the dietary supplement market. Not only does regulation increase product quality, efficacy and safety, it also protects consumers against unscrupulous manufactures that cut corners by failing to meet label claims for active ingredients, substitute inferior and dated raw materials and manufacture in facilities that can put public health at risk. We cannot predict whether new legislation or regulations governing our activities will be enacted by legislative bodies or promulgated by agencies regulating our business activities, or what the effect of any such legislation or regulations on our business would be.

Trademarks and Patents

     We own numerous trademarks registered with the U.S. Patent and Trademark Office and with agencies in certain other major jurisdictions of the world. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. We believe that our registered and unregistered trademarks and other proprietary rights are valuable assets and we believe that they have significant value in the marketing of our products. We intend to vigorously protect our trademarks against infringement.

     Of equal importance to us are our anticipated distribution channels, including the existing agreement with AHI. By partnering with physician groups, we hope to distinguish our products and approach from other competitors who are not currently accessing the traditional medical distribution channel.

Research and Development

     Our efforts are focused primarily on developing, testing and scientifically substantiating the efficacy of new products in response to what we perceive is a need in the traditional medical distribution channel to complement existing disease specific states that are currently treated surgically and or with medications. Since inception, we have expended approximately $548,000 on research and development for our products. Our staff also intends to continually reformulate existing products in response to new clinical and or scientific literature. Our existing retail supplements are proven products that require no further testing to be saleable. New condition specific products that we are producing are assembled by designated manufactures utilizing proven ingredients that were not developed by us and are uniquely blended to our specifications.

     We believe that flexibility and innovation with respect to new products are crucial factors in being able to produce the most effective and efficacious products that physicians will be willing to prescribe for their patients for specific disease specific conditions, and remaining competitive for market share in the field of nutritional supplements. By monitoring market trends and by avoiding short-lived “fad” items, we will attempt to anticipate significant physician demand for certain types of products. Assuming the successful launching of our first cardiovascular product, we intend, subject to sufficient financing and the willingness of strategic partners, to develop high-quality new products on an ongoing basis. Maintaining flexibility is intended to enable us to capitalize on emerging sciences relative to nutritional products, as well as shifts in patient needs.

Competition

     Although we believe that we are the first company to explore the medial distribution channel for the distribution of nutraceuticals and other medical foods as part of a patient protocol, we may, in the future, compete with more heavily advertised national brands, which are manufactured by large pharmaceutical companies. Although all of these competitors are substantially larger than us and have greater financial resources, we believe that we will be able to compete favorably with the vitamin and nutritional supplement companies primarily based upon our first to market, direct distribution approach through physicians desirable of having a nutritional line of products to supplement the medical aspects of their practice. See “Investment Considerations- If We Are Unable to Compete Effectively with Existing or New Competitors, Our Existing Business will Decline and Our Anticipated Business Plan Will Not Be Successfully Implemented”.

     In the future, we may also experience competition from direct mail vitamin companies, as well as national vitamin and health store chains like General Nutrition or Great Earth Vitamins.

Employees

     We currently have five full time employees located at our headquarters in Phoenix, Arizona and seven at our offices in Boonton, New Jersey. We do not anticipate any material increase in our number of employees unless (i) we effectuate a material acquisition or (ii) there is a significant increase in sales. None of our employees are subject to any collective bargaining agreements and we believe our relationship with our employees is satisfactory, and we do not anticipate any significant changes in the overall number of our employees with our key management. We have entered into employment agreements with a number of our key executives. See “Executive Compensation.”

     Our personnel structure can be divided into three broad categories: management/professional, administrative, and project personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, as employees are engaged in various functions as projects and work load demands. Our Chief Executive Officer handles our overall business strategies and long-range operational strategies, strategic planning, financial functions, and sales and strategic initiatives. Additionally, we have an administrative assistant who assists our officers in day-to-day activities, and we have one sales person involved in establishing our sales contacts. It is anticipated that as our business grows, we will hire additional executives.

INVESTMENT CONSIDERATIONS

     Holders of our common stock should note the following items which are relevant to an investment decision in our securities. If any of the following risks actually occur, our business, financial condition or operating results will suffer. Moreover, the price of our common stock could decline and you could lose all of your investment.

Our Financial Statements Are Qualified Which May Adversely Effect Our Ability To Obtain Additional Capital Which We Anticipate Needing; Even If Capital Is Available, It May Be Obtained On Terms Which Are Not Advantageous And Are Dilutive To Our Shareholders

     Our financial statements have been prepared on a going concern basis, which assumes a certain level of Essentum™ sales, the continued growth of MAF’s business and the payment of our obligations as they come due. We have suffered losses from operations since inception and our ability to continue as a going concern is dependent upon obtaining future profitable operations. Although management believes that the aggregate net proceeds of approximately $4.8 million from our two private offerings in 2002 ($3.6 million relative to the sale of the Series A Preferred in early 2002, and $1.2 million relative to the sale of units sold concurrently with the closing of the MAF transaction), together with funds from operations, will be sufficient to cover our anticipated cash requirements for at least six months, we will be required to seek additional capital to (i) retire the indebtedness assumed in the MAF acquisition, which indebtedness, as of March 27, 2003, totaled $756,298 and (ii) fund operations at current levels and future growth and expansion if sales of Essentum™ and the existing MAF product do not increase. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

We Have Suffered Historical Losses and We May Incur Such Losses in the Future. Accordingly, We Anticipate Needing Additional Capital Which, Even if Available, May Be Obtained On Terms Which Are Not Advantageous And Are Dilutive To Our Shareholders

     We have only a limited operating history and our business model has not yet been thoroughly tested in the market place. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the medical food or nutraceutical industry, which are characterized by a large number of market entrants, intense competition and a high failure rate. To date, exclusive of MAF’s operations, we have been engaged primarily in start-up and business development activities and have generated little revenue from product sales. Accordingly, our limited operating history makes it difficult to evaluate us. To achieve profitable operations, we, alone or with others, must successfully introduce and market our existing products, and develop, introduce and market new products. No assurance can be given that our product development efforts will be successfully completed, or that any product, if introduced, will be successfully marketed or will achieve customer acceptance. Exclusive of MAF’s operations, we have generated limited revenue, including $122,713 in sales for the fiscal year ended December 31, 2002. Consequently, we have incurred a net loss from operating activities of approximately $3.8 million for the same period. Future operating results will depend on many factors, including the demand for our products, the level of competition and our ability to cause the cost effective manufacture of our products while maintaining quality.

     While MAF, which we recently acquired, has a more extensive operating history, it has not achieved profitability. During the fiscal year ended December 31, 2002, MAF had revenue of approximately $1.4 million, but incurred a net loss from operations of approximately $596,000. Consequently, on a combined basis, we are experiencing negative cash flow from operations.

     Management expects that this negative cash flow will continue until sales of Essentum™ products increase. As indicated above, in the event such sales are not achieved, we will need to quickly reformulate our business plan, and attempt to market Essentum™ through more conventional distribution channels including retail and other health care practitioners, including chiropractors, nutritionists and trainers.

We May Not Have Sufficient Cash Resources for Needed Research and Development, Further Hindering Our Growth

     Although we are not a pharmaceutical development company, we have been engaged in research and development (“R&D”) in connection with our products. Through December 31, 2002, we have spent approximately $548,000 on R&D activities. Although R&D may be required in the future, we continue to evaluate other markets for our existing products and expand the product lines that we offer. Any R&D, by its very nature, precludes definitive statements as to the time required and costs involved in reaching certain objectives. Although our R&D will be relatively limited, actual R&D costs may exceed budgeted amounts and estimated time frames may require extension. Cost overruns due to unanticipated clinical or regulatory delays or demands, unexpected adverse side effects, insufficient therapeutic efficacy or competitive or technological developments would prevent or substantially deter development efforts and ultimately could have a material adverse effect on us. Our existing product candidates, and any potential additional products that may be developed, may, in certain instances, require significant additional possible regulatory approval and commitments of resources prior to commercialization. There can be no assurance that any such potential products will be successfully developed or capable of being produced in commercial quantities at acceptable costs, or that any product will prove to be safe and effective in clinical trials or otherwise, or meet applicable regulatory standards.

Servicing Existing Debt Obligations Will Negatively Impact Our Cash Flow During The Next 18 to 24 Months

     In April 2002, MAF acquired certain assets of Boulder Endurance Co., Inc. (“Boulder”). The purchase price consisted of a $75,000 cash payment at closing and a promissory note for $275,000 (the “Boulder Debt”) with an interest rate of 7%, of which $150,000 is to be paid in the first year and the balance paid in 12 equal payments in year two and an additional promissory note of $40,935 paid in 12 payments. As of December 31, 2002, unpaid principal of $225,000 remains on the $275,000 note and unpaid principle of $13,645 remains on the $40,935 note. Additionally, in December 2001, MAF received from the Commerce Bank NA of Flemington, New Jersey, a $650,000, 6.75% seven year loan, 75% of which is guaranteed by the U.S. Small Business Administration (SBA). The proceeds of this loan were used to repay the outstanding balance of a line of credit of approximately $450,000 and a $50,000 promissory note held by an officer of MAF. The balance of the $650,000 loan has been used for working capital purposes. Principal and interest payments to the Commerce Bank commenced one month from the date of the loan. In fiscal 2003, we will pay $210,937 in principal and interest on the Boulder Debt and $119,638 in principal and interest for the Commerce Bank loan. At the end of 2003, $42,000 of principal debt will remain owing in respect of the Boulder Debt and, $480,000 will remain owing to Commerce Bank. The Commerce Bank obligation matures on December 14, 2008. The Boulder Debt is guaranteed by Mr. William Coppel. The Commerce Bank debt is guaranteed by Mr. Coppel and and Dr. Phillip B. Maffetone, a founder of MAF and member of the Nutritional Advisory Board, and is further secured by second and third mortgages on certain real estate in New Jersey and New York. In connection with the MAF Acquisition, we assumed both the Boulder debt and the Commerce Bank debt, and indemnified certain MAF shareholders against any obligations thereunder. Our ability to service these obligations is uncertain without additional financing or an increase in revenue and the existing terms of these obligations may make further financing difficult to obtain.

If We Are Unable To Compete Effectively With Existing or New Competitors, Our Existing Business Will Decline and Our Anticipated Business Plan Will Not Be Successfully Implemented

     We believe the market for nutritional products is continually evolving, and is highly dependent upon changes in the demographic and social trends that have resulted in tremendous growth for the nutrition industry in the past few years. We will encounter aggressive competition from numerous competitors, many of whom have significantly greater financial resources than we do. Competitors with greater resources than ours may be able to enter into similar medical distribution channel relationships. Our competitors vary by the nature of the distribution channel. With respect to the medical channel, which is where our Essentum™ line is marketed, only a few supplemental companies are in this market, including, Douglas Labs, Integration Therapeutics, Phyto Pharmicia, Metagenics, Standard Process, and Allergy Research. MAF markets certain of its supplements, as well as Phil’s Bar and Alma Bars, in the CAM and faces numerous competitors, including Power Bar, Cliff Bar, Balance Bar and Odwalla. In addition to the foregoing, there are literally hundreds of small companies who market herbal, nutritional and other homeopathic therapies, supplements and remedies. We believe we can compete by reacting quickly to expected and perceived customer requirements and desires, and by maintaining relationships with our existing strategic partners and identifying and reaching exclusive distribution agreements with new partners. However, there can be no assurance that our assessment of the market place is correct, or that our products will be accepted now or in the future.

     The introduction of new products and the enhancement and extension of existing products are critical to our future sales growth. In making decisions regarding the development of new products and the enhancement and extension of our current products we will be competing with our competitors, who will also be attempting to anticipate the needs and preferences of consumers, physicians and nutritionists. Consumer preferences, particularly in the health and nutraceutical market, are continuously changing and are difficult to predict. Without the continued evolution of our product base and distribution model, it is likely that our future business operations will be negatively impacted.

Our Business Plan Is Heavily Dependent Upon The Support Of The Medical Community And A Lack of Such Support Would Significantly Reduce Anticipated Sales

     We are marketing ourselves as the “Physician’s Nutraceutical Company”, and have built our business model around the anticipated endorsement of doctors who actually prescribe and/our recommend our products. If the medical community does not embrace this concept, we will need to completely re-evaluate our business model and consider other ways to market our products. While we can use existing distribution channels which MAF operates in, such a change would require a modification of our existing plans.

     Although we believe there is a significant market for our proposed medical food and nutraceutical products, our success will depend significantly on the initial and continued acceptance by the medical community of the efficacy of such products. In the U.S., herbal dietary supplements have been available for many years, but many physicians have shown reluctance to recommend them to their patients, and there has been controversy about their efficacy and concerns about their interactions with pharmaceutical products. Accordingly, no assurance can be given that our products will achieve and/or sustain market acceptance by either patients or the medical community. While MAF products have obtained some market acceptance, there is no assurance that Essentum™ will be accepted nor that any other products can be successfully developed or marketed. The initial results since the August 2002 introduction of our Essentum™ product by AHI have been lower than anticipated. We have, however, signed a new agreement with National Provider Network, LLC (“NPN”) a national preferred provider network of over 300,000 doctors, as well as with CHG Allied, Inc. (“CHGA”) a discount health care provider and an operator of chiropractic, acupuncture and physical therapy clinics. We have also expanded our direct efforts to reach other medical clinics and facilities. See “Business” for a description of these arrangements.

Other Than on Our Website, We Do Not Directly Market Our Own Products, and Instead We Rely On Third Party Sales Agents, Representatives And Distributors To Sell Our Products

     We utilize third parties to assist in marketing, selling and/or distributing our products. To date, we have entered into an agreement with AHI relating to our line of cardiovascular disease supplements and we have several other arrangements relative to the sale of these products. However, we have not previously marketed these products in a significant fashion, and the introduction of these products, even under the imprimatur of the arrangement with AHI, is subject to all of the market risks associated with the introduction of a product in a new distribution channel, including AHI’s lack of experience in endorsing and recommending products of this type. Accordingly, although we intend to enter into other third party arrangements for this product line in the future, and for other products which we may develop or acquire in the future, no assurance can be given that our current or future partners will purchase, recommend or market our products at sufficient levels or provide our products with adequate support. If our third-party partners do not effectively market our products, we will not generate significant revenues or profits. However, we believe that the establishment of a network of third-party partners, with extensive and specific knowledge of the various benefits of our products, will in the long-term be beneficial to us.

     MAF has developed three channels of distribution, including national retail, (shelf presence in all major natural product food stores and some grocery stores), consumer direct, (internet and inbound telephone sales) and direct to health care practitioners, such as chiropractors, physical therapists, nutritionists, dietitians and traditional doctors. National retail sales are supported by a national sales management team of three experienced operatives in the retail natural products industry, overseeing nine regional brokerage firms supporting fifteen national distributors. These efforts are supported by national trade advertising and in-store merchandising. No assurance can be given that these channels will continue to grow as we attempt to expand our operations, and attempt to have Essentum™ exploited through these channels.

     While our MAF products are marketed by leading distributors (See “Business”) we are not party to any long term output arrangements, and our agreements with these distributors are on an as needed, purchase order basis.

Until Sales Increase We Are Not Likely To Receive Favorable Terms In Either The Acquisition of Raw Materials For Our Products, or The Manufacture of our Inventory; Risk of Price Changes In Raw Materials

     Until we achieve sufficient sales volume across all our product lines, it is unlikely that we will obtain favorable payment terms from our vendors, and it is not anticipated that we will be able to use factors for the financing of any receivables. Accordingly, we will be forced to use our cash resources to finance our inventory, and, at least during the preliminary role out of Essentum™ products, we will have to make certain assumptions about the level of inventory which we must maintain. For MAF products, which have historical sales levels which management can analyze, anticipated inventory levels can be maintained with less speculation. If management does not correctly maintain inventory levels, we could be faced with either inadequate levels of product for new sales or, alternatively, levels of inventory which are too large; tying up critical capital and forcing a mark-down of prices for our products.

     Many of the ingredients contained in our products are not commodities, so price risk cannot be hedged with traditional futures contracts. In addition, some of these ingredients are picked in the wild, rather than farm cultivated, resulting in a highly unstable supply. A shortage of these ingredients, when coupled with the possibility of continued increases in demand, could result in significant increases in the price of the raw materials used in our products. In addition, if due to supply shortages we are unable to meet the demands of our customers, even if for only a short time, the result could be a long-term decrease in the anticipated sales of our products. Our ability to increase the price of our licensed products to adjust for increases in raw material costs is limited and there can be no assurance that an adequate supply of ingredients will be available to us and on terms commercially reasonable in order for us to meet the supply obligations to our customers.

Our Business Operations Are Subject To Governmental Regulations, Which May Change In A Manner Which Adversely Affects Our Business

     To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to particular statutory and regulatory provisions currently in effect. Any change in applicable laws or regulations may have a material adverse effect on our business, financial condition and results of operations. In the U.S., the manufacturing, processing, formulation, packaging, labeling, advertising and sale of dietary supplements are regulated primarily by the Federal Food, Drug and Cosmetic Act, as amended, inter alia, by the Dietary Supplemental Health and Education Act (“DSHEA”) and by various federal agencies, including the Food & Drug Agency (the “FDA”) and the U.S. Federal Trade Commission (the “FTC”). DSHEA (i) defines dietary supplements, (ii) permits “structure/function” statements under certain conditions and (iii) permits under certain conditions the use of published literature in connection with the sale of herbal products Dietary supplements do not require approval by the FDA prior to marketing but are nevertheless subject to various regulatory requirements concerning their composition, permissible claims (including substantiation of any claims), manufacturing procedures and other elements. DSHEA prohibits marketing dietary supplements through claims for, or with intended uses in, the treatment or prevention of diseases. There can be no assurance that our dietary supplement products can be identified and differentiated from competing products sufficiently enough on the basis of permissible claims regarding composition to compete successfully.

     We currently are in compliance with all applicable regulations, and no governmental approval is necessary for the production, distribution or marketing of any current or anticipated product. We cannot determine what effect current or future regulations will have on our business, financial condition or results of operations. Our failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, product recalls, seizure of products, operating restrictions or criminal prosecution.

     We cannot predict whether new legislation or regulations governing our activities will be enacted by legislative bodies or promulgated by agencies regulating our products, or what the effect of any such legislation or regulation on our operations would be. There can be no assurance that new legislation or regulation, including changes to existing laws or regulations, will not materially adversely affect our business, financial condition and results of operations. To the extent that we market our products in other countries, we will be subject to the laws applicable to such jurisdictions. Currently, we market Essentum™ only in China, and we are advised by our distributor in China, AHI Hong Kong, Ltd., that we are in compliance with applicable Chinese laws.

The Board of Directors and Scientific Advisory Board Consist of Some New Members Who May Be Either Unable to Spend Adequate Time Or Who Are Unfamiliar With Our Operations So That They May Be Unsuitable For Addressing Our Evolving Business Strategy

     Many of the members of our Board of Directors and our Scientific Advisory Board have been newly elected or appointed to their positions. Accordingly, although we believe each of these newly appointed members are extremely qualified for their respective positions and will contribute to our future growth, as these individuals are newly appointed, it is not possible to gauge whether their long term contributions will be significant. In the event that any of these individuals resign or do not stand for re-election, we may be negatively perceived by third parties or investors.

Our Risk Management Insurance May Be Inadequate

     We maintain liability insurance through F.S. Morgan & Company Insurance Services, Inc., with policy limits of $1.0 million per occurrence and $2.0 million in the aggregate which covers us and MAF. Our insurance program includes property, casualty, comprehensive general liability and products liability coverage. Management believes that our insurance coverage is adequate. The testing, marketing and sale of health care products entail an inherent risk of product liability. There can be no assurance that product liability claims, relating to dietary supplement products, will not be asserted against us or our collaborators or licensees. There can be no assurance that we will be able to maintain such product liability insurance pursuant to assignments from our various manufacturers and suppliers, or obtain additional insurance, during clinical trials or upon commercialization of any product, on acceptable terms, if at all, or that such insurance will provide adequate coverage against any potential dietary supplement claims. A product liability claim or product recall, relating to dietary supplement products, could have a material adverse effect on our business, financial condition or results of operations.

We Are Highly Dependent on Key Personnel To Manage Our Growth And The Integration of Acquired Business

     The acquisition of MAF, and the anticipated increased sales of the Essentum™ products, will require the full utilization of our management, financial, and other resources in both managing the expenses caused by the acquisition and internal sales growth. Our ability to manage growth effectively will depend on (i) our ability to integrate and effectively manage MAF within our existing operations, and (ii) our ability to improve and expand our operations, including our financial and management information systems, and to recruit, train and manage executive staff and employees. To date, we have not been adversely affected by any failure to recruit or retain personnel, although we did streamline operations by eliminating one senior executive. There can be no assurance that our management will be able to manage our growth effectively, and the failure to effectively manage growth may have a materially adverse effect on our results of operations.

     We are dependent upon Bradley D. Edson, Chief Executive Officer, William Coppel, President and Stuart A. Benson, Executive Vice President and Vice President of Business Development. We have entered into employment agreements with Mr. Edson, Mr. Coppel, and Mr. Benson. The loss of Mr. Edson, Mr. Coppel and Mr. Benson and the other individuals involved in key management positions, or our inability to attract and retain other qualified employees could have a material adverse effect on us. Under the terms of their employment agreements we are required to apply to obtain, and have made application with respect thereto, for “key-man” insurance policies for Mr. Edson, Mr. Coppel and Mr. Benson in the amount of $1,000,000 each. We will be the beneficiary of such policies when and if such the insurance is obtained.

We Have Incurred Significant Costs By Virtue of Issuing Securities to Consultants And Directors And In The Future We May Continue to Issue Securities In This Manner To Preserve Cash

     In an effort to preserve cash resources, we have issued our common stock, options and warrants to purchase our common stock, to various financial consultants and certain directors rather than hire internal staff. To the extent option and warrant grants are below the current market price, we must record this as an additional expense in our general and administrative expense, even though no cost has been expended. These transactions are dilutive to existing shareholders, and for fiscal year 2002, include a consulting and R&D expense of approximately $800,426. We believe that this non-cash expense is preferable to expending cash for business development, marketing and other financial services.

Through A Voting Agreement, Certain Officers and Directors Can Dominate the Board of Directors, Making It Unlikely That Other Shareholders Will Impact our Direction

     Assuming the conversion of 3,712,000 shares of Series A Preferred Stock outstanding as of the date hereof into a like number of shares of common stock, together with the issuances of the Series B Shares and Series C Shares of common stock issuable upon the exercise of the Series B and Series C Warrants, we would have 24,289,616 shares outstanding. Such amount excludes any other shares issuable upon the exercise of options or warrants. Mr. Edson, Mr. Coppel and Mr. Benson will own, assuming the exercise of warrants and options held by them, 14.78%, 3.18% and 5.23%, respectively, of our outstanding common stock. As part of the MAF acquisition, Mr. Edson, Mr. Coppel, Mr. Gerst (the latter of whom owns 13.06% of our outstanding common stock), Leslie Quick (who owns 2.04% of our outstanding common stock), and Thomas Quick (who owns 0.82% of our outstanding common stock), among others, entered into a voting agreement (the “Voting Agreement”) pursuant to which they have agreed to vote for the appointment of Messrs. Edson, Coppel, Benson, Eide, Hannah and Leslie Quick to the board of directors. As a result, Mr. Edson, Mr. Coppel, and Mr. Benson, individually and through the Voting Agreement, will be able to influence the election of a majority of our Board of Directors, and effect all other decisions regarding shareholder actions, such as decisions to dissolve, merge or sell our assets, as well as influence our operations, policies and business decisions.

An Active Public Market May Not Develop; Investors Should Note That The Price of Our Stock May Be Affected By Trading Volatility and The Market Where It Is Quoted; Investors Should Note That The Possibility of The Delisting of Our Securities From The Over-the-Counter System

     Our common stock has been quoted on the Over the Counter Bulletin Board (“OTC:BB”) since March 28, 2002. Although we have applied for listing on the American Stock Exchange (the “Amex”) on June 14, 2002, we have not yet responded to the comments of the Amex. Unless our application is accepted, we will remain quoted on the OTC:BB (or any proposed successor). If our common stock were to no longer be quoted on the OTC:BB, we would be forced to file a Form 15c2-11 with the NASDAQ and request to be listed on the “Pink Sheets.”

     The market prices for securities of companies with limited operating history, including us, have historically been highly volatile on the OTC:BB. Since our common stock began quotation on the OTC:BB, it has traded in a range of between $0.68 and $4.05. Significant volatility in the market price of our common stock may arise due to factors such as:

•	our developing business;

•	a continued negative cash flow;

•	relatively low price per share;

•	relatively low public float;

•	variations in quarterly operating results;

•	general trends in the nutraceutical and health care industry;

•	the number of holders of our common stock; and

•	the interest of securities dealers in maintaining a market for our common stock.

     As long as there is only a limited public market for our common stock, the sale of a significant number of shares of our common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered, and could cause a severe decline in the price of our common stock.

Our Common Stock is Subject to Additional Risks By Virtue of Being a Low Priced or Penny Stock

     Our securities are currently subject to (or in the future may become subject to) Rule 15g-9 under the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000 or individuals who have a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by Rule15g-9, broker-dealers must furnish to all investors in penny stocks, a risk disclosure document required by such rule, make a special suitability determination of the purchaser and have received the purchaser’s written agreement to the transaction prior to the sale. In order to approve a persons account for transactions in penny stocks, the broker or dealer must (i) obtain information concerning the persons financial situation, investment experience and investment objectives; (ii) reasonably determine, based on the information required by paragraph (i) that transactions in penny stocks are suitable for the person and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the rights of transactions in penny stocks: and (iii) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination required by paragraph (ii) in this section, stating in a highlighted format that it is unlawful for the broker or dealer to effect a transaction in a designated security subject to the provisions of paragraph (ii) of this section unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and stating in a highlighted format immediately preceding the customer signature line that the broker or dealer is required to provide the person with the written statement and the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience and investment objectives and obtain from the person a manually signed and dated copy of the written statement. A “penny stock” is defined as any equity security other than a security (i) registered, or approved for registration upon notice of issuance on a national securities exchange that makes transaction reports available pursuant to 17 CFR 11Aa3-1; (ii) authorized or approved for authorization upon notice of issuance, for quotation in the NASDAQ system; (iii) that has a price of five dollars or more; or (iv) whose issuer has net tangible assets in excess of $2,000,000 demonstrated by financial statements dated less than fifteen months previously that the broker or dealer has reviewed and has a reasonable basis to believe are true and complete in relation to the date of the transaction with the person. Consequently, Rule 15g-9 will affect the ability of broker-dealers to sell our securities and also may affect the ability of shareholders to sell their shares in the secondary market.

It Is Highly Unlikely That We Will Pay A Dividend; Investors Are Most Likely To Have A Return Of Their Investment Through An Appreciation In The Share Price Of The Common Stock

     We have not paid cash dividends in the past and do not anticipate paying cash dividends on our common stock in the foreseeable future. Management believes the best use of retained earnings is to fund internal growth and for general corporate purposes.

     Accordingly, investors should note that any return on their investment in our securities will come as a result of any appreciation in the value of our common stock.

The Possible Sale Of Restricted Shares Pursuant to Rule 144 Could Have A Depressing Impact On the Price Of Our Common Stock

     No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of shares of common stock for sale will have on the market price of our common stock from time to time. The sale of a substantial number of shares of common stock held by existing shareholders, whether pursuant to subsequent public offerings or otherwise, or the perception that such sales could occur, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through an offering of our equity securities.

     As of March 27, 2003, we have 21,554,616 shares of common stock issued and outstanding which assumes the conversion of 3,712,000 shares of Series A Preferred shares into a like number of shares of common stock. In addition, upon the exercise of options and warrants, we will issue (i) 4,500,000 shares of common stock under our two stock option plans, (ii) 4,240,000 shares of common stock under previously issued warrants, (iii) 742,400 shares which may be issued upon exercise of the Series A Warrants; (iv) 1,367,500 shares of common stock may be issued upon exercise of the Series B Warrants and (v) 1,367,500 shares of common stock may be issued upon exercise of the Series C Warrants. If all of the foregoing shares of common stock were issued, we would have 33,772,016 shares of common stock issued and outstanding. Excluding options and warrants, but including shares of common stock issuable upon conversion of the Series A Preferred Stock, substantially all of our shares of our common stock not currently in the public market will be eligible for sale in the public market within the next 12 months.

The Possible Issuance of Preferred Stock May Make An Acquisition of the Company Less Likely, May Cause Management to Become Entrenched and May Also Reduce The Value of The Common Stock

     We are authorized to issue up to 50,000,000 shares of preferred sock, par value $0.001 per share (“Preferred Stock”). Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors, without further action by shareholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. We have outstanding 3,712,000 shares of 10% Series A Preferred Stock as of March 27, 2003, excluding 371,200 additional shares of Series A Preferred Stock to be issued as a dividend in respect thereto. The issuance of any other Preferred Stock could adversely affect the rights of the holders of common stock, and therefore reduce the market value per share of our common stock and make it less likely that holders of our common stock would receive a premium on the sale of their shares. In particular, specific rights granted to future holders of Preferred Stock could be issued to restrict our ability to merge with or sell our assets to a third party, thereby preserving current management’s control. In addition, the Nevada General Corporation Law prohibits any sizable merger, consolidation, sale of assets or similar transaction between us on the one hand and another company which is, or is an affiliate of, a beneficial holder of ten percent or more of our voting power (defined as an “interested stockholder”), for three years after the acquisition of the voting power, unless the acquisition of the voting power was approved beforehand by our Board of Directors or the transaction is approved by a majority of our shareholders, excluding the interested stockholder. Another provision of the Nevada General Corporation Law would limit the voting rights of shares acquired in a “control share acquisition” (as such term is defined in the Nevada General Corporation Law) in the event we have more than 100 shareholders of record in Nevada and we do business in Nevada. The application of the Nevada control share acquisition statute, and the provisions prohibiting interested stockholder transactions, could also preserve control of the Company by management.

Investors Should Be Aware of The General Uncertainty Regarding Future Business Operations

     Marketing and product development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual costs could exceed budgeted amounts and estimated time frames may require extension. Cost overruns due to unanticipated delays or competitive or technological developments would prevent or substantially deter development efforts and ultimately could have a material adverse effect on us. Our existing product/service candidates, and any potential additional products or services that may be developed, require significant commitments of resources prior to commercialization. There can be no assurance that any such potential products or services will be successfully developed or capable of being produced in commercial quantities at acceptable costs, or that any product or service will be received well by consumers.

The Problems Associated With Future Acquisitions May Adversely Effect Our Results

     We may acquire certain businesses that we believe are complimentary to our operations in the future. Our first such acquisition was our purchase of MAF. While we believe we will be able to effectively integrate such businesses with our own, we may be unable to successfully do so without losing key employees or business relationships. Although our integration with MAF has occurred without the loss of any MAF personnel, in the future, we may not be able to smoothly integrate any acquired companies and their related marketing, production, development, distribution and management systems. Our gross margins could be adversely affected by any problems arising during or from such process or the inability to effectively integrate any future acquisitions.

     We have recently entered into an arrangement with Dr. Christopher’s Original Formula, Inc. (“COF”), a privately held Nevada company, pursuant to which we advanced COF approximately $40,000 for operational expenses, which advance was made on a fully secured basis. Subject to the completion of due diligence and board approval, the agreement gives us the right to acquire COF for 2,600,000 shares of our common stock. We have not commenced due diligence and we may elect not to proceed with the acquisition. Accordingly, no assurance can be given that the acquisition will be consummated.

ITEM 2. DESCRIPTION OF PROPERTIES

     MAF’s corporate headquarters, administration and shipping operations are located in approximately 3,500 square feet of leased office space in a commercial building in Boonton, NJ. The current lease was set to expire in February 2003, but has been extended for an additional six months on the same terms and conditions. MAF anticipates that at the expiration of the lease it will move to larger facilities in the same vicinity. The current lease payments are $2,100 per month. The current facility has shipping and receiving capabilities, including the capacity for large tractor-trailer deliveries of MAF products.

     We maintain our executive offices at 5080 North 40th Street, Suite 105, Phoenix, Arizona 85018-2147 where we have approximately 4,722 square feet of leased office space consisting of executive offices, storage space, mailroom space, and a kitchen. Included in the lease is miscellaneous office equipment such as telephone equipment, copiers and office furniture. The current lease payments are $9,033 per month and expires during October 2003.

     The products are not shipped from this facility but instead are warehoused at local facilities, while pending shipment to customers from third party fulfillment houses that are contracted out by us. In management’s opinion, the offices and related facilities are more than adequate for our current operations and should provide enough space through fiscal year 2003.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective as of March 28, 2002, our common stock has been quoted on the Over the Counter Bulletin Board under the symbol “VTLV”. Prior to that date, our common stock did not trade. The following table sets forth the high and low closing sales prices per share of our common stock for the periods indicated.

FISCAL YEAR 2002	HIGH	LOW

First Quarter (From March 28, 2002)	$1.40	$0.82
Second Quarter	$4.05	$1.50
Third Quarter	$2.99	$0.91
Fourth Quarter	$2.01	$0.70
First Quarter Year 2003 (Through March 27, 2003)	$1.01	$0.68

The high and low bid price during the foregoing periods reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions.

As of March 27, 2003, we had approximately 276 holders of record of our common stock, excluding shares of common stock held by brokerage firms and other nominees who hold shares of common stock for multiple investors.

DIVIDEND POLICY

     We have not paid any dividends on our outstanding common stock since our inception and do not anticipate doing so in the foreseeable future.

SALES OF UNREGISTERED SECURITIES.

     1. Options and warrants granted to Consultants and members of the Scientific Advisory Board. On March 25, 2002 we entered into a 2 year Consulting Agreement with Leslie D. Michelson. Under the terms of the agreement, Mr. Michelson, in addition to monthly payments of $2,000, received warrants to purchase 500,000 shares of our common stock at a price of $1.00 per share. The warrants vest over 17 months.

     On March 25, 2002, we entered into a two year Consulting Agreement with Brian C. Smith. Under the terms of the agreement, Mr. Smith, in addition to monthly payments of $2,000, received warrants to purchase 150,000 shares of our common stock at a price of $1.00 per share. The warrants vest over 17 months.

     On May 19, 2002, we entered into a two year Consulting Agreement with Stephen Songsheng Cheng. Under the terms of the agreement, Mr. Chen received options to purchase 200,000 shares of our common stock at a price of $3.00 per share. The options vest over 24 months.

     On March 25, 2002, we entered into a two year Consulting Agreement with Michael H. Davidson. Under the terms of the agreement Dr. Davidson, in addition to monthly payments of $4,200, received options to purchase 200,000 shares of our common stock at a price of $1.00 per share. The options vest over 17 months.

     On May 15, 2000, we entered into a three year Scientific Advisory Board Agreement with Dr. Dennis Sprecher. Under the terms of the agreement, Dr. Sprecher will assist in developing, manufacturing and testing of nutraceutical formulations, assist in the design and development of compliance and lifestyle programs intended to enhance patient compliance with our nutraceuticals, and advise on the needs of potential clients, partners, and other users. Dr. Sprecher, in addition to payments of $1,250 per Scientific Advisory Board meeting, received options to purchase 15,000 shares of our common stock at a price of $2.80 per share. The options vest 1,250 on August 1, 2002, and an additional 1,250 will vest on the 1st day of every third month for the term of his agreement.

     On May 7, 2002, we entered into a three year Scientific Advisory Board Agreement with David Maron, MD. Under the terms of the agreement Dr. Maron, in addition to payments of $1,250 per Scientific Advisory Board meeting, received options to purchase 15,000 shares of our common stock at a price of $2.80 per share. The options vest 1,250 on August 1, 2002, and an additional 1,250 will vest on the 1st day of every third month for the term of his agreement.

     Effective as of August 12, 2002, we issued 48,000 shares of our common stock to HCFP/Brenner Securities pursuant to the terms of the agreement between us and Brenner Securities relating to certain investment banking services.

     Effective September 20, 2002, Martin Wallace was granted the right to receive nonqualified stock options to acquire up to 500,000 shares of our common stock at an exercise price equal to $1.50 per share. Mr. Wallace’s options vest at a rate equal to 2 times the number of units of paid in full orders for the products from “Conforming Contracts” during the 12 month period extending through September 30, 2003. A Conforming Contract is a contract with a medical service provider which, among other conditions, agrees to actively endorse and promote our products and who contractually agrees that the products will be the exclusive products endorsed and promoted by them relative to the particular disease for which it is intended.

     Effective as of November 7, 2002, we authorized the issuance of 68,000 shares of our common stock to Mark Behringer, 32,000 shares of our common stock to Robert A. Cooke, and 33,000 shares of our common stock to Weil Consulting Corporation in respect of consulting agreements.

     Each of the foregoing grants were exempt under Section 4(2) of the Securities Act as they did not constitute public offerings.

     2. Series A Preferred Private Placement. Between February and June 2002, we sold, for $3,172,000, in an exempt private placement to accredited investors under Rule 506 under Regulation D, 3,172,000 shares of our 10% Series A Preferred Stock. The holders of the preferred stock are entitled to a preferred dividend at the rate of 10% per annum. Dividends on the preferred stock will be cumulative and shall be paid in additional shares of preferred stock at a price equal to $1.00 per share and will contain all the rights and privileges and be subject to all the terms and conditions as set forth herein. Total offering costs were $118,193.

     3. Grants to Directors. Effective as of August 12, 2002, we issued 30,000 shares of our common stock to Robert Eide and 30,000 shares of our common stock to Donald C. Hannah for their respective services as members of our board of directors. These shares vest 10,000 upon grant and 10,000 per year for the next two years.

     These issuances were exempt under Section 4(2) of the Securities Act.

     4. MAF Acquisition. On November 20, 2002, we completed the acquisition (the “MAF Acquisition) of privately-held MAF BioNutritionals (“MAF”) of Boonton, New Jersey. The purchase price was 2,500,000 restricted shares of our common stock, with no registration rights. The issuance of securities in the acquisition was not a public offering, and thus was an exempt offering under Section 4(2) of the Securities Act. Concurrently with the closing of the MAF Acquisition, we authorized the issuance of 50,000 shares of common stock to Aegis Capital Corp in connection with investment banking activities rendered in connection with the transaction.

     5. MAF Private Placement. Concurrently with the closing of the MAF Acquisition, we completed an initial placement of units to 12 accredited investors, each unit consisting of 70,000 shares of our common stock, five year warrants to acquire 70,000 shares of our common stock, such warrants exercisable at $1.65 per share (the “Series B Warrants”) and five year warrants to acquire 70,000 shares of our common stock at an exercise price of $2.14 per share (the “Series C Warrants”). We raised a total of $1,197,115, net of offering costs of $170,385. The aggregate number of shares of our common stock issued from the offering was 1,367,500 shares at $1.00 per share. The units were sold to Sam Leslie, Basil J. Asciutto, Janet Grove, Crescent International, Carolyn Geer Gigli, Charles Labella, Thomas Quick, Leslie Quick, Triton West Group, Inc., Cranshire Capital LP, B.E. Geduild, Ellis A.G., and the Mark S. Smith Living Trust . This offering was exempt pursuant to Rule 506 of Regulation D, under the Securities Act.

     No underwriters were involved in connection with the sales of securities referred to in Item 5.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company’s financial statements and the notes thereto contained elsewhere in this Annual Report on From 10-KSB.

     This discussion contains forward looking statements that involve risks and uncertainties. When used in this prospectus, the words “expect,” “anticipate,” “intend,” “believe,” “estimate,” “plan” and similar expressions as they relate to us are included to identify forward looking statements. Actual results could differ materially from the results discussed in the forward looking statements as a result of many factors, including those described below, in the various risk factors set forth under “Investment Consideration” in this Annual Report on From 10-KSB.

Background Overview

     The Company was formed on January 22, 2001 under the name Nutritional Systems, Inc. Effective May 7, 2001, the Company acquired substantially all the assets of Vital Living, Inc., a Delaware corporation. After the acquisition of Vital Living, Inc. assets, and the subsequent name change of Nutritional Systems, Inc. to Vital Living, Inc., pursuant to the terms of the merger agreement dated as of August 16, 2001, the Company merged with VCM Technology Limited (“VCM”), a company reporting under the Securities and Exchange Act of 1934. As set forth in the terms of the merger agreement, the Company acquired all the outstanding shares of common stock of VCM from its sole stockholder in an exchange for 5,062 shares the Company’s restricted common stock. Vital Living, Inc. which was the successor corporation in the merger, commenced reporting under the Securities and Exchange Act of 1934 by assuming the reporting status of VCM, which in turn provided us with the ability to file for quotation on the OTC:BB.

     The Company develops and markets evidence-based nutraceuticals formulated by physicians for distribution through physicians. The Company is developing and testing nutraceuticals in collaboration with leading medical experts based on the best available scientific evidence. Vital Living nutraceuticals are designed to be incorporated by physicians into a standard physician/patient program, supported by a specially designed compliance regimen. The Company’s initial area of focus is cardiovascular health, the leading health concern in America affecting 60 million consumers.

     In November 2002, the Company completed the acquisition of all of the outstanding equity of MAF by the issuance of 2,500,000 share of the Company’s common stock. MAF was a private company located in Boonton, NJ, which formulates, markets and distributes natural and organic food based preventative nutraceuticals and therapeutic/functional food products designed for high efficacy to support proactive human cell maintenance and rehabilitation, essential in the prevention and treatment of disease, as well as overall optimal body performance and metabolic function.

     The Company acquired MAF in an attempt to both broaden its product lines, and gain a distribution network other than the physician “script” method which is being used for Essentum™.

     The negotiations were conducted on an arms length basis, and each party was represented by separate counsel and separate investing banking and financial advisors. Pursuant to the transaction, which was a stock acquisition, the Company acquired all of the intellectual property comprising the MAF product lines. At the closing, MAF had negative working capital of $(64,758) (before current maturities of long-term debt), office furniture and equipment of $8,232, intellectual property of $327,520 and notes payable and long-term debt of $864,133.

Results of Operations For the Year Ended December 31, 2002 Compared to the Period from Inception (January 22, 2001) through December 31, 2001

Revenue. Revenue is generated from the sale of nutritional products. Total revenue for the year ended December 31, 2002 was $260,844, an increase of $170,553, or 189%, from $90,291 in 2001. The majority of the increase in revenue was due to acquisition of MAF in November 2002 which contributed approximately $138,000 to total revenue. A portion of the increase for the year ended December 31, 2002 compared to 2001 was due to the introduction of the Company’s new product, Essentum™, which commenced in August of 2002. Total sales of Essentum were approximately $29,000 from the date that it was introduced through December 31, 2002. There were no such sales of this product during 2001. The remainder of the increase was due to the Company having a full year of operation in 2002 compared to only eight months in 2001.

Cost of Goods Sold and Gross Profit. Cost of goods sold for the year ended December 31, 2002 was $193,032, a decrease of $112,996, or 37%, compared to $306,028 for 2001. The majority of the decrease was due to a write-off of inventory of $262,626 to reflect inventory at its net realizable value. All of the products that the Company sells have a limited life span and at that time a write-off was necessary due to an oversupply of certain retail products that more than likely would have exceeded their expiration dates before they could be sold. There was no such write down of inventory in 2002. The acquisition of MAF increased cost of sales by approximately $67,000 in 2002 and cost of sales of existing products increased by $82,000 in 2001 primarily due to higher than expected costs of shipping and product storage.

Gross profit increased significantly for the year ended December 31, 2002 to 26% compared to 2001. The increase in gross profit percentage reflects the write-off of inventory during 2001, as referenced above, offset by a lower profit margin in 2002 due to higher costs of shipping and storage as referenced to above. Excluding this one time write-off of inventory gross profit margins would have been 52% for the year ended December 31, 2001.

Administrative Expense. For the year ended December 31, 2002, administrative expense was $4,022,132, an increase of $3,197,571, or 388% compared to $824,561 for the same period last year. The increase for the year ended December 31, 2002 versus the same period in 2001 is primarily due to increased support and infrastructure costs, including personnel, consultants and other professionals associated with the development and launch of the Company’s new product Essentum™. Additionally, the purchase of MAF increased administrative expenses by $189,000 for the year ended December 31, 2002.

Payroll and other labor costs increased to $1,341,103 for the year ended December 31, 2002 compared to $232,173 for 2001. The current year amount is comprised of $947,000 of salaries and benefits and $394,000 of contract labor costs. Since acquiring Vital Living Inc. (an Arizona Corporation) during May 2001, a portion of the increase in payroll and other labor costs is attributable to having a full year of operations in 2002 compared to only eight months in 2001. Additionally, two new executives were added in October of 2001 and one executive was added in April of 2002. A signing bonus of $150,000 was paid to the new executive who joined the Company in 2002 and $67,500 was paid to the former President upon termination of his employment agreement.

Consulting and professional fees increased to $1,607,621 compared to $184,428 for the same period a year ago. This increase was the result of entering into various consulting agreements with individuals to provide strategic business planning, product branding and marketing and product development services. These consultants were generally paid a portion of their services in cash with the majority of their compensation tied to performance which was paid for by the issuance of common stock, common stock options or warrants. Included within 2002 consulting and professional expense is $459,000 of expenses that was paid from the issuance of common stock, options and warrants.

Office and equipment rent increased to $151,148 compared to $48,624 for 2001. This increase was partially due to a full year of office and equipment rent in 2002 compared to only eight months in 2001 which contributed approximately $24,000 of the overall increase. To accommodated anticipated growth and needed office space, the Company relocated its corporate office in Phoenix during June 2002 which has higher monthly rentals which contributed approximately $55,000 of the increase in rent expense in 2002. Since the acquisition of MAF, its headquarters have been moved to Boonton, New Jersey.

Selling and general and administrative expensed increased due to a general increase in selling and marketing activity. It is expected the administrative expenses will continue to be significant as the Company continues to expand its marking efforts of its Essentum™ product and explore other channels to market its other existing products.

Research and development (“R&D”) costs are expensed as they are incurred and totaled $510,436 for the year ended December 31, 2002 compared to $37,500 for 2001. Prior to 2002, the Company had not conducted a significant amount of R&D activities. During 2002, several consultants were engaged to assist in formulating and branding the new product Essentum™. R&D expenses primarily consist of a portion of the salary of an employee, consulting and R&D related travel expenses. Included within R&D consulting is $274,000 of expenses that were paid by the issuance of common stock, options and warrants. The Company expects that R&D activities will continue to be incurred in the future and will include an anticipated clinical trial of its new product Essentum™ during mid 2003 which is estimated to cost between $100,000 and $150,000.

Net loss. The Company’s net loss from operations for the year ended December 31, 2002 was $3,949,895 compared to a net loss of $1,042,912 during 2001, an increase of $2,096,983 or 279%. The increase in net loss was primarily the result of increased support and infrastructure costs, including personnel, consultants and other professionals associated with the anticipated launch of the Company’s new product Essentum™, as referenced above. During the year ended December 31, 2002, the Company continued to sell it existing retail product lines but sales are not sufficient to cover existing overhead and fund new product marketing efforts. It is expected that the Company will continue to incur losses while it transitions its product lines from its existing retail inventory of traditional supplements to its condition specific supplements (such as Essentum™) and they gain acceptance in the market and become more widely distributed throughout the Company’s distribution network. There is no assurance that the sales of the Company’s products will achieve volumes in quantities sufficient to sustain ongoing operations. Accordingly, the Company will continue to raise capital through the issuance of its common and/or preferred stock or debt instruments in order to maintain its existing business strategy.

Period from Inception (January 22, 2001) through December 31, 2001

Revenues. Revenues for the year ended December 31, 2001 were $90,291, which were the first revenues received by the Company since inception.

Cost of Sales. Cost of sales was $43,401, with a one-time inventory write down of $262,626, providing a gross loss of $215,737. All of the products that the Company sells have a limited life span thus a write-down was necessary due to an oversupply of certain retail products that more than likely would have exceeded their expiration dates before they could be sold. At December 31, 2001 the Company wrote its inventory down to the market value of the overall inventory. This was done because the volume of sales of products were not as expected and the products were within six months of expiration.

Administrative Expenses. General and administrative expenses for the year ended December 31, 2001 were $824,561. General and administrative expenses were comprised of payroll and other labor costs of $232,173, consulting and professional expenses of $184,428 utilized to expand and support its infrastructure as well as selling and general and administrative expenses of $171,836 attributable to primarily normal administrative costs of conducting its operations and costs of maintaining its corporate office and related office equipment. The company also incurred $150,000 of organization expense when the Company was originally acquired and the organizational structure was put in place. This cost was expensed as incurred. R & D expenses were approximately $37,500 and were largely comprised of third party consulting expenses.

Net Loss. Net loss for the Company was $1,042,912 for the Period from Inception (January 22, 2001) through December 31, 2001. The net loss was primarily the result of support and infrastructure costs, including personnel, consultants and other professionals needed to exploit the Company’s business strategy, primarily the development and eventual launch of its new product Essentum™. During 2001 the Company continued to sell it existing retail product lines but sales were not sufficient to cover existing overhead and fund new product development and marketing efforts. It is expected that the Company will continue to incur losses while it transitions its product lines from its existing retail inventory of traditional supplements to its condition specific supplements offered through physicians. There is no assurance that the sales of products will achieve volumes in quantities sufficient to sustain ongoing operations. Accordingly, we will continue to raise capital through the issuance of Common Stock, preferred stock, or debt instruments in order to maintain its existing business strategy.

Liquidity and Capital Reserves

     The accompanying consolidated financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations during its operating history. Although management believes that the aggregate net proceeds of approximately $4.8 million from the two private offerings in 2002, together with funds from operations, will be sufficient to cover anticipated cash requirements for the near term, management will be required to raise additional capital through an offering of securities to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company. If successful, these actions will serve to mitigate the factors which have raised substantial doubt about the Company’s ability to continue as a going concern and increase the availability of resources for funding of the Company’s current operations and future market development. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to investors.

     Over the next few quarters the Company anticipates making several material capital expenditures to be made. The first is an upgrade of its database management/business software and hardware. As of December 31, 2002, the Company has expended approximately $80,000 on upgrades of its management/business information software and computer hardware and expects future expenditures to be $25,000 to upgrade existing hardware. Additionally, the Company has expressed an interest in conducting a double blinded, placebo, multi arm study to validate and publish the results of the Essentum™ product as it reduces cardiovascular disease risk factors. Management currently estimates the cost of clinical trials to be between $100,000 and $150,000, however, anticipated clinical costs are extremely hard to estimate and are variable based upon numerous conditions. There can be no assurance that the clinical trials will fall within this range, will be successful or that the Company will conduct such tests. If the Company does conduct clinical trials, funds will come from a combination of cash on hand and anticipated funds received from the private placement of its securities.

     In connection with the MAF Acquisition, the Company assumed its outstanding debt obligations and provided a guaranty of approximately (i) $242,000 of MAF debt which was incurred in connection with MAF’s acquisition in early 2002 of Boulder Endurance Co., Inc. The Company also guaranteed a loan obligation of MAF of $582,000, which amount relates to a loan facility from Commerce Bank NA of Flemington, NJ. This obligation, which bears interest at the prime rate plus 1.5% and matures in 2008, is 75% guaranteed by the U.S. Small Business Administration.

     To the extent that there are cash flow shortages, the Company intends to finance its operations through the sale of equity securities, which would include the private sales of common and preferred stock. On June 21, 2002, Vital Living completed a private placement offering of 3,712,000 shares of 10% Series A Preferred Stock at $1.00 per share resulting in cash proceeds of $3,593,807, net of expenses of $118,193. The Preferred Stock was sold directly by the Company to accredited investors and no commissions were paid on any funds raised. It is anticipated that the Company will, from time to time, seek financing from the private placement of common and /or preferred stock until such time as the Company generates sufficient revenues from its operations to cover operating expenses. The Company has suffered losses from operations during its operating history and its ability to continue as a going concern is dependent upon obtaining future profitable operations. Accordingly, no assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to the shareholders.

     Concurrently with the closing of the MAF Acquisition, the Company completed the initial placement of 18.678 Units, each Unit consisting of 70,000 shares of Common Stock, five year warrants to acquire a 70,000 shares of Common Stock, such warrants at an exercise price of $1.65 per share (the “Series B Warrants”) and five year warrants to acquire 70,000 shares of Common Stock at an exercise price of $2.14 per share (the “Series C Warrants”). The total proceeds raised in the initial closing of the offering, was $1,307,500, and $50,000 was raised in a subsequent closing, or an additional .858 units. Offering expenses were $170,385 which has been netted against the proceeds collected as presented within the statement of stockholders equity for the year ended December 31, 2002.

     The aggregate number of shares of Common Stock issued in all of the closings was 1,367,500 shares. A like number of Series B Warrants and Series C Warrants were also issued. The Company has an obligation to register the shares of Common Stock issued in connection with the private placement, as well as the shares which may be issued upon exercise of the Series B Warrants and Series C Warrants, within 90 days from the closing, subject to extension in certain events.

     In the event that the Company doesn’t achieve a positive cash flow, which it anticipates accomplishing in, and in the event the Company is unable to generate capital from loans, the sales of the its common or preferred stock, or revenues, the Company will be forced to curtail or cease operations until additional capital is available.

Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year end. The adoption of FIN 45 by the Company during the quarter ended March 31, 2003 will not have a material impact on its current financial position and results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure, an Amendment of FAS No. 123.” SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123. SFAS No. 148 also requires that entities that continue to account for stock-based compensation awards using the intrinsic value method of APB No. 25 will be required to provide more prominent disclosures than currently required by SFAS No. 123, including disclosures in interim financial statements. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company will continue to account for employee stock-based compensation under APB No. 25 and related interpretations. The Company will adopt the annual disclosure requirements in its financial statements for the year ending December 31, 2003, and the interim disclosure requirements beginning in its financial statements for the quarter ending March 31, 2003.

ITEM 7. FINANCIAL STATEMENTS

See index to Financial Statements and Financial Statements Schedules beginning on page F-1 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As originally reported in a Form 8-K filed on August 14, 2002, and amended on September 30, 2002, our board of directors appointed Pannell Kerr Forster of Texas, P.C., effective as of July 31, 2002, as our independent accountants for the fiscal year ending December 31, 2002. This is a change in accountants recommended by our executive management and approved by our Board of Directors. The firm of Weaver & Martin (the “Prior Auditors”) was not retained by us on a go forward basis, and thus should be considered to have been dismissed pursuant to Item 304(a)(1)(i)of Regulation S-B.

     The audit report issued by the Prior Auditors with respect to our financial statements for the period since inception (January 22, 2001) through December 31, 2001 (the conclusion of our first fiscal year of operations) was qualified due to uncertainty of our ability to sustain ourselves as a going concern.

Auditors

     From inception (January 22, 2001) through July 31, 2002, when the Prior Auditors were dismissed as our independent accountant, there were no disagreements between us and the Prior Auditors as to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Prior Auditors, would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

     The change in accountants does not result from any dissatisfaction with the quality of professional services rendered by Weaver and Martin, LLC, as our independent accountants.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

Directors and Executive Officers

     As a condition to closing the MAF Acquisition, which effected as of November 20, 2002, we entered into a new three year employment agreement with William Coppel, who will serve as President and COO. We also amended and restated Stuart Benson’s employment agreement, who also serves as our Vice Chairman of the board of directors in addition to serving as Executive Vice President, Secretary and Treasury. Bradley D. Edson, our Chairman also entered into an amendment to his employment contract providing for an additional year of service. We also entered into a Voting Agreement with Bradley D. Edson, Leslie Quick, Thomas Quick, William Coppel and certain other shareholders which obligates these individuals to vote for certain members to be elected to the board of directors.

     Our directors and executive officers, together with their respective ages and positions, are as follows:

Name	Position	Age

Bradley D. Edson	Chief Executive Officer and Chairman of the Board	43
William Coppel	President and Chief Operating Officer, Director	47
Stuart A. Benson	Executive Vice President, Secretary and Treasurer; Vice Chairman of the Board	49
William Vreeland	Chief Financial Officer
Eric Anderson	Vice President — Business Development	35
Donald C. Hannah	Director	67
Leslie C. Quick, III	Director	49
Robert Eide	Director	50
Carson Beadle	Director	69

     Directors are elected for a one year term at our annual meeting of shareholders and serve until the due election and qualification of their successors. Officers are appointed by and serve at the discretion of the board of directors. The board of directors has established Audit and Compensation Committees as follows: Messrs. Eide, Quick and Hannah are serving on the Audit Committee and Messrs. Beadle, Quick and Hannah are serving on the Compensation Committee.

     The following is a brief summary of the background of our directors and executive officers.

Bradley D. Edson, CEO and Chairman of the Board

     Mr. Edson has been a director and Chief Executive Officer of the Company since January 2001, and was president of our predecessor company, which participated in the merger which resulted in our establishment, from its inception until October 1, 2001, when Mr. Lind was appointed to that position. Mr. Edson is an entrepreneur who created an ongoing nationwide specialty property and casualty business and holds individual insurance licenses in over 35 states. In the past, he has been a principal in a NASD member firm and member of the International Association of Financial Planners, and is a longstanding member of the Young Entrepreneurs Organization and the World Entrepreneurs Organization. Mr. Edson holds a Bachelor of Science degree in Finance from Arizona State University.

William A. Coppel, President and Chief Operating Officer and Director

     Mr. Coppel has spent virtually his entire business career as an executive officer primarily in marketing and strategic planning for Quick & Reilly, Inc. After serving as a branch manager for Quick & Reilly, he became Vice President, Director of Marketing, in 1988 managing a $10.0 million marketing budget, including strategic planning, market research and development of marketing communications strategies for print, broadcast, merchandising and brand marketing. In 1994, Mr. Coppel was appointed as Vice President, Director of National Business Development and Sales, where he designed and implemented firm wide sales training and professional development programs. From 1996 until 1999, he was responsible for developing new strategic direction for the firm to combat the increasing competitive nature of the securities discount business by developing a consultative role for the brokers from just that of order takers. During this period he was responsible for strategic planning, product development and e-commerce brokerage strategy for U.S. Clearing, Inc., a subsidiary of Quick and Reilly Group, one of the nation’s largest clearing firms. From 1999 until 2001, Mr. Coppel was Senior Vice President for Strategic Planning, Marketing and Advertising. In this position he was responsible for the integration of Quick & Reilly’s retail brokerage unit with Fleet Bank after the acquisition and was responsible for all Marketing and Advertising with a staff of 25 and a budget of $50.0 million. In 1998, Mr. Coppel joined MAF, but only devoted a limited time to that business due to his responsibilities with Quick & Reilly. In February 2001, he resigned from Quick & Reilly to devote his full efforts to MAF.

     Over the years, Mr. Coppel had been actively interested in nutrition and health and fitness. Among his activities was becoming an accomplished triathlon athlete competing in various Ironman competitions across the U.S. Mr. Coppel has a B.A. degree in Political Science from Fairfield University 1977 and completed securities executive education programs at the Wharton School of Business of the University of Pennsylvania. He is a member of the U.S. Triathlon Federation and the President’s Circle of Fairfield University.

Stuart A. Benson, Executive Vice President, Secretary and Treasurer and Vice Chairman of the Board

     Stuart Benson has served as our Executive Vice President since June 1, 2002. From 1997 through 2001, Mr. Benson served as Chairman of Custom Food Concepts, Inc., a privately held company which operated a chain of restaurants in southern California. The chain was sold to a publicly held company in 2001. Mr. Benson has served in both public and private companies as chief executive officer and chairman of the board, including such companies as The Great Earth Vitamin Store chain and Nathan’s Famous, Inc. (“NFI”), a NASDAQ-listed fast food restaurant chain, where he was responsible for significant growth of gross revenues and locations. NFI, where Mr. Benson served as Chairman of the Executive Committee, Chairman of the Board, President and CEO, is the oldest “hot dog” chain in the U.S. During his tenure at Nathan’s Famous, Inc., that entity expanded from 14 units to more than 300, including locations at interstate highways and airports. During Mr. Benson’s tenure as Chief Executive Officer and Chairman of The Great Earth Vitamin Stores, the company grew to approximately 150 full service vitamin retail stores throughout the U.S. and became the second largest vitamin store in the U.S.

     In May 2002, Mr. Benson filed for personal bankruptcy, primarily as a result of federal tax liens relating to certain real estate syndication activities in the 1980s. These liens relate to approximately $900 million of recaptured phantom income attributable to Mr. Benson and his affiliates, as the general partner, of various real estate syndication programs and partnerships, as well as $900,000 of other claims and judgments. In 1995, other IRS liens, relating to similar real estate syndication activities, were discharged by Mr. Benson in a prior personal filing under Chapter 7. The current bankruptcy filing is unrelated to Mr. Benson’s activities at the Company, and the Company does not believe that this filing will impact Mr. Benson’s ability to perform his duties as an officer in any material fashion.

Eric Anderson

     Eric Anderson, 35, is Vice-President Business Development. Mr. Anderson joined the Company after first consulting for Vital Living, Inc., of Arizona in 1999-2000. From 1998 through 2000 Mr. Anderson served as managing partner of Ignite Marketing Group, which provides public relations, sales and marketing programs for the nutraceutical industry. From 1994 through 1998 Mr. Anderson served as Vice President Sales & Marketing for Pharmanutrients, Inc., a manufacturer and marketer of patented nutritional technologies.

William Vreeland, Chief Financial Officer

     William Vreeland has held a number of senior accounting and financial management positions, as well as a variety of information management positions. Mr. Vreeland has served as the Chief Financial Officer of MAF since February 2002. From 1998 through February 2002, Mr. Vreeland served as a consultant for several companies, including Vitaquest International, Inc. and United Steel Products. Prior to that time, Mr. Vreeland was the controller for Bindagraphic’s. Mr. Vreeland began his accounting career in a public accounting firm, and has served as the chief financial officer for numerous companies with controllership responsibilities; including: Datascope Corporation, Looseleaf Industries and Hafnia Ham Company. He also was Assistant Controller at John Wood Company, and the Chief Accountant for Ayerst Laboratories-International, a division of American Home Products Corporation.

     Mr. Vreeland extended his career into information management as a regional manager for Xerox, overseeing the design and implementation of enterprise systems for a variety of client companies. He also held the Senior Systems Planner position at American Cyanamid; where he was responsible for developing and publishing the Chemical’s Group Annual Long Range Systems Plan and also responsible for managing the implementation of the first fully integrated enterprise-wide system. At the FDIC/Resolution Trust Corporation; Mr. Vreeland was a major contributor to the first comprehensive “Information Resources Management Plan,” with responsibilities for developing the Information and Systems Architecture for this large financial agency of the United States government.

     Mr. Vreeland’s academic achievements include the pursuit of leading edge technology offered through professional societies and research groups; as well as undergraduate study in accounting; and graduate level seminars and professional programs in information management and strategic planning methodologies.

Leslie C. Quick, III, Director

     Leslie C. Quick III is Chairman and Chief Executive Officer of Fleet Securities, Inc. and President and Chief Executive Officer of U.S. Clearing, a division of Fleet Securities, Inc. Mr. Quick was appointed President of U.S. Clearing in 1994, a position he has held since that time. Previously, he had been President and Chief Operating Officer of The Quick & Reilly Group, Inc. in 1998, U.S. Clearing became part of Fleet Financial Group, now Fleet Boston Financial Corporation, one of the nation’s largest and most successful financial services firms.

     Mr. Quick is a current member of the Board of Governors of the Chicago Stock Exchange, a member of the Hearing Board of the New York Stock Exchange, a trustee of Oak Knoll School in Summit, NJ and he is on the Bishop’s Financial Council for the Diocese of Metuchen. He is a former member of the Board of Directors for the Securities Industry Regulatory Council on Continuing Education, a former Chairman of the Board of Trustees of St. Bonaventure University, and a former Trustee of St. Vincent’s Hospital & Medical Center of New York. Mr. Quick is the recipient of the Ellis Island Medal of Honor and holds an honorary degree from St. Bonaventure University.

Donald C. Hannah, Director

     Mr. Hannah, 67, joined our Board of Directors in June 2002. Mr. Hannah for over three decades has conceptualized and built more than 20 successful companies in a variety of different businesses. He is recognized as a pioneer in international marketing programs and was a finalist for Inc. Magazine’s “Entrepreneur of the Year Award.” In 1957 he assumed control of a small local tugboat and barge operation based in Chicago and built the company into a worldwide marine shipping organization. Hannah Marine Company (“HMC”) is currently the largest tugboat and barge company operating on the Great Lakes. Mr. Hannah founded US Auction, Inc., which subsequently became affiliated with Merrill Lynch Realty in 1988. Mr. Hannah was President and CEO of the Merrill Lynch Realty Auction Division. In 1989 The Prudential Insurance Company of America acquired Merrill Lynch Realty along with the Auction Division. Mr. Hannah moved the offices of the company to Phoenix, Arizona in 1992 to focus on government owned properties and changed the name of the company to US Properties, Inc. (“USP”). Mr. Hannah is Chairman and CEO of US Properties, and presently conducts real estate auctions and often assists in structuring financing of real estate projects. From 1998 through the present, Mr. Hannah continues to be a director and stockholder of HMC and USP, as well as serving as a director of Windsor Gateway Housing LLC and Campers Club of America. During this time, Mr. Hannah has also served as a director of Franchise Finance Corporation (NYSE), Precision Standard Corporation (NASDAQ) and Semoth Capital Corporation (Toronto Stock Exchange).

Robert Eide, Director

     Mr. Eide, 49, who joined the board in June 2002, has served as the Chairman and Chief Executive Officer of Aegis Capital Corp., a registered broker-dealer since 1984. Since 1993, he has also served as a director of the Vector Group Ltd. (“VGR”), a public company traded on the New York Stock Exchange, and is a member of its Audit and Compensation Committees, as well as serving as a director of VGR Holding. Mr. Eide serves as a director of Nathan’s Famous Inc. (“NFI”), and is Chairman of NFI’s Audit and Compensation Committees. Mr. Eide also serves as a member of the Board of Directors of Ladenburg Thalmann Financial Services Inc. (“LTS”), which is traded on the American Stock Exchange. See “Certain Transactions” for a discussion of the fees received by Mr. Eide in connection with certain investment banking services being provided in connection with the MAF Acquisition

Carson E. Beadle, Director

     Mr. Beadle has been the President of Carson E. Beadle, Inc., a strategic-planning consulting firm in New York, since 1998. Prior to that time, Mr. Beadle spent nearly 40 years with Marsh & McLennan, Companies where he served on the Board of Director of William M. Mercer, a subsidiary, for 25 of those years. As a senior partner of the William M. Mercer division, he was responsible for the New York and Eastern Canada consulting practices and various corporate functions, with a focus on employee benefits for large employers and strategic decision-making. Over the years, Mr. Beadle has been actively involved in a number of for-profit and non-profit organizations, notably many in the field of public health. He is Chairman and Co-founder of The Health Project, the White House-supported organization that presents the annual C. Everett Koop National Health awards; Past-Chair and currently a member of the Business Forum On Aging of the American Society On Aging; and one of the Founding Directors of the Health Enhancement Research Organization of Birmingham, among many other member and advisory positions held within prominent management and healthcare organizations. Mr. Beadle currently serves on the Board of Directors of Security Mutual Life Insurance Company of New York of Binghamton, NY and National Security Life Insurance Company of Cincinnati, OH. These company are mutual companies.

     Mr. Beadle originated the “flexible benefits” concept in Canada and the “total benefits strategic decision-making” concept in the United States. A recognized benefits expert, he has given testimony before Senate Finance, House Ways & Means and other government committees. He is also the author of over 100 articles appearing in The Wall Street Journal, the New England Journal of Medicine, Fortune, the New York Times and many other management and health publications in the United States and Canada. Mr. Beadle studied economics and human relations at the University of Toronto and industrial relations at Queen’s University, Canada.

     No executive officer or director has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities. None of our executive officers or directors has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

     No executive officers or directors are the subject of any pending legal proceedings. Section 16(a) Beneficial Ownership Reporting Compliance, of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the Commission. Executive officers, directors and greater than ten percent beneficial owners are required by the Commission regulations to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2002, all Forms 3, 4 and 5 were filed on a timely basis for our executive officers and directors, except for Mr. Bradley D. Edson, whose Form 4 for warrant grants was not timely filed, and whose Form 4 for the purchase of 5,000 shares of common stock in the public markets was not timely filed; Mr. Donald C. Hannah, whose Form 3 was not timely filed, and whose Form 4 for the purchase of 6,900 shares of common stock in the public markets was not timely filed; Mr. William Coppel whose Form 4 for the purchase of 2,000 shares of common stock in the public markets was not timely filed; Mr. Carson Beadle, whose Form 4 for the purchase of 2,000 shares of common stock in the public markets was not timely filed; Mr. Robert Eide, whose Form 3 was not timely filed; Mr. Stuart A. Benson, whose Form 3 was not timely filed, and whose Form 4 for the purchase of 5,000 shares of common stock in the public markets was not timely filed; and Mr. Martin Gerst, whose Form 4 for the transfer of 100,000 shares of common stock was not timely filed, and whose Form 5 for warrant grants was not timely filed.

     In addition to the Scientific Advisory Board described above, MAF has a Nutrititional Advisory Board (“NAB”) which was formed in 1999. The members of the NAB who serve without compensation, have met infrequently since the inception of the board. MAF consults with NAB on an independent basis regarding specific product formalities or endorsements.

Philip B. Maffetone is the founder of MAF and has spent his entire career involved with diet, nutrition, stress management and athletic training as a teacher, writer and in the private practice of complementary medicine. Commencing in 1977, he has been an author and lecturer on health and fitness, diet and nutrition, lifestyle and stress management along with the following: as a consultant to athletic teams, corporations and athletes specializing in coaching, nutrition and exercise; as a consultant to various nutrition companies responsible for product development, scientific writing and marketing materials; as Chairman and CEO from 1989-1994 of the International College of Applied Kinesiology; and in 1993-1999 as the founding trustee of the Foundation for Allied Conservative Therapies Research. Throughout these activities, Dr. Maffetone’s major contributions have been in the multifaceted area of human performance as follows: insight into its physical, biochemical, and mental/emotional aspects; probing research in diet and nutrition in relation to disease prevention; an understanding of neuromuscular function and its relation to healthcare and performance; and breakthroughs in complementary medicine and its relationship to conventional healthcare. Dr. Maffetone has published 16 publications dealing with these areas in addition to over twenty professional paper presentations in his field of expertise. Dr. Maffetone attended the State University of New York and Rochester Institute of Technology, received a BS Degree in Human Biology 1974 and a Doctor of Chiropractic Degree from the National College of Chiropractic, Lombard, IL, 1977 along with post-doctoral certifications in Meridian Therapy (Acupuncture), Physiotherapy and Applied Kinesiology. He is a member of the International College of Applied Kinesiology (1980-present), the National Athletic Trainers Association (1987-present) and received in 1994 the honor of being named Coach of the Year by Triathlete Magazine.

Dr. Michael H. Cardone has spent his career to date as a scientist specializing in cell biology and the regulation of Transcytosis. From 1986 until 1988, Dr. Cardone was a regional associate at the University of California-San Francisco. From 1988 until the present, he has maintained various teaching fellowships at the University of California-San Francisco, the Burnham Institute and MIT with whom he was until recently associated. From 1995 until 1996, Dr. Cardone was a post Doctoral Associate with the Chiron Corporation. In 2000, he became a founder and director of Cell Biology at Merrimac Pharmaceuticals in Cambridge, MA. He has authored over 14 publications a number of these in conjunction with various other scientists and has lectured on various nutrition matters across the country. Dr. Cardone has a BA Degree in Biology from California State University 1981, an MA Degree in Biology from that same institution 1985 and a Ph.D. in Cell Biology from the University of California-San Francisco 1995. He received the National Research Service Award in 1991-93 from the National Heart, Lung and Blood Institute.

Dr. Gerry Leisman has an extremely strong scientific background in a university education environment in the United States and Israel specializing in psychology, health sciences and neuroscience. From 1972 until 1982, Dr. Leisman was Chairperson, Biomedical Computer science, Associate Professor, Health Sciences, Associate Professor, Psychiatry, Neurology and Ophthalmology and Director, Clinical Neurosciences Laboratories for the City University in New York, College of Medicine and Dentistry of NJ and the Eye Institute of NJ, Newark. From 1982-1986, he was Vice President, Research and Development, for American Electromedics Corp and the CEO for Matura Research & Development Corp. From 1986 until 1990, he was Dean of Research and Professor of Neurology, Life Science and Electrical Engineering at the NY Institute of Technology in Old Westbury, NY. From

1990 until 2000, Dr. Leisman was Chair of the Department of Psychology, and Associate Dean and Director of the Institute for Biomedical Engineering Rehabilitation Services for Touro University, located in Bayshore, NY and Jerusalem, ISR. Touro is a multinational university with 10,000 students worldwide from Associates to Doctoral levels and professional programs in medicine, law and the health sciences. From 1997-2000, he was also the Acting President for American International University in Israel, a new university for liberal arts and professional studies. From 2000 to the present, Dr. Leisman has been professor of Cognitive Neuroscience and Human Factors at Rensselaer Polytechnic Institute in Troy, NY. Dr. Leisman has published himself and with others numerous publications and technical manuscripts and is the author of a number of patents and technological innovations. He has a BA Degree in Biology/Psychology from Queens College CUNY 1968, a Master of Scientific Neuropsychology from the University of Manchester 1972 and a Ph.D. in Neuropsychology from Union University in Cincinnati, OH 1979. Dr. Leisman is Board Certified in Forensic Medicine and Forensic Neuropsychology among others, is a member of various learned societies and has received numerous honors and awards including a Life Fellow, American College of Forensic Examiners 1994.

Dr. Thomas M. Motyka has had to date a career in medicine encompassing academics corporate and private practice. After residency at the Cambridge Hospital affiliated with the Harvard Medical School of Internal Medicine 1994-96, Dr. Motyka from 1996 until 1999 until an instructor, Division of General Internal Medicine and Clinical Epidemiology at the University of North Carolina at Chapel Hill, NC. From 1999 until 2000, he was Director of Corporate Compliance for Medigy, Inc. From 1999 until the present, Dr. Motyka has been Clinical Assistant Professor, Division of General Internal Medicine and Clinical Epidemiology and Adjunct Assistant Professor, Department of Family Medicine at the University of North Carolina at Chapel Hill, NC. During the period 1998 until the present, he has also been in private practice in Carrburo, Chapel Hill and Durham, NC. Dr. Motyka has a BS Degree in Chemistry from Cornell University 1988 and a Medical Degree in Osteopathic Medicine from the Philadelphia College of Osteopathic Medicine 1993. He has made numerous presentations in Osteopathic therapy and the sale of herbal and nutritive supplements for disease, among the latest being “Arthritis, Clinical Relevance of Medical Herbs and Nutritional Supplements in the Management of Major Medical Problems” at the UNC School of Medicine CME Conference 8/21/01 and the “Update on Nutritional Supplements, Nourishing Our Patients: What Nurses Need to Know About Nutrition” at the UNC School of Nursing continuing education program 10/15/01. He is also the author with others of several medical publications relating to neurological matters and has taught a variety of courses in herbal and nutritional supplements and other principles and practices of alternative and complementary medicine.

Dr. Walter H. Schmitt, Jr. has been involved in the private practice of kinesiology in Chapel Hill, NC. Dr. Schmitt has authored innumerable articles on kinesiology procedures and clinical nutritional products. He received a BA Degree in Economics from Duke University 1970 and a BS in Human Biology from the National College of Chiropractic 1974. From 1993-1999 he was a Trustee of the Foundation for Alternative Conservative Therapies Research and from 1996 to the present has been on the Editorial review Board of Alternative Medicine Review.

Consultants

     In addition to the board of directors and the Scientific Advisory Board, we have established relationships with four individuals who serve as consultants. Other than with respect to Dr. Maffetone, whose background is described above, their backgrounds are set forth below.

Leslie D. Michelson, Healthcare Industry Investor and Consultant

     Leslie D. Michelson is an independent healthcare industry investor and consultant to emerging healthcare companies. Mr. Michelson is the founder and former chief executive officer of Acurian, a leading provider of clinical trial patient and investigator recruitment solutions for the pharmaceutical and biotechnology industries. Prior to founding Acurian, Mr. Michelson served as chairman and chief executive officer of Value Health Sciences, a leading disease management company he founded in 1987. Prior to founding Value Health Sciences, Mr. Michelson was an associate and partner with SDG Enterprises, a private equity firm, where he specialized in real estate and early-stage healthcare investing.

     An attorney by training, Mr. Michelson began his career practicing law. He served as a law clerk for Caleb Wright, emeritus Chief Justice of the U.S. District Court in Washington, D.C., worked as an associate at the law firm of Wald, Harkrader & Ross and served as a special assistant to the General Counsel of the U.S. Department of Health and Human Services.

     Mr. Michelson is a director and former chairman of the compensation committee of Catellus Development Corporation, a $2.5 billion NYSE-listed real estate development company, and serves as a director of G&L Realty, an NYSE-listed health care real estate investment trust.

Stephen S. Chen, Senior Advisor for China

     Mr. Chen is an international executive who provides consulting services in assisting major U.S. corporations in entering markets in China and the Far East. He is responsible for supervising the introduction of our product in China and seeking financing and other opportunities in the Far East. Mr. Chen, the founder of Amerihua International Enterprises, Inc., a consulting/management company started in 1981, pioneered the initial development of China International Trust & Investment Corp., which has become China’s largest investment group and holding company. Mr. Chen negotiated, concluded and implemented many significantly large trading transactions and cooperative programs between China and western companies such as United Technologies Corp., General Motors, Beatrice Foods, Xerox, Siemens, SAAB, Lockheed, Renault, Terex, Fiat, and many Hong Kong Companies, and also has also served as an interpreter for China’s state leaders.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to us for the fiscal years ended December 31, 2002 and December 31, 2001 by our chief executive officer and certain executive officers (collectively, the “Named Officers”):

	Annual Compensation						Long-Term Compensation

								Stock
								Options/
						Other Annual	SARs	Warrants		All Other
Name and Position	Year	Salary ($)		Bonus		Compensation ($)	(Shares)	(Shares)		Compensation

Bradley D. Edson	2002	$179,468		0		0	0	0		$26,500	(3)
CEO, Director	2001	$45,000	(1)	0		0	0	1,000,000	(4)	0	(4)
Kenneth F. Lind,	2002	$97,500		0		0	0	0		$67,500	(5)
President	2001	$37,500	(1)	$54,000	(2)	0	0	250,000	(6)	0	(6)
Eric Anderson	2002	$103,500		0		0	0	0		0
Vice President	2001	$25,500	(1)	0		0	0	200,000	(9)	0	(9)
Stuart Benson	2002	$51,667		$150,000	(2)	0	0	0		$207,180	(7)
Vice President	2001	0		0		0	0	0		0
Martin J. Gerst	2002	0		0		0	0	500,000	(8)	$151,188	(8)
Secretary/Treasurer	2001	0		0		0	0	0		0
Director

(1)	Represents accrued salary, which has subsequently been paid in 2002.

(2)	Represents signing bonuses paid to Mr. Lind and Mr. Benson executed as a part of their employment agreements. For Mr. Lind, half of his bonus was paid in 2001 and the other half was paid in 2002.

(3)	This amount represents amounts that were paid by us for the benefit of entities controlled by Bradley D. Edson. These amounts were not repaid and were written off as compensation to Mr. Edson.

(4)	Represents the fair value of warrants using the Black-Scholes option pricing model to purchase 1,000,000 shares of our common stock at an exercise price of $0.35 per share that Mr. Edson received as a component of his employment agreement effective October 1, 2001. These warrants expire on September 30, 2004 and are fully vested.

(5)	Represents the amount of severance paid as of December 31, 2002. Mr. Lind was terminated as President on December 1, 2002.

(6)	Represents the fair value of warrants using the Black-Scholes option pricing model to purchase 250,000 shares of common stock at an exercise price of $0.35 per share that Mr. Lind received as a component of his employment agreement effective October 1, 2001. These warrants expire on September 30, 2004 and are fully vested.

(7)	Represents other compensation for Mr. Benson for the year ended December 31, 2002. It is comprised of $37,000 paid to him for consulting services and $170,180 representing the fair value of warrants using the Black-Scholes option pricing model to purchase 1,340,000 shares of our common stock an exercise price of $1.50 per share that Mr. Benson received as a component of his employment agreement. These warrants expire on March 31, 2007 and are fully vested.

(8)	Represents other compensation for Mr. Gerst for the year ended December 31, 2002. It is comprised of $87,688 paid to him for consulting services and $63,500 representing the fair value of warrants using the Black-Scholes option pricing model to purchase 500,000 shares of our common stock an exercise price of $1.50 per share that Mr. Gerst received as a component of his three year consulting agreement. These warrants expire on March 31, 2007 and are fully vested. Mr. Gerst resigned as an officer and director effective as of the closing of the MAF Acquisition.

(9)	Represents the fair value of warrants using the Black-Scholes option pricing model to purchase 200,000 shares of our common stock at an exercise price of $0.35 per share that Mr. Anderson received as a component of his employment agreement effective October 1, 2001. These warrants expire on September 30, 2004 and are fully vested.

STOCK OPTION AND STOCK APPRECIATION RIGHTS GRANTS

     The following table sets forth the individual grants of stock options and stock appreciation rights made during the fiscal year ended December 31, 2002 to the Named Officers:

Number of
	Securities	% of Total
	Underlying	Options/SARs
	Options/	Granted to		Exercise
	SARs	Employees		Or Base	Expiration
Name	Granted	in Fiscal Year		Price($/Sh)	Date

Stuart Benson(1)	1,340,000	89	%(3)	$1.50 (2)	3/31/2007

(1)	Mr. Benson’s grants were made independent of the Company’s Stock Option Plans, and represents warrants which were issued to him pursuant to the terms of his Employment Agreement. They are presented here as if they were stock options.

(2)	Upon exercise, the Company is required to pay 50% of the exercise price.

(3)	Percentage assumes a total of 1,495,000 warrants and options granted to employees during 2002.

STOCK OPTION AND STOCK APPRECIATION RIGHTS EXERCISES AND YEAR-END VALUES

Shown below is information for the Named Officers with respect to the exercise of stock options and the ownership of stock options and stock appreciation rights and their values as of December 31, 2002.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options/
			Options/SARs at December 31, 2002		SARs at December 31, 2002(1)
	Shares
	Acquired	Value	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	On Exercise	Realized ($)	(Shares)	(Shares)	($)	($)

Bradley Edson(1)	—	$—	1,000,000	—	$450,000	$—
Kenneth Lind(1)	—	$—	250,000	—	$112,500	$—
Stuart Benson(1)	—	$—	1,340,000	—	$—	$—
Martin Gerst(1)	—	$—	500,000	—	$—	$—

(1)	Each individual named received warrants independent of the Company’s Stock Option Plans. These warrants are reflected in the table as if they were stock options.

DIRECTOR COMPENSATION

     We have agreed that non-management directors will each receive a one-time grant of 30,000 shares of restricted common stock, 10,000 shares which vest immediately upon election to the board of directors, and the balance of which vest over the first two years of service on the board of directors at the rate of 10,000 shares per year. In addition, non-management directors will receive a fee of $24,000 per annum for each year of service on the board of directors, plus reimbursement for expenses.

EMPLOYMENT AGREEMENTS

     Prior to October 1, 2001, none of our officers or directors had received monetary compensation for their services as an officer or director. Kenneth Lind and Eric Anderson were appointed as officers by the board of directors on September 17, 2001. Prior to such date, all officers were previously employed by us on a month to month basis.

     On October 1, 2001, we entered into an employment agreement with Bradley D. Edson. The term of the agreement is three (3) years Mr. Edson serves as Chief Executive Officer and receives a base salary of $180,000 per annum for the first year of employment, increasing to $204,000 per annum on the first anniversary of the signing of the agreement, and increasing to $228,000 on the second anniversary of the signing of the agreement. As an inducement for Mr. Edson to begin his employment with us, we issued to Mr. Edson 1,000,000 warrants to purchase our common stock at $0.35 per share. The warrants are exercisable at any time and expire on the third anniversary of issuance. In connection with the closing of the MAF acquisition, we entered into an amendment to Mr. Edson’s employment agreement. The amendment provides for an extension of his employment agreement through November 2005, and provides that Mr. Edson may participate in a profit sharing plan to be established for shareholders/executives which plan will be funded by up to 6% of our net profits, as may be determined by our board of directors.

     On October 1, 2001, we entered into an employment agreement with Eric Anderson. The term of the agreement is three (3) years. Mr. Anderson serves as Executive Vice-President of Business Development. Mr. Anderson receives a base salary of $102,000 per annum. As an inducement for Mr. Anderson to begin his employment, we issued to Mr. Anderson 200,000 warrants to purchase our Common Stock at $0.35 per share. The warrants are exercisable at any time and expire on the third anniversary of issuance.

     On October 1, 2001, we entered into a three year employment agreement with Kenneth F. Lind. Mr. Lind served as President until December 2002. Mr. Lind received a base salary of $150,000 per annum. As an inducement for Mr. Lind to begin his employment, we paid Mr. Lind a cash signing bonus of $54,000. As an additional incentive for Mr. Lind to begin his employment, we issued to Mr. Lind 250,000 warrants to purchase our common stock at $0.35 per share. The warrants are exercisable at any time and expire on the third anniversary of issuance. Effective as of December 1, 2002, the employment agreement with Mr. Lind was terminated, and he was terminated as President. The parties entered into a mutually acceptable settlement agreement in respect of the compensation owing under his agreement.

     As required under the terms of the MAF acquisition agreement, effective as of November 20, 2002, we entered into a three year employment agreement with William Coppel. Pursuant to the terms of the agreement, Mr. Coppel agreed to serve as our President and Chief Operating Officer for a base salary of at the rate of $ 140,000 per annum during the first year of the agreement, $160,000 during the second year of the employment agreement, and $180,000 during the last year of the agreement.

     On April 1, 2002, we entered into a three year employment agreement with Stuart Benson. Pursuant to the terms of the agreement, which was effective on June 1, 2002, Mr. Benson agreed to serve as our Executive Vice President for a base salary of $80,000 per annum, increasing to $120,000 on the first anniversary of the effective date of his agreement. As an inducement for Mr. Benson to begin his employment with us, we issued Mr. Benson 1,340,000 warrants to purchase our common stock at $1.50 per share. Mr. Benson also received a cash signing bonus of $150,000. The warrants are exercisable at any time and expire on the fifth anniversary of issuance, and upon exercise, we are obligated to pay 50% of the exercise price. In connection with the closing of the MAF acquisition, Mr. Benson’s employment agreement was amended to extend the term through November 2005. Pursuant to the terms of his employment agreement, Mr. Benson will receive $140,000 per annum during the first year; $160,000 per annum during the second year and $180,000 per annum during the third year. Mr. Benson is also eligible to participate in our profit participation plan.

     If Messrs. Edson, Coppell or Benson’s employment is terminated without “cause”, we are obligated to pay such employee, within 30 days of such termination, the remaining balance of the base compensation for the remainder of their respective terms. Additionally, with respect to Mr. Coppel, if there is a termination without “cause,” we are obligated to repay any indebtedness relating to that SBA loan and Boulder Notes unless we are, at the time of such termination, current (and we remain current) in the obligations owing thereunder. The term “current” means that we have paid, and continue to pay the obligations relating to such debt as they mature or within any applicable grace period. There is no intention or obligation on our part to accelerate the payment structure in the event of termination of Mr. Coppel “for cause.” We have agreed to indemnify and hold harmless Mr. Coppel for all costs and expenses reasonably incurred in the event any obligee on the Boulder Notes or the Commerce Bank SBA loan brings an action or seek collecting of any such sums from Mr. Coppel.

EQUITY COMPENSATION PLAN INFORMATION

Weighted-average
	Number of Securities	exercise price of
	To be issued	outstanding
	Upon exercise of	options	Number of securities remaining
	outstanding options	warrants and	available for future issuance under
Plan category	warrants and rights	rights	equity compensation plans

Equity Compensation plans approved by security holders	3,385,000	$0.87	1,115,000

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of March 27, 2003, the ownership of our common stock by (i) each person who is known by us to own of record beneficially more than 5% of the common stock, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed on the table have sole voting and investment power with respect to the shares indicated.

Name of Beneficial
Owner(2)	Number of		Percent(3)
And Post	Shares		Beneficially Owned

Bradley D. Edson,(4) CEO, Director	3,738,050		14.78%
William Coppel, President and COO, Director	773,069		3.18%
Martin J. Gerst(5)	3,238,050		13.06%
William Vreeland, Chief Financial Officer	25,000	(1)	—
Kenneth F. Lind (6) Former President	1,000,000		4.08%
Eric Anderson(7) Vice President of Business Development	200,000	(1)	—
Stuart A. Benson(8), Executive Vice President	1,340,000		5.23%
Robert Eide(9),Director	85,000	(1)	—
Donald C. Hannah(10),Director	530,000		2.18%
Stephen Songsheng Chen,(11)	1,400,000		5.72%
Leslie Quick(12), Director	495,830		2.04%
Carson Beadle, Director	25,000	(1)	—
All Directors and Officers As a Group (seven)	7,011,949		26.29%

(1)	Less than 1%.

(2)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of a security or the sole or shared investment power with respect to common stock, (i.e., the power to dispose of, or to direct the disposition of a security). The address of each person is care of the Company, 5080 North 40th Street, Suite 105, Phoenix, Arizona.

(3)	Based on 24,289,616 shares outstanding, which number includes (i) 17,842,616 shares outstanding as of March 27, 2003 and (ii) assumes the conversion of 3,712,000 shares of Series A Preferred Stock outstanding as of March 27, 2003 into a like number of shares of common stock and (iii) assumes the issuance of all of the shares of common stock underlying the Series B Warrants and Series C Warrants, but excludes any other shares issuable upon the exercise of other options or warrants.

(4)	Includes 1,000,000 warrants to purchase shares of common stock at $0.35 per share. Does not include 150,000 shares, 65,000 shares and 385,000 shares of common stock held by Michael Edson, Daryl Edson and Thelma Edson, respectively, who are the brothers and mother of Bradley D. Edson. Mr. Edson disclaims beneficial ownership of such shares.

(5)	Includes 500,000 warrants to purchase shares of common stock at $1.50 per share.

(6)	Terminated effective December 1, 2002. Includes 250,000 warrants to purchase shares of common stock at $0.35 per share.

(7)	Includes 200,000 warrants to purchase shares of common stock at $0.35 per share.

(8)	Includes 1,340,000 warrants to purchase shares of common stock at $1.50 per share. Does not include 50,000 shares and 25,000 shares, respectively, of Series A Preferred Stock owned by Gladys R. Benson and Mitchell Benson, the wife and brother of Stuart Benson. Mr. Benson disclaims beneficial ownership of such shares.

(9)	Includes 30,000 shares of restricted stock received as a director, 10,000 shares of which are immediately vested with the balance of the shares subject to vesting over a two year period. Includes 50,000 shares of common stock owned by Aegis Capital (“Aegis”). Robert Eide is President and CEO of Aegis.

(10)	Includes 30,000 shares of restricted common stock received as a director, 10,000 shares of which are immediately vested with the balance of the shares subject to vesting over a two year period. Does not include 25,000 shares of Series A Preferred Stock owned by Mr. Hannah’s son. Does not include 200,000 shares of Series A Preferred Stock which Mr. Stephen S. Chen has agreed to transfer to Mr. Hannah upon Mr. Hannah’s written request.

(11)	Mr. Chen owns 1,200,000 shares of Series A Preferred Stock, which are convertible into a like number of shares of common stock; 200,000 shares of which Mr. Chen has agreed to transfer to Mr. Hannah upon Mr. Hannah’s written request. Includes 200,000 options to purchase shares of common stock at $3.00 per share.

(12)	Does not include 200,000 shares of common stock owned by Thomas Quick, which Leslie Quick disclaims beneficial ownership of.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On May 21, 2001, Bradley D. Edson, Martin J. Gerst, Donald C. Hannah, and Kenneth F. Lind, principal stockholders, directors and officers, entered into a lock up agreement, which lock up agreement was amended June 19, 2001 at the request of the Securities Administrator for the State of Nevada. Pursuant to the amendment to the lock up agreement, the parties collectively agreed to a lock up of their shares until the earlier of (i) a period of three years from June 2001; (ii) when our common stock is traded on the NASD OTC:BB at an average share price of greater than $0.28 for a minimum of three months; (iii) the common stock is listed on The NASDAQ Small Cap or higher market; or (iv) we have paid the initial purchase price back to the purchasing shareholders in the Regulation D, Rule 504 Registration filed with the State of Nevada in June of 2001. In connection with the settlement of Mr. Lind’s employment agreement, the lock-up agreements were effectively extended through the earlier to occur of (a) 120 days following the effective date of a Registration Statement on Form SB-2, which is currently pending or (b) November 20, 2003

     Prior to June 1, 2002, for a period of 13 months, we leased our executive offices and related storage space at 2800 S. Rural Road, Tempe, Arizona from Camper Clubs of America, Inc., a company founded and owned by Mr. Edson and Mr. Gerst, who were our directors and founders. Total amounts paid for rent and office costs were $51,095. The terms and conditions of the lease were deemed to be at market rates. As of June 1, 2002 we have procured new office space from an unaffiliated party.

     Effective as of August 1, 2001, we entered into a Consultant Agreement with Michael Edson. Michael Edson is the brother of our CEO, Bradley D. Edson. Mr. Edson’s responsibilities include the prospecting, establishing and servicing of various complementary and alternative practices as well as other proprietary distribution channels. To date he has initiated selling agreements with over 100 physician offices and specialty health food stores. Mr. Edson has worked for us since our inception for no compensation, and since May 7, 2001 has applied the majority of his time to our operation. A consulting agreement was formalized with Mr. Edson on August 1, 2001. The 12 month agreement calls for total compensation of $75,000 and runs from August 1, 2001 to July 31, 2002, at which time it expired pursuant to its terms.

     We had a receivable from Camper Club of America, Inc., CCA Products, Inc., and a corporation previously doing business as Vital Living totaling $37,372 that was written off. These entities were controlled by Messrs. Edson and Gerst, founders, officers and directors. We previously advanced an aggregate of $52,500 to Messrs. Edson and Gerst with interest accruing on such advances at 6%. These sums were paid back by Mr. Gerst and Mr. Edson in cash. Mr. Edson and Mr. Gerst worked for the Company through October 2001 without compensation, and Mr. Gerst and Mr. Edson waived any rights to compensation during this time period.

     We had an unsecured demand note payable to Bradley D. Edson totaling $43,500. Interest accrued at 10%. We also had payables to officers totaling $147,926 for unpaid salaries and other reimbursable expenses, which were divided as follows: $57,926 to Bradley D. Edson, $64,500 to Kenneth Lind, and $25,000 to Eric Anderson. All such obligations have been paid in full during 2002. In connection with the termination of Mr. Lind’s employment in December 2002, we paid approximately $67,500 in severance compensation to him, as provided by the terms of his since terminated employment agreement.

     We utilized consulting and professional services from officers, entities owned by officers and consultants affiliated with us totaling $164,250. These agreements were entered into prior to our entering into formal employment agreements with such individuals.

     We are party to two consulting agreements; one with a current director and one with a former director. On April 4, 2002, we entered into a three year consulting agreement with Martin Gerst, formerly our Secretary, Treasurer and a director. Under the terms of the agreement, Mr. Gerst, in addition to monthly payments of $2,000, received warrants to purchase 500,000 shares of common stock at a price of $1.50 per share. The warrants are fully vested. Pursuant to the terms of the agreement, Mr. Gerst provides services relative to capital formation, strategic relationships and helping brand our products. This agreement was terminated by the parties.

     The second agreement is with Robert Eide, one of our current directors, who is also a principal of Aegis Capital Corp. Aegis received a fee of $60,000 and 50,000 shares of common stock for investment banking activities in connection with the MAF acquisition, as well as a fee of $40,000 in respect of commissions in the related private placement.

     Stephen S. Chen, the owner of approximately 5.72% of our outstanding stock (assumes a conversion of the Series A Preferred Stock that he owns), is a consultant relative to our activities in China. Mr. Chen has options to acquire 200,000 shares of common stock, subject to vesting requirements, at $3.00 per share.

     We believe that of all of the transactions were arms-length transactions and on terms no more favorable than would have been negotiated from unaffiliated third parties.

ITEM 13 EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)

Exhibit
Number	Description

2.1	Agreement and Plan of Merger between Vital Living, Inc. and VCM Technology Limited(1)
2.2	Stock Purchase Agreement dated as of October 23, 2002 by and among Vital Living, Inc., MAF BioNutritionals, LLC, a New Jersey limited Liability company, William A. Coppel, Kenneth Martin, Phillip B. Maffetone, Leslie C. Quick, III, Thomas C. Quick and Kenneth Glah (3)
3.1	Certificate of Merger between Vital Living, Inc. and VCM Technology Limited(1)
3.2	Amended and Restated Articles of Incorporation for Vital Living, Inc.(1)
3.3	Amended and Restated Bylaws for Vital Living, Inc. (1)
4.1	Form of Subscription Agreement(3)
4.2	Form of Registration Rights Agreement(3)
4.3	Form of Series A Warrant(4)
4.4	Form of Series B Warrant(3)
4.5	Form of Series C Warrant(3)
4.6	Certificate of Determination of Series A Preferred(4)
4.7	Voting Agreement(3)
10.1	Agreement with Arizona Heart Institute dated August 21, 2001(5)
10.2	Agreement with AHI Management Hong Kong, Ltd., Ltd. Dated August 21, 2001(5)
10.3	Employment agreement with Bradley D. Edson(5)
10.4	Employment agreement with Eric Anderson(5)
10.5	Consulting agreement with Howard Wernick(5)
10.6	Lock up Agreement with Brad Edson, Martin Gerst, Donald C. Hannah Kenneth Lind(5)
10.7	Amended Lock Up Agreement(9)
10.8	Tempe, Arizona Property Lease(5)
10.9	Amendment to Agreement with AHI Management Hong Kong, Ltd., Ltd. dated February 26, 2002 (6)
10.10	Consulting Agreement with Leslie D. Michelson (7)
10.11	Consulting Agreement with Brian C. Smith (7)
10.12	Consulting Agreement with Michael H. Davidson (7)
10.13	Clinic Trial Agreement with the Phoenix Fire Department (9)
10.14	Amendment to Employment Agreement with Brad Edson (8)
10.15	Restated Employment Agreement with Stuart A. Benson (8)
10.16	Employment Agreement with William Coppell (8)
10.17	Peck and Gross Consulting Agreement (9)
10.18	CBH Allied Distribution Agreement (9)
10.19	Agreement with National Provider Nationwide (9)
10.20	Consulting Agreement with Martin Wallace (9)
10.21	Consulting Agreement with Weil Consulting Corporation(9)
10.22	Consulting Agreement with Mark Behringer (9)
10.23	Consulting Agreement with Robert A. Cooke (9)
10.24	Consulting Agreement with Martin Gerst (9)
11	Statement of Computation of per share earnings (included herewith)
23.1	Consent of Weaver & Martin LLC (included herewith)
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.) (included herewith)
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.) (included herewith)

(1)	Filed in Form 8-K on October 1, 2001

(2)	Filed on Form 8-K on November 20 , 2001

(3)	Filed on Form 8-K on November 4, 2002

(4)	Filed on Form 8-K on July 2, 2002

(5)	Filed in Form 8-K on February 28, 2002

(6)	Filed on Form 8-K on February 28, 2002

(7)	Filed on From 10-KSB on April 1, 2002 for the year ended December 31, 2001.

(8)	Filed on Form 8-K on December 5, 2002

(9)	Filed as an Exhibits to Amendment No. 1 to the Registration Statement on Form SB-2 filed with the SEC on March 7, 2003.

(b)	A report on Form 8-K was filed on November 4, 2003 relative to the execution of a definitive three-year agreement with National Provider Network, a subsidiary of Medical Resource, Inc., based in Marlton, N.J., effective September 30th 2002. National Provider Network and its affiliates, which operate a preferred provider network which consists of approximately 300,000 physicians, will actively market and distribute Vital Living’s Medical Food product, Essentum™ and Essentum N.P., the products marketed and distributed by the PPO relative to cardiovascular disease. No financial statements relative thereto were filed.

A report on Form 8-K was filed on November 14, 2003, and amended on December 5, 2002 and December 20, 2002 relative to Vital Living’s acquisition of MAF. The December 20, 2003 amendment incorporates the applicable financial statements for MAF, and the related pro-forma financial statements, which were filed with the Company’s Registration Statement on Form SB-2 filed with the SEC on December 20, 2002.

ITEM 14. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of the filing date of this annual report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

     Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were taken.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003

By:	/s/ BRADLEY D. EDSON

Bradley D. Edson, Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ BRADLEY D. EDSON Bradley D. Edson	Chairman of the Board and Chief Executive Officer	March 31, 2003

/s/ WILLIAM COPPEL William Coppel	Chief Operating Officer and Director	March 31, 2003

/s/ WILLIAM VREELAND William Vreeland	Chief Financial Officer	March 31, 2003

/s/ STUART A. BENSON Stuart A. Benson	Vice Chairman, Executive Vice President, Secretary and Treasurer	March 31, 2003

/s/ CARSON BEADLE Carson Beadle	Director	March 31, 2003

/s/ DONALD C. HANNAH Donald C. Hannah	Director	March 31, 2003

/s/ ROBERT EIDE Robert Eide	Director	March 31, 2003

Leslie Quick	Director

Independent Auditor’s Report

To the Board of Directors and
Stockholders of Vital Living, Inc.

We have audited the accompanying consolidated balance sheet of Vital Living, Inc. and subsidiary as of December 31, 2002 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Living, Inc. and subsidiary as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and has sustained operations to date through funding from the issuance of common stock and other equity securities, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   Pannell Kerr Forster of Texas, P.C.

Houston, Texas
March 13, 2003

Independent Auditors’ Report

To the Board of Directors and
Stockholders of Vital Living, Inc.

We have audited the balance sheet of Vital Living, Inc. as of December 31, 2001 and the related statements of operations, stockholders’ equity, and cash flows for the period from inception (January 22, 2001) to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Living, Inc. at December 31, 2001 and the results of its operations and its cash flows for the period from inception (January 22, 2001) to December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   Weaver & Martin, LLC

Kansas City, Missouri
April 1, 2002

VITAL LIVING, INC.

Consolidated Balance Sheets

	December 31,

	2002	2001

Assets
Current assets
Cash and cash equivalents	$1,416,073	$179
Accounts receivable	68,234	9,214
Due from affiliates	—	37,372
Due from employees	—	52,500
Inventory	273,361	1,887
Prepaid expense and other assets	25,833	23,833

Total current assets	1,783,501	124,985

Noncurrent assets
Office machinery and equipment, net	172,295	73,757
Goodwill	4,893,517	—
Intangible assets	330,305	19,239

Total noncurrent assets	5,396,117	92,996

Total assets	$7,179,618	$217,981

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable, trade	$428,287	$104,271
Accounts payable to officers	22,500	191,426
Accrued liabilities	257,321	5,410
Current portion of long-term debt	291,688	—

Total current liabilities	999,796	301,107

Long-term debt	521,494	—

Total liabilities	1,521,290	301,107

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock — Series A $0.001 par value, 10,000,000 shares authorized, 3,712,000 shares issued and outstanding	3,712	—
Preferred stock — Series B $0.001 par value, 10,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital — preferred	12,049,845	—
Discount on preferred stock	(2,875,195)	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,842,616 shares and 13,626,554 shares issued and outstanding at December 31, 2002 and 2001, respectively	17,843	13,627
Additional paid-in capital — common	8,021,453	946,159
Restricted common stock issued for services, unamortized	(249,085)	—
Warrants and options issued for services, unamortized	(732,883)	—
Retained deficit	(10,577,362)	(1,042,912)

Total stockholders’ equity (deficit)	5,658,328	(83,126)

Total liabilities and stockholders’ equity (deficit)	$7,179,618	$217,981

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC.

Consolidated Statements of Operations

		Period from
		Inception
	Year Ended	(January 22, 2001)
	December 31,	to December 31,
	2002	2001

Sales	$260,844	$90,291

Cost of sales	193,032	43,402
Inventory write down to market value	—	262,626

Gross profit (loss)	67,812	(215,737)

Administrative expenses
Payroll and other labor costs	1,341,103	232,173
Organization costs	—	150,000
Professional fees	1,607,621	184,428
Office and equipment rent	151,148	48,624
Selling, general and administrative	411,824	171,836
Research and development	510,436	37,500

Total administrative expenses	4,022,132	824,561

Operating loss	(3,954,320)	(1,045,526)

Other income (expenses)
Interest income	13,077	—
Interest expense	(8,652)	(2,614)

Net loss	(3,949,895)	(1,042,912)

Deemed dividend associated with beneficial conversion feature of preferred stock	(5,584,555)	—

Net loss attributable to common stockholders	$(9,534,450)	$(1,042,912)

Basic and diluted loss per share	$(0.28)	$(0.08)
Deemed dividend associated with beneficial conversion feature of preferred stock	(0.39)	—

Basic and diluted loss per common share	$(0.67)	$(0.08)

Basic and diluted weighted average number of common shares outstanding	14,278,129	12,917,693

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC.

Consolidated Statements of Stockholders’ Equity

	Preferred Stock				Common Stock

							Additional
			Additional				Paid-in
	Shares	Par Value	Paid-in Capital	Discount	Shares	Par Value	Capital

Inception (January 21, 2001)	—	$—	$—	$—	155,000	$155	$15,345
Common stock issued for cash	—	—	—	—	195,149	195	6,766
Common stock issued for assets	—	—	—	—	11,176,405	11,177	387,440
Common stock issued for cash	—	—	—	—	2,100,000	2,100	536,608
Net loss	—	—	—	—	—	—	—

Balance, December 31, 2001	—	—	—	—	13,626,554	13,627	946,159

Options and warrants issued for services	—	—	—	—	—	—	1,210,158
Options issued for services	—	—	—	—	—	—	17,242
Restricted common stock issued for services	—	—	—	—	241,000	241	341,629
Common stock issued for services	—	—	—	—	102,500	102	213,023
Common stock issued for cash, net of offering cost of $170,385	—	—	—	—	1,367,500	1,368	1,195,747
Common stock issued for the acquisition of VCM	—	—	—	—	5,062	5	(5)
Common stock issued for the acquisition of MAF	—	—	—	—	2,500,000	2,500	4,097,500
Preferred stock issued for cash, net of offering cost of $118,193	3,712,000	3,712	3,590,095	—	—	—	—
Amortization of restricted common stock, options and warrants issued for services	—	—	—	—	—	—	—
Beneficial conversion feature of preferred stock	—	—	8,459,750	(8,459,750)	—	—	—
Amortization of beneficial conversion feature	—	—	—	5,584,555	—	—	—
Net loss	—	—	—	—	—	—	—

Balance, December 31, 2002	3,712,000	$3,712	$12,049,845	$(2,875,195)	17,842,616	$17,843	$8,021,453

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Warrants
	Restricted	and		Stockholders'
	Stock	Options	Retained	Equity
	Unamortized	Unamortized	Deficit	(Deficit)

Inception (January 21, 2001)	$—	$—	$—	$15,500
Common stock issued for cash	—	—	—	6,961
Common stock issued for assets	—	—	—	398,617
Common stock issued for cash	—	—	—	538,708
Net loss	—	—	(1,042,912)	(1,042,912)

Balance, December 31, 2001	—	—	(1,042,912)	(83,126)

Options and warrants issued for services	—	(1,210,158)	—	—
Options issued for services	—	(17,242)	—	—
Restricted common stock issued for services	(341,870)	—	—	—
Common stock issued for services	—	—	—	213,125
Common stock issued for cash, net of offering cost of $170,385	—	—	—	1,197,115
Common stock issued for the acquisition of VCM	—	—	—	—
Common stock issued for the acquisition of MAF	—	—	—	4,100,000
Preferred stock issued for cash, net of offering cost of $118,193	—	—	—	3,593,807
Amortization of restricted common stock, options and warrants issued for services	92,785	494,517	—	587,302
Beneficial conversion feature of preferred stock	—	—	—	—
Amortization of beneficial conversion feature	—	—	(5,584,555)	—
Net loss	—	—	(3,949,895)	(3,949,895)

Balance, December 31, 2002	$(249,085)	$(732,883)	$(10,577,362)	$5,658,328

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC.

Consolidated Statement of Cash Flows

		Period from
		Inception
	Year Ended	(January 22, 2001)
	December 31,	to December 31,
	2002	2001

Operating activities
Net loss	$(3,949,895)	$(1,042,912)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	52,959	10,937
Write down of inventory to market	—	262,626
Common stock issued for services	145,125	—
Amortization of restricted common stock, options and warrants issued for services	587,302	—
Change in assets and liabilities, net of acquisition of MAF
Accounts receivable	(20,286)	(9,214)
Due from affiliates	37,372	(37,372)
Due from employees	52,500	(52,500)
Inventory	(164,689)	39,325
Prepaid expense and other current assets	9,897	(23,833)
Accounts payable	81,842	104,271
Accrued liabilities	193,821	5,410

Cash used in operating activities	(2,974,052)	(743,262)

Investing activities
Purchase of office machinery and equipment	(126,811)	(9,154)
MAF acquisition costs, net of cash acquired of $78,091	(54,287)	—

Cash used in investing activities	(181,098)	(9,154)

Financing activities
Note and payables to Officers	(208,926)	191,426
Payment of long term debt	(10,952)	—
Sale of common stock
Inception	—	15,500
Asset purchase	—	6,961
Stock sale	1,197,115	538,708
Sale of preferred stock, net of offering costs	3,593,807	—

Cash provided by financing activities	4,571,044	752,595

Increase in cash	1,415,894	179

Cash at beginning of period	$179	$—

Cash at end of period	$1,416,073	$179

Noncash investing and financing activities
Common stock issued for assets	$—	$398,617
Warrants and options issued for services	$1,227,400	$—
Restricted common stock issued for services	$341,870	$—
Acquisition of net liabilities for common stock	$(593,139)	$—
Common stock issued for services related to acquisition of MAF	$68,000	$—
Common stock issued for acquisition of MAF	$4,100,000	$—

Supplemental cash flow information
Cash paid for interest	$3,786	$—

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC.

Notes to Consolidated Financial Statements

December 31, 2002

Note 1 —	Organization and Description of Business

Vital Living, Inc. (the “Company” or “Vital Living”) was incorporated in the state of Nevada on January 22, 2001. The Company develops and markets nutraceuticals formulated by physicians for distribution through physicians. The Company is developing and testing nutraceuticals in collaboration with medical experts based on the best available scientific evidence. Nutraceuticals are designed to be incorporated by physicians into a standard physician/patient program, supported by a specially designed compliance regimen.

On November 20, 2002 the Company completed the acquisition of MAF BioNutritionals, LLC. (“MAF”) (see note 3), an innovative nutraceutical company engaged in the design, formulation, marketing and distributions of a variety of organic and all natural products to health conscience consumers and practitioners nationwide.

Note 2 —	Summary of Significant Accounting Policies

Basis of financial statement presentation

The consolidated financial statements include the accounts of the Company and MAF, its wholly owned subsidiary. The accounts of MAF are included for the period from November 22, 2002 (the date of acquisition) through December 31, 2002. Intercompany transactions and accounts have been eliminated.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations during its operating history. Although management believes that the aggregate net proceeds of approximately $4.8 million from the two private offerings in 2002, together with funds from operations, will be sufficient to cover anticipated cash requirements for the near term, management will be required to raise additional capital through an offering of securities to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company. If successful, these actions will serve to mitigate the factors which have raised substantial doubt about the Company’s ability to continue as a going concern and increase the availability of resources for funding of the Company’s current operations and future market development. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets liabilities that might be necessary should the Company be unable to continue as a going concern. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to investors.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to current year presentation. These reclassifications had no effect on 2001 net loss or stockholders’ equity.

VITAL LIVING, INC.

Notes to Consolidated Financial Statements

December 31, 2002

Note 2 —	Summary of Significant Accounting Policies (Continued)

Statement of cash flows

The Company’s cash equivalents consist principally of any financial instrument with maturities of three months or less and cash investments with high quality financial institutions. The Company’s investment policy limits the amount of credit exposure to any one financial institution.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory consists of products available for sale.

During 2001 the Company wrote its inventory down by $262,626 to its estimated market value. The write down resulted from certain items carried in inventory that were not deemed to be salable.

Office machinery and equipment

Office machinery and equipment consists of office furniture and equipment including computer software and is recorded at cost. Depreciation is provided on a straight-line basis over estimated useful lives ranging from 5 to 7 years.

Goodwill

Goodwill represents the excess of the aggregate price paid by the Company over the value of the net equity acquired in the acquisition of MAF. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,”, management is no longer required to amortize goodwill but is required to review goodwill for impairment whenever events indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” For the year ended December 31, 2002, no such events had occurred that would indicate that goodwill had been impaired.

Intangible assets

The Company’s intangibles include trademarks, distribution and customer lists and formulations. The Company capitalizes legal expenses incurred for the development of trademarks. Such costs are being amortized on a straight-line basis over 3 to 5 years.

Long-lived assets

Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill arising from acquisition of MAF is evaluated for impairment on an annual basis. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. The Company determined as of December 31, 2002, there had been no impairment in the carrying value of long-lived assets.

VITAL LIVING, INC.

Notes to Consolidated Financial Statements

December 31, 2002

Note 2 —	Summary of Significant Accounting Policies (Continued)

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the valuation of inventory, intangible assets and equity based transactions. Actual results could differ from those estimates.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability approach specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted rates which will be in effect when these differences reverse. Deferred tax assets are recorded at their likely realizable amounts.

Revenue recognition

Revenue is recognized when products are shipped to customers. The Company’s return policy provides for an unconditional guarantee to its customers for a full refund of any unused product including product that has exceeded its expiration date. All returns are subject to quality assurance reviews prior to acceptance. The Company offers, from time to time, volume and promotional discounts on the products it sells. These discounts are recorded as a reduction of revenue.

Research and development

Research and development costs relating to both present and future products are expensed when incurred. Research and development costs amounted to $510,436 and $37,500 for the periods ended December 31, 2002 and 2001, respectively.

Estimated fair value of financial instruments

Carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, accounts payable and notes payable approximate their fair value due to their short maturity.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. At various times during the year, the Company’s cash balances may be in excess of federally insured limits. The Company maintains its cash, which consists primarily of demand deposits, with high quality financial institutions, which the Company believes, limits risk.

VITAL LIVING, INC.

Notes to Consolidated Financial Statements

December 31, 2002

Note 2 —	Summary of Significant Accounting Policies (Continued)

Net loss per share

The Company accounts for its earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share,” which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period presented. Diluted earnings per share assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. During the periods ended December 31, 2002 and 2001, the Company incurred a net loss, thus the effects of dilutive securities are anti-dilutive. Convertible preferred stock, warrants and options to purchase common stock are included as common stock equivalents only when dilutive.

Stock based compensation

The Company accounts for its stock option plan in accordance with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation". SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25 and when required provide the pro forma disclosure provisions of SFAS No. 123.

Recent accounting pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year end. The adoption of FIN 45 by the Company during the quarter ended March 31, 2003 will not have a material impact on its current financial position and results of operations.

VITAL LIVING, INC.

Notes to Consolidated Financial Statements

December 31, 2002

Note 2 —	Summary of Significant Accounting Policies (Continued)

Recent accounting pronouncements (continued)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure, an Amendment of FAS No. 123.” SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123. SFAS No. 148 also requires that entities that continue to account for stock-based compensation awards using the intrinsic value method of APB No. 25 will be required to provide more prominent disclosures than currently required by SFAS No. 123, including disclosures in interim financial statements. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company will continue to account for employee stock-based compensation under APB No. 25 and related interpretations. The Company will adopt the annual disclosure requirements in its financial statements for the year ending December 31, 2003, and the interim disclosure requirements beginning in its financial statements for the quarter ending March 31, 2003.

Note 3 —	Mergers and Acquisitions

On November 5, 2002, the Company entered into a definitive agreement to acquired 100% of the equity of MAF in exchange for 2,500,000 shares of restricted common stock and provided a guarantee of approximately $864,000 in MAF debt obligations. The transaction closed on November 22, 2002. The MAF assets acquired and obligations assumed as of the closing of the transaction are summarized as follows:

Working capital assets and (liabilities), net	$(64,758)
Office machinery and equipment	8,232
Intangibles	327,520

270,994
Less — Debt obligations assumed	864,133

Net obligations assumed	$(593,139)

The acquisition purchase price is comprised of the value of the 2,500,000 shares of the Company’s common stock value at $1.64 per share (the fair market value per share of the Company’s common stock on the measurement date which was November 5, 2002), or $4,100,000, and other acquisition costs of $200,378. The excess of the purchase consideration over the net obligations assumed of $4,893,517 has been recorded as goodwill.

The recording of the MAF acquisition is based on a preliminary purchase price allocation. Actual adjustments will be based on final appraisals and other analysis of fair values of acquired identifiable tangible and intangible assets, deferred tax assets and liabilities and acquired contracts, which will be completed after the Company obtains third party appraisals and reviews all available data. Differences between preliminary allocations of the purchase price, as presented herein, and the final allocation could have a significant impact on the accompanying unaudited pro forma financial statements, results of operations and financial position.

VITAL LIVING, INC.

Notes to Consolidated Financial Statements

December 31, 2002

Note 3 —	Mergers and Acquisitions (Continued)

Presented below is the unaudited pro forma consolidated results of operations for the periods ended December 31, 2002 and 2001:

	2002	2001

Revenue	$1,794,382	$1,917,989
Cost of sales	938,396	1,384,580

Gross profit	855,986	533,409
Operating expenses and other	5,103,022	2,456,290

Net loss	(4,247,036)	(1,922,881)

Beneficial conversion	(5,584,555)	—

Net loss to common shareholders	$(9,831,591)	$(1,922,881)

Basic and diluted loss per share	$(0.26)	$(0.13)
Beneficial conversion	$(0.34)	—

Basic and diluted loss per common share	$(0.60)	$(0.13)

Weighted average shares of common stock outstanding	16,497,307	15,417,693

The unaudited pro forma consolidated results of operations have been prepared assuming the acquisition of MAF and the corresponding issuance of the 2,500,000 shares of common stock had occurred as of January 1, 2001 and includes the following entities and periods of operation:

•	Vital Living, Inc. for the year ended December 31, 2002 and for the period from inception (January 22, 2001) through December 31, 2001.

•	MAF for the period from January 1, 2002 through November 22, 2002 (the date of acquisition by Vital Living, Inc. a Nevada Corporation) and for the year ended December 31, 2001.

•	Boulder Endurance Co., Inc. (“Boulder”) for the period from January 1, 2002 through April 4, 2002 (the date of acquisition by MAF) and the year ended December 31, 2001.

•	Vital Living, Inc. (a Delaware Corporation) for the period from January 1, 2001 through May 7, 2001 ( the date of acquisition by Nutritional Systems, Inc.).

Operations for periods subsequent to the acquisition dates of each entity are included within the respective operations of the entity that acquired them.

On May 7, 2001, the Company, then known as Nutritional Systems Inc., acquired assets of Vital Living, Inc., a Delaware Corporation. The fair market value ($405,578) of assets acquired was based on actual cost less any depreciation or amortization. In consideration for the assets the Company issued 11,371,554 common shares restricted by Rule 144. The assets acquired are summarized as follows:

VITAL LIVING, INC.

Notes to Consolidated Financial Statements

December 31, 2002

Note 3 — Mergers and Acquisitions (Continued)

Cash	$6,961
Inventory	303,839
Equipment	55,448
Computer software	19,180
Intangible asset, legal fees relating to trademark	20,150

$405,578

The Company also received the right to the name “Vital Living” and other product names. Nutritional Systems, Inc. subsequently changed its name to Vital Living, Inc. There was no value assigned to the goodwill and other proprietary items obtained in the acquisition.

On August 16, 2001, the Company merged with VCM Technology Limited (VCM) in a reverse acquisition merger. VCM was a reporting public shell with no material assets or liabilities and no operations. Pursuant to Rule 12g 40 Section 3(b) of the Securities Act and Regulation D promulgated 3(a) of the Securities Exchange Act of 1934, the Company is the successor issuer to VCM for reporting purposes under the Securities Exchange Act of 1934, as amended.

The Company agreed to exchange 5,062 shares of common stock to the sole stockholder of VCM in exchange for 100% of the issued and outstanding stock VCM. The shares were issued in 2002.

Note 4 —	Office Machinery and Equipment

Office machinery and equipment consists of the following at December 31,:

	2002	2001

Machinery and equipment	$63,705	$75,443
Furniture and fixtures	91,355	—
Computer software	103,334	23,350
Leasehold improvements	11,072	—

	269,466	98,793
Less — accumulated depreciation	(97,171)	(25,036)

Property and equipment, net	$172,295	$73,757

Depreciation and amortization expense was $52,959 and $10,937 for the periods ended December 31, 2002 and 2001, respectively.

Note 5 —	Long-Term Debt

In connection with the MAF acquisition, the Company assumed its outstanding debt obligations and provided a guaranty of approximately (i) $242,000 of debt comprised of two notes incurred in connection with MAF’s acquisition in early 2002 of Boulder Bar. The Company also guaranteed a loan obligation of MAF of $582,000 that relates to a loan facility from Commerce Bank NA of Flemington, NJ. This obligation, which bears interest at the prime rate plus 1.5% and matures in 2008, is 75% guaranteed by the U.S. Small Business Administration.

VITAL LIVING, INC.

Notes to Consolidated Financial Statements

December 31, 2002

Note 5 —	Long-Term Debt (Continued)

Long-term debt consisted of the following as of December 31, 2002:

$275,000 note payable to a former owner of Boulder due April 8, 2004. The note bears interest at the rate of 7% percent per annum to be paid on April 8, 2003 and 2004. Principal is in quarterly installments of $25,000 beginning September 9, 2002 and continuing through January 8, 2003. A principal payment of $75,000 is due on April 8, 2002 and principal payments of $10,417 are due monthly thereafter until paid in full. The loan is guaranteed by an officer of the Company and is secured by the inventory, accounts receivable, general intangibles and equipment of the Company.	$225,000

$40,935 note payable to a former owner of Boulder due April 8, 2003. The note is non interest bearing and requires monthly principal payments of $3,411 The loan is guaranteed by an officer of the Company and is secured by the inventory, accounts receivable, general intangibles and equipment of the Company	13,645

$650,000 note payable to a bank due December 14, 2008. The note requires monthly principal and interest payments of $9,970 with interest at the rate of prime plus 1.5% per annum (5.75% at December 31, 2002). The loan is guaranteed by certain officers of the Company and is secured by the inventory, accounts receivable, general intangibles and equipment and machinery of the Company	574,537

813,182
Less: current portion	(291,688)

Long-term debt	$521,494

Aggregate maturities of long term debt for years after December 31, 2002 are as follows:

Year Ending
December 31,

2003	$291,688
2004	141,967
2005	106,221
2006	112,492
2007	119,133
Thereafter	41,681

$813,182

VITAL LIVING, INC.

Notes to Consolidated Financial Statements

December 31, 2002

Note 6 —	Income Taxes

The components of the deferred tax asset (liabilities) as of December 31, are as follows:

	2002	2001

Net operating loss carryforwards	$1,706,886	$417,000
Goodwill	(9,332)	—

	1,697,554	417,000
Valuation allowance	(1,697,554)	(417,000)

Net deferred tax asset	$—	$—

Sufficient uncertainty exists regarding the realizability of these operating loss carry forwards and, accordingly, a full valuation allowance has been established.

SFAS No. 109 requires an asset and liability approach for computing deferred income taxes. As of December 31, 2002, the Company has net operating loss carry forwards for Federal income tax reporting purposes amounting to approximately $5,020,253, which expire through 2022. The utilization of such operating losses may be limited.

Note 7 —	Stockholders’ Equity

Common stock

In July 2001, the Company completed a public offering that was offered without registration under the Securities Act of 1933, as amended (The “Act”), in reliance upon the exemption from registration afforded by Section 3(b) of the Securities Act and Regulation D promulgated there under. On June 26, 2001 the Company received a letter of effectiveness for its registration filed under NRS 90.490 with the State of Nevada Securities Division. The registration pertained to 2,100,000 shares of common stock at a price of $0.28 per share for a total amount of $588,000. Pursuant to the registration, the Company raised the full amount of $588,000. This amount and any prior securities sold by the Company in the prior 12 months did not exceed $1.0 million. The securities were sold pursuant to Nevada regulations utilizing a Series 63 agent, with a fee paid of 2% of the total funds raised in Nevada for handling prospectus delivery, subscription monitoring and handling the bank impound account.

On August 14, 2001, the Company amended its Articles of Incorporation to increase the authorized capitalization to 100,000,000 shares of common stock with par value of $0.001 and 50,000,000 shares of preferred stock with a par value of $0.001.

On October 22, 2002, the Company completed a private placement offering of 1,367,500 shares of its common stock at $1.00 per share resulting in cash proceeds of $1,197,115, net of offering costs of $170,385.

VITAL LIVING, INC.

Notes to Consolidated Financial Statements

December 31, 2002

Note 7 —	Stockholders’ Equity (Continued)

Common stock issued for services

From time to time, in order to fund operating activities of the Company, common stock is issued for cash or in exchange for goods or services.

On November 20, 2002, the Board of Directors approved the issuance of 50,000 shares for common stock to Aegis Capital Corp. as compensation for consulting work performed in the acquisition of MAF. The stock was valued at $68,000 and was capitalized into the cost of the MAF acquisition.

Effective November 5, 2002, the Board of Directors ratified three consulting agreements. The agreements provide for the issuance of 133,000 shares of restricted common stock. Of these shares, 85,000 vest upon issuance and the remainder vest at 4,000 per month beginning November 1, 2002. The value of the common stock is $158,270 of which $49,434 has been amortized into expense for 2002.

On July 31, 2002, the Board of Directors approved the issuance of 30,000 shares of restricted common stock each to two Directors as compensation for performing as independent Directors for the Company. Of these shares, 10,000 vest upon issuance and 10,000 shares would vest on the first two anniversaries of service. Additionally, the Board of Directors approved annual director compensation of $24,000 per director or $6,000 per quarter. The value of common stock was $102,000 of which $12,750 has been amortized into expense during 2002. The Directors have agreed to waive cash compensation for fiscal year 2003.

On August 12, 2002, Vital Living entered into a twelve (12) month financial advisory agreement with HCFP/Brenner Securities, LLC pursuant to which the Company paid a non-refundable fee of $60,000 and issued 48,000 shares of common stock to HCFP/Brenner. In addition to the investment banking services provided to the Company, HCFP/Brenner served as the placement agent for the Company’s private offering in November 2002. The shares were issued without registration based upon the relationship between HCFP/Brenner and the Company. The value of common stock was $81,600 of which $30,600 has been amortized into expense during the 2002 year.

On May 14, 2002, the Company entered into an agreement with Prima Consulting Group for a minimum of 30 days. Prima received a payment of $25,000 and 50,000 shares of 144 restricted common stock. The stock was valued at $140,000 and was expensed in the quarter ended June 30, 2002. Payments under the agreement ceased on November 1, 2002 and no further payments are required.

On April 10, 2002, the Company entered into an agreement with Donner Corp. International to provide the Company with analyst coverage. The initial fee was $7,000, 2,500 shares of 144 restricted common stock and 30,000 warrants to purchase common stock at $2.05 per share. The value calculated for the common stock was $5,125. The value calculated using the Black Scholes pricing model for the options was $17,242. All amounts were expensed in 2002. Paid-in capital was increased by $17,242 for the value of the warrants issued. The warrants were cancelled during 2002.

VITAL LIVING, INC.

Notes to Consolidated Financial Statements

December 31, 2002

Note 7 —	Stockholders’ Equity (Continued)

Preferred stock

During the year ended December 31, 2002 the Company sold 3,712,000 shares of non-voting convertible Series A Preferred Stock (“Preferred Stock”) generating proceeds of $3,593,807, net of offering cost of $118,193. The Preferred Stock has a 10% cumulative dividend paid in shares of preferred stock payable semi-annually. There is a liquidation preference over the common shares. The Company may elect to redeem the preferred stock at any time prior to the first anniversary of issuance at a price of 150% of the original purchase price or $1.50 per share. The shareholder will have 30 days from the date of the Company’s decision to redeem to choose to exercise the option to convert to common shares.

Conversion to common shares may be done following the first anniversary of issuance and the conversion price per share shall be equal to the original purchase price if the shares are converted within the first 60 days after the anniversary of the purchase of the preferred stock.

If following the fifteenth (15th) month from the date of issuance the Company’s common stock is publicly traded on NASDAQ, Over-the-Counter Bulletin Board or other national stock exchange, the conversion price shall be 60% of the average closing price of the common stock for the 30 days prior to the date of conversion (“trading conversion price”), however, in no event shall the conversion price be less than the original purchase price. If the Company’s common stock is not traded on an exchange, the conversion price shall be equal to the original purchase price.

For purposes of calculating the Rule 144 holding period, all preferred shares converted to common shall include the original holding period of the preferred shares and will be eligible for sale pursuant to the terms and conditions of Rule 144, after one year from the date of the original purchase of the preferred shares.

All the Preferred Stock will be automatically converted into common stock on the first day of the 18th month following the original issue date of the Preferred Stock, at a conversion price equal to the greater of the trading conversion price or the original purchase price.

For every five shares of Preferred Stock converted to common stock the Company will grant the stockholder one warrant, or 742,400 warrants if all Preferred Stock is converted. All warrants are exercisable after one year from the date of grant at a price of $2.00 per share.

The price per share of Preferred Stock sold was $1.00. Using the Black-Scholes pricing model, the fair value of the warrants at various grant dates was determined. The market value of the Company’s common stock on the dates preferred stock was sold had a range of $1.25 - $3.40 per common share. In accordance with EITF 00-27, this created a beneficial conversion to holders of the Preferred Stock and a discount of $8,459,750 was recorded by the Company within shareholders’ equity with a corresponding amount recorded to additional paid-in capital. The Preferred Stock discount will be amortized into equity over a one-year period from the issuance date of the Preferred Stock. A total of $5,584,555 of the Preferred Stock discount was amortized during the year ended December 31, 2002 with the remaining balance of $2,875,195 to be amortized over future periods.

VITAL LIVING, INC.

Notes to Consolidated Financial Statements

December 31, 2002

Note 7 —	Stockholders’ Equity (Continued)

Stock option plans

On August 1, 2001, the Board of Directors adopted the Company’s 2001 Stock Option Plan (the “2001 Plan”) pursuant to which incentive stock options or nonstatutory stock options to purchase up to 2,500,000 shares of common stock can be granted to employees, officers, directors, consultants and independent contractors or other service providers. On May 3, 2002, the Board of Directors adopted the Company’s 2002 Stock Option Plan (the “2002 Plan”) pursuant to which incentive stock options or nonstatutory stock options to purchase up to 2,000,000 shares of common stock can be granted to employees, officers, directors, consultants, independent contractors or other service providers.

Warrants and options issued for services

During the year ended December 31, 2002, the Company issued 1,730,000 options and warrants to non-employees. The value of each option was calculated using the Black-Scholes pricing model. The initial recording of the transaction is as paid in capital and offset in stockholders’ equity in an account titled warrants and options issued for services. During the year ended December 31, 2002, $1,210,158 was recorded as the fair value for the options issued for services. The options issued for services account is being amortized as consulting fee expense over the term of the respective contracts. Total expense for the 2002 year was $494,517.

Options and warrants granted during the year ended December 31, 2002 were comprised of 1,670,000 granted to various third-party consultants to acquire common stock at exercise prices ranging from $1.00 to $3.00 per share in exchange for services. The exercise period for the options range from between two and five years. The fair value of the options was calculated using the Black-Scholes pricing model and was determined to be $1,139,711.

Additionally, during the year ended December 31, 2002, the Company entered into agreements with four doctors to serve on a Scientific Advisory Board for a three year period. Each doctor will receive a payment of $1,250 per meeting attended and each received an option to purchase 15,000 shares of common stock (or a total of 60,000 options) at $2.80 per share. Each quarter 1,250 options (each) will vest beginning in August, 2002 and $1,250 (each) every quarter thereafter. The fair value of the options was calculated using the Black-Scholes pricing model and was determined to be $70,447.

Effective September 30, 2002, Martin Wallace was granted the right to receive nonqualified stock options (the “Options”) to acquire up to 500,000 shares of the Company’s common stock at an exercise price equal to $1.50. Such Options vest at a rate equal to two times the number of Units of paid in full orders for the Product from “Conforming Contracts” during the 12 month period extending through September 30, 2003. A Conforming Contract is a contract with a Medical Service Provider who, among other conditions, agrees to actively endorse and promote the Company’s products and who contractually agrees that the products will be the exclusive products endorsed and promoted by them relative to the particular disease for which the product is intended. No value has been assigned to these options as they are contingent on certain future events.

VITAL LIVING, INC.

Notes to Consolidated Financial Statements

December 31, 2002

Note 7 —	Stockholders’ Equity (Continued)

Warrants and options issued for services (continued)

On August 21, 2001, the Company entered into a five year distribution agreement with AHI Hong Kong, Ltd., an affiliate of AHI, whereby the Company’s products are to be marketed in China. In consideration for the services performed the Company issued 1,000,000 options. The exercise price is $0.35 per option and the options have a five year life. At the execution of the agreement, 300,000 options were vested, provided that the options are subject to recall if the distributor does not have $2,000,000 of gross aggregate sales in a 30-month period. The remaining options vest as follows: 100,000 vest at aggregate sales of $5,000,000; 200,000 vest at aggregate sales of $8,000,000; 200,000 vest at aggregate sales of $12,000,000; and 200,000 vest at aggregate sales of $15,000,000. AHI will also receive a 12% royalty on net revenue of sales to AHI patients and a 6% royalty on net revenues of sales to competitive heart institutes.

On August 21, 2001, the Company entered into an agreement with the Arizona Heart Institute (“AHI”) whereby the Company’s products will be endorsed and a logo identifying the developer will be put on the products. In consideration for the services the Company issued 1,000,000 options. The exercise price is $0.35 per share and the options have a two-year life from the date the options become vested. 600,000 options are issued upon agreeing to the contract. An additional 200,000 options will vest when AHI’s aggregate sales of the Company’s products reach $1,000,000 and an additional 200,000 options vest when aggregate sales reach $1,500,000.

On August 1, 2001, the Company issued 45,000 options each to four individuals for marketing. The options vest quarterly over three years and are exercisable at a price of $.35 per share. The options are for a three year period.

Employee stock issuances, options and warrants

On July 17, 2002, the Company granted 30,000 options to an employee. The exercise price is $2.40 and the options vest quarterly over a three year period commencing October 17, 2002. The options were cancelled in 2002.

On April 1, 2002, the Company entered into an employment agreement with an individual, which became effective in June 2002. The term of the agreement is three years; the individual will receive a base salary of $80,000 per year increasing to $120,000 after the first year. Additionally, the agreement provided that the Company issue 1,340,000 warrants to purchase common stock at $1.50 per share and a $150,000 signing bonus. As of December 31, 2002, the 1,340,000 warrants have been issued and $140,000 of the bonus obligation has been paid with the remaining unpaid amount of $10,000 payable on demand.

On January 1, 2002, the Company issued 125,000 options to an employee under the Company’s 2001 Stock Option Plan. The options allow the employee to purchase stock at a price of $1.00 per share and expire in four years. The options vest quarterly, for a total of 40,000 in the first year, 45,000 in the second year and 40,000 in the third year. The fair value of the options based on the Black-Scholes pricing model was determined to be zero.

VITAL LIVING, INC.

Notes to Consolidated Financial Statements

December 31, 2002

Note 7 —	Stockholders’ equity (Continued)

Employee stock issuances, options and warrants (continued)

On October 1, 2001 the Company entered into employment agreements with certain officers of the Company. In conjunction with these agreements, the Company issued warrants to purchase stock at an exercise price of $0.35 per share exercisable for three years. The total number of warrants issued was 1,750,000. The value of the warrants based on the Black-Scholes pricing model was zero.

At December 31, 2002, the Company has granted 3,385,000 options with a weighted average exercise price of $0.87 per share of which there were 1,266,147 options vested with a weighted average exercise price of $0.71 per share.

At December 31, 2002, the Company has issued 6,975,000 warrants with a weighted average exercise price of $1.32 per share of which there were 6,686,120 warrants vested with a weighted average exercise price of $1.33 per share.

A summary of stock option activity for the periods ended December 31, 2002 and 2001 is as follows:

	2002		2001

	Number of	Price	Number of	Price
	Common Stock	per	Common Stock	per
Options	Options	Share	Options	Share

Outstanding at beginning of period	2,180,000	$0.35	—	$—
Granted	1,235,000	$1.82	2,180,000	$0.35
Cancelled	(30,000)	$2.40	—	$—
Exercised	—	$—	—	$—

Outstanding at end of period	3,385,000	$0.87	2,180,000	$0.35

Exercisable at end of period	1,266,147	$0.71	—	$0.35

A summary of warrant activity for the periods ended December 31, 2002 and 2001 is as follows:

	2002		2001

	Number of	Price	Number of	Price
	Common Stock	per	Common Stock	per
Warrants	Warrants	Share	Warrants	Share

Outstanding at beginning of period	1,750,000	$0.35	—	$—
Granted	5,255,000	$1.65	1,750,000	$0.35
Cancelled	(30,000)	$2.05	—	$—
Exercised	—	$—	—	$—

Outstanding at end of period	6,975,000	$1.32	1,750,000	$0.35

Exercisable at end of period	6,686,120	$1.33	1,750,000	$0.35

VITAL LIVING, INC.

Notes to Consolidated Financial Statements

December 31, 2002

Note 7 —	Stockholders’ Equity (Continued)

Employee stock issuances, options and warrants (continued) The weighted average fair value of options and warrants granted during 2002 was $1.68 per share.

In accordance with the provisions of SFAS No. 123, the Company applies APB No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for any stock options or warrants granted to employees. If the Company had elected to recognize compensation cost based on the fair value of the options at grant date as prescribed by SFAS No. 123. For the year ended December 31, 2002, the net loss would have increased by $31,157 thus the pro forma net loss and basic and diluted loss per share would have been $(3,956,560) and $(0.28), respectively. For the year ended December 31, 2001, the pro forma net loss and basic and diluted loss per share would have been the same as what has been reported.

A summary of the Company’s stock options categorized by class of grant at December 31, 2002 is presented below:

All Options				Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Shares	Contractual	Exercise	Shares	Exercise
Price	Outstanding	Life	Price	Exercisable	Price

$0.35 - $1.00	2,505,000	2.23	$0.43	1,126,120	$0.44
$1.50	500,000	2.75	$1.50	—	$—
$2.05 - $3.00	380,000	4.38	$2.91	140,027	$2.92

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the periods ending December 31,:

	2002	2001

Expected dividend yield	0%	0%
Volatility	30%	32.75%
Weighted average expected life	4 years	3 years
Risk-free interest rate	1.77% - 1.8%	3.76%

The weighted average fair value of options and warrants granted during 2002 was $1.68 per share.

Note 8 —	Commitments

The Company leases office space in New Jersey under a lease, which expired in February 2003. They currently rent space on a month to month basis. Rent expense for the period ended December 31, 2002 amounted to $2,123.

The Company leases office space in Phoenix, Arizona under a sub-lease, which October 2003. The Company also leases various office equipment and furniture which expire throughout 2003. Rent expense for the year ended December 31, 2002 and 2001 was to $151,148 and $48,624, respectively.

VITAL LIVING, INC.

Notes to Consolidated Financial Statements

December 31, 2002

Note 8 —	Commitments (Continued)

The Company has entered into various consulting agreements with terms that range from six months to three years. These agreements are cancelable upon give written notice at any time. Should these consulting agreements continue in effect until they expire, annual commitments for years after December 31, 2002 are as follows:

Year Ending
December 31,

2003	$198,900
2004	130,400
2005	30,600

$359,900

During 2001 and 2002, the Company entered into employment agreements with three officers. For the years following December 31, 2002, the agreements provide for base salaries of $598,666 for 2003; $656,668 for 2004, and $566,500 for 2005.

Note 9 —	Related Party Transactions

At December 31, 2001, the company has a receivable from Camper Club of America, Inc., CCA Products, Inc. and a corporation previously doing business as Vital Living totaling $37,372. Interest is at 6%. During the year ended December 31, 2001, the Company advanced $52,500 to two officers. Interest is at 6%. These amount were repaid to the Company during the year ended December 31, 2002.

At December 31, 2001, the Company has an unsecured demand note payable to the chief executive officer totaling $43,500. Interest is at 10%. This note payable was repaid during the year ended December 31, 2002. At December 31, 2002 and 2001, the Company had payables to officers totaling $22,500 and $147,926, respectively.

During the year ended December 31, 2002 and 2001, the Company rented office and warehouse space from an affiliate company and reimburses that company for out-of-pocket supplies and miscellaneous items. Total amounts paid for rent and office costs for the years ended December 31, 2002 and 2001 was $10,500 and $51,095, respectively.

The Company utilized consulting and professional services from officers, entities owned by officers and consultants affiliated with the Company which amounted to $151,491 and $164,250 for the years ended December 31, 2002 and 2001, respectively.