Form 10QSB
period 2003-03-31
VITAL LIVING INC
filed 2003-05-15
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-33211

VITAL LIVING, INC

(Exact name of registrant as specified in its charter)

Nevada	88-0485596

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5080 North 40th Street, suite 105 Phoenix, Arizona	85018

(Address of principal executive offices)	(zip code)

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

As of May 12, 2003, there were 18,042,616 shares of common stock outstanding.

Transition Small Business Disclosure Format (Check one): Yes [   ] No [X]

VITAL LIVING, INC.

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash	$493,327	$1,416,073
Accounts receivable	65,154	68,234
Inventory	314,342	273,361
Prepaid expenses and other current assets	59,532	25,833

Total current assets	932,355	1,783,501

Noncurrent assets
Office machinery and equipment, net	157,325	172,295
Goodwill	4,893,517	4,893,517
Intangible assets, net	299,500	330,305

	5,350,342	5,396,117

	$6,282,697	$7,179,618

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$471,426	$428,287
Accounts payable to officers	—	22,500
Accrued liabilities	321,004	257,321
Current portion of long-term debt	283,234	291,688

Total current liabilities	1,075,664	999,796

Long term debt	464,813	521,494

Total liabilities	1,540,477	1,521,290

Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock par $.001, 50,000,000 shares authorized:
Preferred Stock-Series A $.001 par value, 10,000,000 shares authorized; 3,712,000 shares issued and outstanding	3,712	3,712
Preferred Stock-Series B par $.001, 10,000,000 shares authorized; no shares issued		—
Paid-in capital — preferred	12,049,845	12,049,845
Discount on preferred stock	(789,228)	(2,875,195)
Common stock $.001 par value 100,000,000 shares authorized: 17,842,616 shares issued and outstanding	17,843	17,843
Paid-in capital — common	8,021,453	8,021,453
Restricted common stock issued for services, unamortized	(186,567)	(249,085)
Warrants and options issued for services, unamortized	(570,034)	(732,883)
Retained deficit	(13,804,804)	(10,577,362)

Total stockholders’ equity	4,742,220	5,658,328

	$6,282,697	$7,179,618

See notes to financial statements

VITAL LIVING, INC.

Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenue	$425,324	$20,777
Cost of goods sold	280,408	12,190

Gross profit	144,916	8,587

Administrative expenses
Labor costs	368,035	174,918
Professional and consulting fees	469,056	53,646
Office and equipment expense	39,296	19,338
Selling, general and administrative	253,387	54,670
Research and development	143,636	10,250

Total administrative expenses	1,273,410	312,822

Net loss from operations	(1,128,494)	(304,235)

Interest income	2,777	—
Interest expense	(15,758)	—

Net loss	(1,141,475)	(304,235)

Deemed dividend associated with beneficial conversion of preferred stock	(2,085,967)	(4,083)

Net loss available to common shareholders	$(3,227,442)	$(308,318)

Basic and diluted loss per share	$(0.06)	$(0.02)
Deemed dividend associated with beneficial conversion of preferred stock	(0.12)	—

Basic and diluted loss per share available to common shareholder	$(0.18)	$(0.02)

Weighted average basic and diluted common shares outstanding	17,842,616	13,626,554

See notes to financial statements

VITAL LIVING, INC.

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,141,475)	$(304,235)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	47,205	4,205
Amortization of restricted common stock, options and warrants issued for services	225,367	—
Change in assets and liabilities:
Accounts receivable	3,080	9,214
Due from affiliates and officers	—	(33,564)
Inventory	(40,981)	1,887
Prepaid expense and other current assets	(33,699)	39,758
Accounts payable	43,139	12,594
Accounts payable to officers	(22,500)	—
Accrued liabilities	63,683	2,094

Cash used in operating activities	(856,181)	(268,047)

Cash flows from investing activities:
Purchase of equipment	(1,430)	—

Cash used in investing activities	(1,430)	—

Cash flows from financing activities:
Proceeds from note and payable to officers	—	43,451
Proceeds from note payable	—	1,163
Payment on notes payable	(65,135)	—
Sale of common stock	—	175,000
Sale of preferred stock paid for but not issued	—	75,000

Cash provided by (used in) financing activities	(65,135)	294,614

Increase (decrease) in cash	(922,746)	26,567

Cash at beginning of period	1,416,073	179

Cash at end of period	493,327	$26,746

Supplemental cash flow information:
Interest paid	$10,965	$—

Non cash financing activities:
Warrants and options issued for services	$—	$463,409

See notes to financial statements

VITAL LIVING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies

The accompanying unaudited financial statements at March 31, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information on a basis consistent with the annual audited financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of March 31, 2003 and results of operations and cash flows for the three month period then ended. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

Acquisitions

MAF BioNutritionals

On November 5, 2002, the Company entered into a definitive agreement to acquired 100% of the equity of MAF BioNutritionals (“MAF”) in exchange for 2,500,000 shares of restricted common stock and provided a guarantee of approximately $920,000 in MAF debt obligations. The transaction closed on November 22, 2002. The MAF assets acquired and obligations assumed as of the closing of the transaction are summarized as follows:

Working capital assets and (liabilities), net	$(64,759)
Office machinery and equipment	8,232
Intangibles	327,520

270,994
Less — Debt obligations assumed	864,133

Net obligations assumed	$(593,139)

The acquisition purchase price was comprised of the value of the 2,500,000 shares of the Company’s common stock value at $1.64 per share (the fair market value per share of the Company’s common stock on the measurement date which was November 4, 2002), or $4,100,000, and other acquisition costs of $200,378. The excess of the purchase consideration over the net obligations assumed of $4,893,517 was recorded as goodwill.

Dr. Christopher’s Original Formulas, Inc.

On February 28, 2003, the Company entered into a letter of intent to acquire the equity of Dr. Christopher’s Original Formulas, Inc. (“COF”), a privately held Nevada company, pursuant to which (i) the Company advanced COF approximately $41,100 as of March 31, 2003 for operational expenses, which advance was made on a fully secured basis and (ii) have assumed management control of COF’s operations. Subject to the completion of due diligence and board approval, the agreement provides for a purchase price to acquire COF for 2,600,000 shares of the Company’s common stock. The Company has not completed its due diligence and may elect not to proceed with the acquisition, without penalty. Accordingly, no assurance can be given that the acquisition will be consummated (See Note 3).

VITAL LIVING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies (Continued)

Basis of financial statement presentation

The consolidated financial statements include the accounts of the Company and MAF BioNutritionals, Inc., its wholly owned subsidiary, since the date of acquisition (November 22, 2002). Intercompany transactions and accounts have been eliminated.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to current year presentation. These reclassifications had no effect on net loss for the three months ended March 31, 2002.

Goodwill

Goodwill represents the excess of the aggregate price paid by the Company over the value of the net equity acquired in the acquisition of MAF. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” management is no longer required to amortize goodwill but is required to review goodwill for impairment whenever events indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of March 31, 2003, no such events had occurred that would indicate that goodwill had been impaired.

Long-lived assets

Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill arising from acquisition of MAF is evaluated for impairment on an annual basis. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. The Company determined as of March 31, 2003 there had been no impairment in the carrying value of long-lived assets.

Going concern

The accompanying consolidated financial statements as of March 31, 2003 have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations during its operating history. Although management believes that the aggregate net proceeds of approximately $4.8 million from the two private offerings in 2002, a $1.0 million private offering in April of 2003 together with funds from operations, will be sufficient to cover anticipated cash requirements for the near term, management will be required to raise additional capital through an offering of securities to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company. If successful, these actions will serve to mitigate the factors which have raised concern about the Company’s ability to continue as a going concern and increase the availability of resources for funding of the Company’s current operations and future market development. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets liabilities that might be necessary should the Company be unable to continue as a going concern. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to investors.

Stock based compensation

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires prominent disclosures in the Company’s financial statements about the method of accounting used for stock-based employee compensation, and the effect of the method used when reporting financial results.

VITAL LIVING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies (Continued)

Stock based compensation (continued)

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

Note 2 — Equity Transactions

Preferred stock

During the first quarter of 2002 the Company commenced an offering of non-voting convertible Series A Preferred Stock (“Series A Preferred Stock”) which closed in June 2002 resulting in the sale of 3,712,000 shares Preferred stock generating proceeds of $3,593,807 net of offering cost of $118,193. The Series A Preferred Stock has a 10% cumulative dividend paid in shares of preferred stock payable semi-annually. There is a liquidation preference over the common shares. The Company may elect to redeem the preferred at any time prior to the first anniversary of issuance at a price of 150% of the original purchase price or $1.50 per share. The shareholder will have 30 days from the date of the Company’s decision to redeem to choose to exercise the option to convert to common shares.

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

For purposes of calculating the Rule 144 holding period, all preferred shares converted to common shall be added on to original holding period of the preferred shares and will be eligible for sale pursuant to the terms and conditions of Rule 144, after one year from the date of the original purchase of the preferred shares.

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

The price per share of Series A Preferred Stock sold was $1.00. Using the Black-Scholes pricing model, the fair value of the warrants at various grant dates was determined. The market value of the Company’s common stock on the dates preferred stock was sold had a range of $1.25 — $3.40 per common share. In accordance with EITF 00-27, this created a beneficial conversion to holders of the Preferred Stock and a discount of $8,459,750 was recorded by the Company within shareholders’ equity with a corresponding amount recorded to additional paid in capital. The Preferred Stock discount will be amortized into equity over a one-year period from the issuance date of the Series A Preferred Stock. A total of $2,085,967 of the Preferred Stock discount was amortized during the three month period ended March 31, 2003 with the remaining unamortized discount of $789,228 to be amortized during the second quarter of 2003.

VITAL LIVING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Equity Transactions (Continued)

Common stock issued for services

From time to time, in order to fund operating activities of the Company, common stock is issued for cash or in exchange for goods or services.

During the year ended December 31, 2002, the Company issued 241,000 shares of restricted common stock for services to various Board of Directors, financial advisors and consultants in lieu of cash payments for services and to incentivise their performance under various contractual agreements. The common stock had a fair value on the date of issuance of $341,870. Certain of the issuances were for services to be provided over a contract period ranging from twelve months to three years. For the three months ended March 31, 2003, $62,518 was amortized to expense. Restricted common stock issued for services, unamortized as of March 31, 2003 was $186,567.

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

Warrants and options issued for services

From time to time, in order to fund operating activities of the Company, warrants and options to acquired common stock of the Company are issued in exchange for goods or services.

During the year ended December 31, 2002, the Company granted 1,180,000 warrants and 1,080,000 options to acquire common stock of the Company to various members of the Scientific Advisory Board, financial advisors and consultants in exchange for services and to incentivise their performance under various contractual agreements. The warrants had an exercise price ranging from $1.00 — $2.05 per warrant and the options had an exercise price ranging from $1.00 — $3.00 per option. The fair value of the warrants and options were calculated using the Black-Scholes pricing model and was determined to have a fair value of $1,227,400. The fair value of these warrants and options are being amortized over the vesting period which ranges from 18-36 months. For the three months ended March 31, 2003, $162,850 was amortized to expense. The warrants and options issued for services, unamortized as of March 31, 2003 was $570,034.

Warrants and options issued to employees

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires prominent disclosures in the Company’s financial statements about the method of accounting used for stock-based employee compensation, and the effect of the method used when reporting financial results.

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). As permitted in that standard, the Company has elected to continue to follow the recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock-based compensation. The fair value of the warrants and options are calculated using the Black-Scholes pricing model. No employee stock-based compensation expense was recorded for three months ended March 31, 2003 and 2002 under the provisions of APB No. 25.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and awards under the fair value method of that standard. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

VITAL LIVING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Equity Transactions (Continued)

Warrants and options issued to employees

There were no warrants or options granted to employees during the three months ended March 31, 2003. For the three months ended March 31, 2002, 125,000 options were granted to an employee and the fair value of the options was determine using the Black-Scholes pricing model using the following assumptions: dividend yield — 0%, volatility — 32.75%, weighted average life — 4 years and a risk free interest rate — 4.49%. The fair value of these options was determined to be zero and there were no options or warrants granted in prior periods that resulted in compensation expense in accordance with the provisions of FASB No. 123 thus pro forma disclosures as suggested by SFAS No. 123 are not presented for the three months ended March 31, 2002.

The Company’s net loss and loss per share as if the fair value based method had been applied to all outstanding and unvested awards for the three months ended March 31, 2003 would have increased the net loss by $11,684 thus the pro forma net loss and basic and diluted net loss per share would have been $(1,153,159) and $(0.06), respectively.

Note 3 — Subsequent Events

On April 3, 2003, the Board of Directors approved the issuance of 200,000 shares of restricted common stock to various members of the Scientific Advisory Board, financial advisors and consultants in lieu of cash payments for services. The common stock was immediately vested, had a fair value on the date of issuance of $142,000 and was expensed in April 2003.

On April 3, 2003, the Board of Directors approved the vesting of 32,000 shares of restricted common stock provided for under a consulting agreement originally entered into during 2002. The remaining unamortized restricted common stock of $33,320 was expensed in April 2003.

On April 3, 2003, the Board of Directors approved the granting of 35,000 warrants to acquire common stock of the Company with an exercise price of $1.00 per warrant to an agent who assisted in the private placement offering of 1,367,500 shares that was completed on October 22, 2002. The fair value of the warrants was calculated using the Black-Scholes pricing model and was determined to be zero. The warrant will expire in March 2008.

On April 3, 2003, the Board of Directors approved the repricing of 1,340,000 warrants that were previously issued to an executive of the Company during April 2002. These warrants were 100% vested on the date of grant and had an original exercise price of $1.50 per warrant. The executive’s warrant agreement was amended, to include, among other things, a reduction of the exercise price of the warrant to $0.01 per warrant, provide for a dilution provision, as defined, to waive the Company’s 50% funding obligation of the exercise price, provide for a lock up provision and to extend the term of the warrant agreement for one additional year. The dilution provision provides that upon exercise of the warrant the executive shall be able to acquire the same percentage of common stock as represented by the percentage which would be acquired based on a ratio determined by the number of shares which the executive would acquire on the date of the amendment as compared to the total number of actual shares of common stock outstanding on such date.

In accordance with Financial Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation,” among other things, a modification to the terms of a previously issued warrant or option would result in a non-cash charge to compensation expenses if the price of the Company’s stock on the last day of trading of a reporting period is greater than the exercise price of the warrant. FIN No. 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of previous reporting period, but not below the exercise price of the warrant. The Company will adjust compensation expense upward and downward on a monthly basis, based on the trading price at the end of each such period as necessary to comply with provisions of FIN No. 44. Accordingly, the Company has recorded a charge to compensation expense of approximately $938,000 during April 2003, based on a closing price of the Company’s common stock of $0.71 per share.

On April 16, 2003, the Company completed the sale of 1,000,000 shares of non-voting 25% convertible Series B Preferred Stock (“Series B Preferred Stock”) with no registration rights at a per share price of $1.00 which also included 1,000,000 of unregistered class D warrants and 1,000,000 of unregistered class E warrants. The class D Warrants and class E Warrants are exercisable at $1.30 and $1.60 per warrant, respectively. Each share of Series B Preferred Stock is convertible into one share of common stock. The Series B Preferred Stock were purchased by a single investor of which 200,000 of Series D warrants

VITAL LIVING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Subsequent Events (continued)

with an exercise price of $1.30 per share and a commission equal to 12.5% of the proceeds (or approximately $125,000) were paid to a shareholder of the Company to facilitate the transaction.

On April 17, 2003, the Company entered into a management agreement with COF to provide management services reasonable and necessary for the proper and efficient operation of the Company which includes, but is not limited to record keeping, billing and collection of accounts, marketing of new products and normal administrative duties. For its services, the Company will receive a monthly fee of $100,000 plus managers reimbursements, as defined.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s financial statements and the notes thereto contained elsewhere in this filing and in conjunction with the Company’s Annual Report on From 10-KSB for the year ended December 31, 2002.

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

In November 2002, the Company completed the acquisition of all of the outstanding equity of MAF through the issuance of 2,500,000 share of the Company’s common stock. MAF was a private company located in Boonton, NJ, which formulates, markets and distributes natural and organic food based preventative nutraceuticals and therapeutic/functional food products designed for high efficacy to support proactive human cell maintenance and rehabilitation, essential in the prevention and treatment of disease, as well as overall optimal body performance and metabolic function.

The Company acquired MAF in an attempt to both broaden its product lines, and gain a distribution network other than the physician “script” method which is being used for Essentum™.

Results of Operations for the Quarter Ended March 31, 2003 Compared to the Quarter Ended March 31, 2002

Revenue: Revenue is generated from the sale of nutritional products. Total revenue for the quarter ended March 31, 2003 was $425,324 an increase of $404,547 or 1947% from $20,777 in 2002. A large portion of the increase in revenue was due to the acquisition of MAF in November 2002.

Cost of Goods Sold and Gross Profit: Cost of goods sold for the quarter ended March 31, 2003 was $280,408, an increase of $268,218, compared to $12,190 for 2002. A large portion of the increase was due to the acquisition of MAF and its corresponding increase in product sales.

Gross profit decreased for the quarter ended March 31, 2003 to 34% compared to 41% for the three month ended March 31, 2002. The decrease in gross profit percentage reflects a lower overall margin realized on MAF products which comprised a majority of the revenues and cost of goods sold.

Administrative Expense: Payroll and other labor costs increased to $368,035 for the quarter ended March 31, 2003 compared to $174,918 for 2002. The increase is primarily due to the acquisition of MAF and their existing employees and the addition of one new executive in April 2002.

Consulting and professional fees increased to $469,056 compared to $53,646 for the same period a year ago. This increase was the result of entering into various consulting agreements with individuals to provide strategic business planning, product branding and marketing and product development services. These consultants were generally paid a portion of their services in cash with the majority of their compensation tied to performance which was paid for by the issuance of common stock, common stock options or warrants. Included within 2003 consulting and professional expense is $137,718 of expenses that was paid from the issuance of common stock, options and warrants. A majority of the remainder of the increase in consulting and professional expenses is due to general legal, accounting and investor relation expenses.

Office and equipment rent increased to $39,296 compared to $19,338 for 2002. This increase was primarily attributable to the need for additional space to accommodate the acquisition of MAF and the organic growth of the existing product lines. The Company relocated its corporate office in Phoenix during June 2002 which has higher monthly rentals which contributed approximately $18,000 of the increase in rent expense in 2003.

Selling, general and administrative expenses increased to $253,387 for the three months ended March 31, 2003 compared to $54,670 for the same period in the prior year. The increase is due the acquisition of MAF and the overall general increase in selling and marketing activity as the Company continues to expand its markets. It is expected that selling, general and administrative expenses will continue to be significant as the Company continues to expand its marking efforts of Essentum™ and new and existing products.

Research and development (“R&D”) costs are expensed as they are incurred and totaled $143,636 for the quarter ended March 31, 2003 compared to $10,250 for 2002. During 2002, several consultants were engaged to assist in formulating and branding the new product Essentum™. R&D expenses primarily consist of a portion of the salary of an employee, consulting and R&D related travel expenses. Included within R&D is $87,649 of consulting expenses that were paid by the issuance of common stock, options and warrants. The Company expects that R&D activities will continue to be incurred in the future and will include an anticipated clinical trial of its new product Essentum™ during mid 2003 which is estimated to cost between $100,000 and $150,000.

Net loss: The Company’s net loss from operations for the quarter ended March 31, 2003 was $(1,141,475) compared to a net loss of $(304,235) during 2002, an increase of $837,240. The increase in net loss was primarily the result of increased support and infrastructure costs, including personnel, consultants and other professionals associated with the anticipated growth of its products and the acquisition of MAF. During the year ended December 31, 2002 and through the first quarter of 2003, the Company continued to sell it existing retail product lines but sales are not sufficient to cover existing overhead and fund new product marketing efforts. It is expected that the Company will continue to incur losses while it transitions its product lines from its existing retail inventory of traditional supplements to its condition specific supplements (such as Essentum™) and they gain acceptance in the market and become more widely distributed throughout the Company’s distribution network. The acquisition of MAF and the exploitation of its distribution channels will provide future opportunity for growth and as new products are introduced. Although the Company anticipates that it will achieve positive cash flow from operations this year, there are no assurances that the sales of the Company’s products will achieve volumes in quantities sufficient to sustain ongoing operations. Accordingly, the Company may continue to raise capital through the issuance of its common and/or preferred stock or debt instruments in order to maintain its existing business strategy until such time that cash flows from operations are sufficient to satisfy its obligations as they come due.

Liquidity and Capital Reserves

The accompanying consolidated financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations during its operating history. Although management believes that the aggregate net proceeds of approximately $4.8 million from the two private offerings in 2002, $1.0 million generated from a private sale of non-voting 25% convertible Series B Preferred Stock in April 2003, together with funds from operations, will be sufficient to cover anticipated cash requirements for the near term, management will be required to raise additional capital through an offering of securities to fund the Company’s operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company. If successful, these actions will serve to mitigate the factors which have raised substantial doubt about the Company’s ability to continue as a going concern and increase the availability of resources for funding of the Company’s current operations and future market development. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to investors.

The Company has expressed an interest in conducting a double blinded, placebo, multi arm study to validate and publish the results of the Essentum™ product as it reduces cardiovascular disease risk factors. Management currently estimates the cost of clinical trials to be between $100,000 and $150,000; however, anticipated clinical costs are extremely hard to estimate and are variable based upon numerous conditions. There can be no assurance that the clinical trials will fall within this range, will be successful or that the Company will conduct such tests. If the Company does conduct clinical trials, funds will come from a combination of cash on hand and anticipated funds received from the private placement of its securities.

In connection with the MAF Acquisition, the Company assumed its outstanding debt obligations and provided a guaranty of approximately (i) $242,000 of MAF debt which was incurred in connection with MAF’s acquisition in early 2002 of Boulder Endurance Co., Inc. The Company also agreed to indemnify an officer of the Company for a loan obligation of MAF of $582,000, which amount relates to a loan facility from Commerce Bank NA of Flemington, NJ. This obligation, which bears interest at the prime rate plus 1.5% and matures in 2008, is 75% guaranteed by the U.S. Small Business Administration. As of March 31, 2003, $203,411 remains outstanding on the Boulder Bar debt and $544,636 remains outstanding on the bank debt.

To the extent that there are cash flow shortages, the Company may to finance its operations through the sale of equity securities, which would include the private sales of common and preferred stock. On June 21, 2002, Vital Living completed a private placement offering of 3,712,000 shares of 10% Series A Preferred Stock at $1.00 per share resulting in cash proceeds of $3,593,807, net of expenses of $118,193. The Preferred Stock was sold directly by the Company to accredited investors and no commissions were paid on any funds raised.

Concurrently with the closing of the MAF Acquisition, the Company completed the initial placement of 18.678 Units, each Unit consisting of 70,000 shares of Common Stock, five year warrants to acquire 70,000 shares of Common Stock, such warrants at an exercise price of $1.65 per share (the “Series B Warrants”) and five year warrants to acquire 70,000 shares of Common Stock at an exercise price of $2.14 per share (the “Series C Warrants”). The total proceeds raised in the initial closing of the offering, was $1,307,500, and $50,000 was raised in a subsequent closing, or an additional .858 units. Offering expenses were $170,385. The aggregate number of shares of Common Stock issued in all of the closings was 1,367,500 shares. A like number of Series B Warrants and Series C Warrants were also issued with an exercise price of $1.65 and $2.14 per share, respectively. The Company has an obligation to register the shares of Common Stock issued in connection with the private placement, as well as the shares which may be issued upon exercise of the Series B Warrants and Series C Warrants, within 90 days from the closing, subject to extension in certain events. As of March 31, 2003, the registration statement has been filed awaiting the SEC declaring it effective.

On April 16, 2003, the Company completed the sale of 1,000,000 shares of non-voting 25% convertible Series B Preferred Stock (“Series B Preferred Stock”) with no registration rights at a per share price of $1.00 which also included 1,000,000 of unregistered class D warrants and 1,000,000 of unregistered class E warrants. The class D warrants and class E warrants are exercisable at $1.30 and $1.60 per warrant, respectively. Each share of Series B Preferred Stock is convertible into one share of common stock one year from the date of issuance. The Series B Preferred Stock were purchased by a single investor of which 200,000 of Series D warrants with an exercise price of $1.30 per share and a commission equal to 12.5% of the proceeds (or approximately $125,000) were paid to a shareholder of the Company to facilitate the transaction.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II— OTHER INFORMATION

Item 1 Legal Proceedings.

None

Item 2. Changes in Securities.

On April 3, 2003, by unanimous written consent, the Board of Directors approved the following issuances of securities:

•	Pursuant to an Investment banking and advisory agreement dated December 20, 2002, the issuance of 100,000 shares of the Company’s common stock to HCFP Brenner Securities which had a fair value of $71,000.

•	In connection with the acquisition of MAF and the related private placement of 1,367,500, the Company issued 50,000 shares of common stock to Paul Hickey as compensation for services rendered which had a fair value of $35,500.

•	In connection with the acquisition of MAF and the related private placement of 1,367,500, the Company issued 30,000 shares of common stock to Reed Smith LLP as compensation for services rendered which had a fair value of $21,300.

•	In connection with the acquisition of MAF and the related private placement of 1,367,500, the Company granted to Atlas Capital Services, Inc. as compensation for services rendered 35,000 warrants with an exercise price of $1.00 per share to acquire common stock of the Company. The warrants were value using the Black Scholes pricing model and had zero value. The warrant will expire in March 2008.

•	In conjunction with consulting agreements entered into with Dr. Michael Davidson and Dr. Howard Wernick during 2002, in order to adequately compensate them for services rendered, the Company issued an additional 10,000 shares of common stock each for consulting services rendered during the quarter ended March 31, 2003. The issuance of common stock had a combined fair value of $14,200. Additionally, another 10,000 shares of common stock each will be issued during the quarter ended June 30, 2003 for consulting services rendered during the second quarter of 2003.

•	The Board of Directors approved the repricing of 1,340,000 warrants that were previously issued to an executive of the Company during April 2002. These warrants were 100% vested on the date of grant and had an original exercise price of $1.50 per warrant. The executive’s warrant agreement was amended, to include, among other things, a reduction of the exercise price of the warrant to $0.01 per warrant, provide for a dilution provision, as defined, to waive the Company’s 50% funding obligation of the exercise price, provide for a lock up provision and to extend the term of the warrant agreement for one additional year. The dilution provision provides that upon exercise of the warrant the executive shall be able to acquire the same percentage of common stock as represented by the percentage which would be acquired based on a ratio determined by the number of shares which the executive would acquire on the date of the amendment as compared to the total number of actual shares of common stock outstanding on such date.

In accordance with Financial Interpretation No.(“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation,” among other things, a modification to the terms of a previously issued warrant or option would result in a non-cash charge to compensation expenses if the price of the Company’s stock on the last day of trading of a reporting period is greater than the exercise price of the warrant. FIN No. 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of previous reporting period, but not below the exercise price of the warrant. The Company will adjust compensation expense upward and downward on a monthly basis, based on the trading price at the end of each such period as necessary to comply with provisions of FIN No. 44. Accordingly, the Company has recorded a charge to compensation expense of $938,000 during April 2003, based on a closing price of the Company’s common stock of $0.71 per share.

On April 16, 2003, the Company completed the sale of 1,000,000 shares of non-voting 25% convertible Series B Preferred Stock (“Series B Preferred Stock”) with no registration rights at a per share price of $1.00 which also included 1,000,000 of unregistered class D warrants and 1,000,000 of unregistered class E warrants. The class D Warrants and class E Warrants are exercisable at $1.30 and $1.60 per warrant, respectively. Each share of Series B Preferred Stock is convertible into one share of common stock one year from the date of issuance. The Series B Preferred Stock were purchased by a single investor of which 200,000 of Series D warrants with an exercise price of $1.30 per share and a commission equal to 12.5% of the proceeds (or approximately $125,000) were paid to a shareholder of the Company to facilitate the transaction.

Item 3. Defaults by the Company Upon Its Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

Item 5. Other Information.

          None

Item 6. Exhibits and Reports on Form 8-K

(a.)	Exhibits

Exhibit
Number	Description

3.1	Certificate of Merger between Vital Living, Inc. and VCM Technology Limited(1)
3.2	Amended and Restated Articles of Incorporation for Vital Living, Inc.(1)
3.3	Amended and Restated Bylaws for Vital Living, Inc. (1)
4.1	Form of Subscription Agreement for November 2002 offering(3)
4.2	Form of Registration Rights Agreement(3)
4.3	Form of Series A Warrant(4)
4.4	Form of Series B Warrant(3)
4.5	Form of Series C Warrant(3)
4.6	Certificate of Determination of Series A Preferred(4)
4.7	Voting Agreement(3)
4.8	Form of Series D Warrant(14)
4.9	Form of Series E Warrant(14)
4.10	Certificate of Determination for Series B Preferred(14)
4.11	Form of Subscription Agreement for Series B Preferred Stock(14)
10.1	Agreement with Arizona Heart Institute dated August 21, 2001(5)
10.2	Agreement with AHI Management Hong Kong, Ltd., Ltd. Dated August 21, 2001(5)
10.3	Employment agreement with Bradley D. Edson(5)
10.4	Employment agreement with Eric Anderson(5)
10.5	Scientific Advisory Board Agreement with Howard Wernick(5)
10.6	Lock up Agreement with Brad Edson, Martin Gerst, Donald Hannah Kenneth Lind(5)
10.7	Form of Amended Lock Up Agreement(9)
10.8	Tempe, Arizona Property Lease(5)
10.9	Amendment to Agreement with AHI Management Hong Kong, Ltd., Ltd. dated February 26, 2002 (6)
10.10	Consulting Agreement with Leslie D. Michelson (7)
10.11	Consulting Agreement with Brian C. Smith (7)
10.12	Scientific Advisory Board Agreement with Michael H. Davidson (7)
10.13	Clinic Trial Agreement with the Phoenix Fire Department (9)
10.14	Amendment to Employment Agreement with Brad Edson (8)
10.15	Restated Employment Agreement with Stuart Benson (8)
10.16	Employment Agreement with William Coppel (8)
10.17	Peck and Gross Consulting Agreement (9)
10.18	CBH Allied Distribution Agreement (9)
10.19	Agreement with National Provider Nationwide (9)
10.20	Consulting Agreement with Martin Wallace (9)
10.21	Consulting Agreement with Weil Consulting Corporation (9)
10.22	Consulting Agreement with Mark Behringer (9)
10.23	Consulting Agreement with Robert A. Cooke (9)
10.24	Consulting Agreement with Martin Gerst (9)
10.25	Marketing Agreement with Healthcare Financial Services, Inc.(14)
10.26	Letter of Intent for acquisition of Christopher’ Original Formula, Inc., and related Security Agreement, Promissory Note, Pledge Agreement and Guaranty(14)

Exhibit
Number	Description

10.27	Management Agreement for Christopher’s Original Formula, Inc.(14)
10.28	Amendment to Warrant Agreement for Stuart Benson(14)
10.29	Warrant Agreement for Stephen Chen(14)
10.30	Consulting Agreement with Stephen Chen dated May 19, 2002(14)
10.31	Scientific Advisory Board Agreement with Dr. Dennis Sprecher(10)
10.31	Scientific Advisory Board Agreement with John A. Sutherland(11)
10.32	Scientific Advisory Agreement with Thomas Allison, PhD. and the Mayo Foundation for Medical Education and Research(10)
10.33	Scientific Advisory Board Agreement with Ronald M. Krauss (12)
10.34	Scientific Advisory Board Agreement for Dr. David Maron(14)
11.0	Computation of per share earnings*
99.1	Certificate Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.2	Certificate Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Filed in Form 8-K on October 1, 2001

(2)	Filed on Form 8-K on November 20 , 2001

(3)	Filed on Form 8-K on November 4, 2002

(4)	Filed on Form 8-K on July 2, 2002

(5)	Filed in Form 8-K on February 28, 2002

(6)	Filed on Form 8-K on February 28, 2002

(7)	Filed on From 10-KSB on April 1, 2002 for the year ended December 31, 2001.

(8)	Filed on Form 8-K on December 5, 2002

(9)	File with Amendment No. 1 to Form SB-2 to Registration Statement 333-102106 on March 7, 2003

(10)	Filed on Form 8-K on May 31, 2002

(11)	Filed on Form 8-K on June 13, 2002

(12)	Filed on Form 8-K on July 2, 2002

(13)	Filed on Form 8-K on July 17, 2002

(14)	Filed with Amendment No. 2 to Form SB-2 to Registration Statement 333-10210C on April 28, 2003

*	Filed herewith

(b.) Reports on Form 8-K

               None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAL LIVING, INC. (Registrant)

By:	/s/ Bradley D. Edson, C.E.O.	Date:	May 15, 2003

Bradley D. Edson, C.E.O.

By:	/s/ William Vreeland, C.F.O.	Date:	May 15, 2003

William Vreeland, C.F.O.

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. 1350
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I Bradley D. Edson, Chief Executive Officer, certify that:

1.	I have reviewed this 10-QSB of Vital Living, Inc.;

2.	Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and ourselves are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14, for the registrant to have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and ourselves have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Bradley D. Edson Bradley D. Edson Chief Executive Officer (Principal Executive Officer)	Dated:	May 15, 2003

CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
PURSUANT TO 18 U.S.C. 1350
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I William Vreeland, Chief Financial Officer, certify that:

1.	I have reviewed this 10-QSB of Vital Living, Inc.;

2.	Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and ourselves are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14, for the registrant to have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and ourselves have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ William Vreeland William Vreeland Chief Financial Officer (Principal Accounting Officer)	Dated:	May 15, 2003