Form 10QSB/A
period 2002-06-30
VITAL LIVING INC
filed 2003-08-14
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 2)

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

Explanatory Note

This Amendment No. 2 to Form 10-QSB on Form 10-QSB/A amends Part I, Item 1 and item 2 of our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 to change the report to account for a misstatement of the value of the “Discount on Preferred stock” and related amortization of such discount. The adjustments below have no effect on total shareholders’ equity or net loss as previously reported. The corrections are as follows:

1)     The “Discount on preferred stock” within the “Balance Sheet” on page 4 was corrected to be $(2,851,639).

2)     The “Paid in capital preferred” within the “Balance Sheet” on page 4 was corrected to be $6,972,267.

3)     The “Retained deficit” within the “Balance Sheet” on page 4 was corrected to be $(2,872,261).

4)     The “Deemed dividend associated with beneficial conversion of preferred stock” on the “Condensed Statement of Operations” on page 5 was corrected to be $(530,532), “Net loss available to common shareholders” was corrected to be $(1,829,349) and “Basic and diluted loss available to common shareholders” was corrected to be $(0.14).

5)     The “Deemed dividend associated with beneficial conversion of preferred stock” on the “Condensed Statement of Operations” on page 5 was corrected to be $(526,449), “Net loss available to common shareholders” was corrected to be $(1,521,031) and “Basic and diluted loss available to common shareholders” was corrected to be $(0.11).

6)     The first line of the first paragraph of Note 4 on page 11 was corrected to delete “$8,459,750” and was replaced with “$3,382,172.” The last sentence of that same paragraph was corrected to delete “$1,319,913” and was replaced with “A total of $530,532.”

7)      The table, and the paragraph succeeding the table, included under the caption “Net loss” on page 16 has been updated to reflect the changes described in items 5 and 6 above.

ITEM 1. FINANCIAL STATEMENTS

Vital Living, Inc. (formerly known as Nutritional Systems, Inc.)

Condensed Balance Sheets

	June 30, 2002	December 31, 2001

	(Unaudited)
Assets
Current Assets:
Cash	$2,435,434	$179
Accounts receivable	—	9,214
Due from affiliates	—	37,372
Due from officers	—	52,500
Inventory	118,650	1,887
Prepaid expense and other current assets	3,333	23,833

Total current assets	2,557,417	124,985

Equipment	98,091	75,443
Computer software	23,350	23,350
Accumulated depreciation	(39,420)	(25,036)

	82,021	73,757

Intangible and other assets	18,562	19,239

	$2,658,000	$217,981

Liabilities and shareholders’ deficit:
Current liabilities:
Accounts payable	$4,687	$104,271
Note and payable to Officers	108,000	191,426
Accrued liabilities	21,385	5,410

Total current liabilities	134,072	301,107

Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock par $.001, 50,000,000 shares authorized:	—	—
Preferred Stock-Series A par $.001, 10,000,000 shares authorized: 3,712,000 share issued and outstanding	3,712	—
Preferred Stock-Series B par $.001, 10,000,000 shares authorized: no shares issued	—	—
Discount on preferred stock	(2,851,639)	—
Paid-in capital preferred	6,972,267	—
Common stock $.001 par value 100,000,000 shares authorized: issued and outstanding 13,626,554 at 12/31/01 13,684,116 at 6/30/02	13,684	13,627
Paid-in capital common	2,318,631	946,159
Warrants and options issued for services, unamortized	(1,060,466)	—
Retained deficit	(2,872,261)	(1,042,912)

Total shareholders’ equity (deficit)	2,523,928	(83,126)

	$2,658,000	$217,981

See notes to condensed financial statements

Vital Living, Inc. (formerly known as Nutritional Systems, Inc.)

Condensed Statement of Operations

(Unaudited)
	Six Months Ended June 30,

	2002	2001

Revenue	$37,666	$16,400

Cost of goods sold	14,592	5,363

Gross profit	23,074	11,037

Administrative expense:
Labor costs	379,905	41,334
Professional and consulting fees	785,207	22,072
Office and equipment rent	51,888	—
Miscellaneous	104,891	29,212

Total administrative expense	1,321,891	92,618

Net loss	(1,298,817)	(81,581)

Deemed dividend associated with beneficial conversion of preferred stock	(530,532)	—

Net loss available to common shareholders	$(1,829,349)	$(81,581)

Earnings per share	$(0.14)	$(0.01)

Weighted average shares outstanding	13,638,639	11,526,554

See notes to condensed financial statements.

Vital Living, Inc. (formerly known as Nutritional Systems, Inc.)

Condensed Statement of Operations

(Unaudited)
	Three Months Ended June 30,

	2002	2001

Revenue	$16,889	$16,400

Cost of goods sold	2,402	5,363

Gross profit	14,487	11,037

Administrative expense:
Labor costs	194,737	41,334
Professional and consulting fees	731,561	22,072
Office and equipment rent	32,550	—
Miscellaneous	50,221	29,212

Total administrative expense	1,009,069	92,618

Net loss	(994,582)	(81,581)

Deemed dividend associated with beneficial conversion of preferred stock	(526,449)	—

Net loss available to common shareholders	$(1,521,031)	$(81,581)

Earnings per share	$(0.11)	$(0.01)

Weighted average shares outstanding	13,650,591	11,526,554

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 - Preferred Stock (Continued)

shares of $3,382,172 was recorded in the shareholder’s equity with an offset to additional paid in capital. The discount will be amortized into equity over a one-year period from the purchase date of the preferred stock. A total of $530,534 was amortized in the six month period ended June 30, 2002. At June 30, 2002, the excess of the aggregate fair value of the common stock that the holder would receive at conversion over the proceeds received was $7,089,920 based upon a common stock fair market value of $2.91 per share.

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

Net loss

Increase/(decrease)

	2002	2001	$	%

For the three months ended June 30:
Net loss	$1,521,031	$81,581	$1,439,450	1,764%
For the six months ended June 30:
Net loss	$1,829,349	$81,581	$1,747,768	2,142%

The Company’s net loss for the three months ended June 30, 2002 was $1,521,031, versus a net loss of $81,581 for the three months ended June 30, 2001, an increase of $1,439,450, or 1,765%. For the six months ended June 30, 2002, the Company incurred a net loss of $1,829,349 versus a net loss of $81,581 during the same period last year, an increase of $1,747,768 or 2,142%. The increase in net loss was primarily the result of (i) the deemed dividend associated with beneficial conversion of preferred stock associated with our preferred private placement, and (ii) increased administrative expenses.

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

Date:     August 14, 2003