Form 10QSB/A
period 2002-09-30
VITAL LIVING INC
filed 2003-08-14
CIK 1145700

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

Explanatory Note

This Amendment No. 2 to Form 10-QSB on Form 10-QSB/A amends Part I, Item 1 and item 2 of our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 to change the report to account for a misstatement of the value of the “Discount on Preferred stock” and related amortization of such discount. The adjustments below had no effect on total shareholders’ equity or net loss as previously reported. The corrections are as follows:

1)	The “Discount on preferred stock” within the Balance Sheet on page 3 was corrected to be $(1,999,146).

2)	The “Paid in capital preferred” within the Balance Sheet on page 3 was corrected to be $6,972,267.

3)	The “Retained deficit” within the Balance Sheet on page 3 was corrected to be $(4,790,417).

4)	The “Deemed dividend associated with beneficial conversion of preferred stock” on the Condensed Statement of Operations on page 4 was corrected to be $(1,383,025), “Net loss available to common shareholders” was corrected to be $(3,747,505), the per share amount of the “Deemed dividend associated with beneficial conversion of preferred stock” was corrected to be $(0.10) and “Basic and diluted loss available to common shareholder” was corrected to be $(0.27).

5)	The “Deemed dividend associated with beneficial conversion of preferred stock” on the Condensed Statement of Operations on page 5 was corrected to be $(852,493), “Net loss available to common shareholders” was corrected to be $(1,918,156), the per share amount of the “Deemed dividend associated with beneficial conversion of preferred stock” was corrected to be $(0.06) and “Basic and diluted loss available to common shareholder” was corrected to be $(0.14).

7)	The second sentence of the seventh paragraph of Note 4 on page 8 was corrected to deleted $8,459,750 and was replaced with “$3,382,172.” The last sentence of that same paragraph was corrected to delete “$2,132,321 and $3,452,234” and was replaced with “$852,493 and $1,383,025.”

VITAL LIVING, INC.
(FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash	$1,313,602	$179
Accounts receivable	40,388	9,214
Due from affiliates	—	37,372
Due from officers	—	52,500
Inventory	130,051	1,887
Prepaid expenses and other current assets	242,307	23,833

Total current assets	1,726,348	124,985

Equipment	122,272	75,443
Computer software	88,824	23,350
Accumulated depreciation	(59,262)	(25,036)

	151,834	73,757

Intangible and other assets	18,215	19,239

	$1,896,397	$217,981

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$124,312	$104,271
Note and payable to officers	108,000	191,426
Accrued liabilities	17,472	5,410

Total current liabilities	249,784	301,107

Commitments and contingencies	—	—
Shareholders’ equity (deficit):
Preferred stock par $.001, 50,000,000 shares authorized:
Preferred Stock-Series A $.001 par value, 10,000,000 shares authorized; 3,712,000 shares issued and outstanding	3,712	—
Preferred Stock-Series B par $.001, 10,000,000 shares authorized; no shares issued	—	—
Paid-in capital – preferred	6,972,267	—
Discount on preferred stock	(1,999,146)	—
Common stock $.001 par value 100,000,000 shares authorized: issued and outstanding 13,792,116 and 13,626,554, respectively	13,792	13,627
Paid-in capital – common	2,480,523	946,159
Restricted common stock issued for services, unamortized	(136,500)	—
Warrants and options issued for services, unamortized	(897,618)	—
Retained deficit	(4,790,417)	(1,042,912)

Total shareholders’ equity (deficit)	1,646,613	(83,126)

	$1,896,397	$217,981

See notes to financial statements

VITAL LIVING, INC.
(FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)

Statements of Operations
(unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Revenue	$105,378	$55,541

Cost of goods sold	55,483	20,820
Inventory write down to net realizable value	—	262,626

Total cost of goods sold	55,483	283,446

Gross profit (loss)	49,895	(227,905)

Administrative expenses
Labor costs	771,002	193,790
Organization costs	—	150,000
Professional and consulting fees	1,385,260	24,246
Office and equipment expense	165,872	71,249
Miscellaneous	102,492	80,830

Total administrative expenses	2,424,626	520,115

Net loss from operations	(2,374,731)	(748,020)

Interest income	10,251	—

Net loss	(2,364,480)	(748,020)

Deemed dividend associated with beneficial conversion of preferred stock	(1,383,025)	—

Net loss available to common shareholders	$(3,747,505)	$(748,020)

Basic and diluted loss per share	$(0.17)	$(0.06)
Deemed dividend associated with beneficial conversion of preferred stock	(0.10)	—

Basic and diluted loss per share available to common shareholder	$(0.27)	$(0.06)

Weighted average basic and diluted common shares outstanding	13,672,373	12,468,000

See notes to financial statements

VITAL LIVING, INC.
(FORMERLY KNOWN AS NUTRITIONAL SYSTEMS, INC.)

Statements of Operations
(unaudited)

	Three Months Ended
	September 30,

	2002	2001

Revenue	$67,712	$39,141

Cost of goods sold	40,891	15,457
Inventory write down to net realizable value	—	262,626

Total cost of goods sold	40,891	278,083

Gross profit (loss)	26,821	(238,942)

Administrative expenses
Labor costs	383,499	151,920
Organization costs	—	150,000
Professional and consulting fees	529,610	2,174
Office and equipment expense	79,745	61,276
Miscellaneous	109,881	59,345

Total administrative expenses	1,102,735	424,715

Net loss from operations	(1,075,914)	(663,657)

Interest income	10,251	—

Net loss	(1,065,663)	(663,657)

Deemed dividend associated with beneficial conversion of preferred stock	(852,493)	—

Net loss available to common shareholders	$(1,918,156)	$(663,657)

Basic and diluted loss per share	$(0.08)	$(0.05)
Deemed dividend associated with beneficial conversion of preferred stock	(0.06)	—

Basic and diluted loss per share available to common shareholder	$(0.14)	$(0.05)

Weighted average basic and diluted common shares outstanding	13,739,316	13,010,000

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

The price per share of Preferred Stock sold was $1.00. Using the Black-Scholes pricing model, the fair value of the warrants at various grant dates was determined. The market value of the Company’s common stock on the dates preferred stock was sold had a range of $1.25 — $3.40 per common share. In accordance with EITF 00-27, this created a beneficial conversion to holders of the Preferred Stock and a discount of $3,382,172 was recorded by the Company within shareholders’ equity with a corresponding amount recorded to additional paid in capital. The Preferred Stock discount will be amortized into equity over a one-year period from the issuance date of the Preferred Stock. A total of $852,493 and $1,383,025 of the Preferred Stock discount was amortized during the three and nine month periods ended September 30, 2002, respectively. At September 30, 2002, the excess of the aggregate fair value of the common stock that the holder would receive at conversion over the proceeds received was $705,280 based upon a common stock fair market value of $1.19 per share.

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

VITAL LIVING, INC. (Registrant)

/s/ Bradley D. Edson	Dated: August 14, 2003
Bradley D. Edson