Form 10KSB/A
period 2002-12-31
VITAL LIVING INC
filed 2003-08-14
CIK 1145700

310782-8877

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to Form 10-KSB on Form 10-KSB/A amends Part I, Item 1 and Item 2 of our Annual Report on Form 10-KSB for the year ended December 31, 2002 to change the report to account for a misstatement of the value of the “Discount on Preferred stock” and related amortization of such discount. The adjustments below had no effect on net equity or net loss. The corrections are as follows:

1)	The “Discount on preferred stock” within the Balance Sheet on page F-3 was corrected to be $(1,146,653).

2)	The “Paid in capital preferred” within the Balance Sheet on page F-3 was corrected to be $6,972,267.

3)	The “Retained deficit” within the Balance Sheet on page F-3 was corrected to be $(7,228,326).

4)	The “Deemed dividend associated with beneficial conversion of preferred stock” on the Consolidated Statement of Operations on page F-4 was corrected to be $(2,235,519), “Net loss available to common shareholders” was corrected to be $(6,185,414), the per share amount of the “Deemed dividend associated with beneficial conversion of preferred stock” was corrected to be $(0.15) and “Basic and diluted loss available to common shareholder” was corrected to be $(0.43).

5)	Within the Consolidated Statement of Stockholders Equity on page F-5, the beneficial conversion feature of preferred stock amount below the column “Additional Paid in Capital” related to preferred stock was adjusted to be $3,382,172 and the total of that column was adjusted to be $6,972,267. The beneficial conversion feature of preferred stock amount below the column “Discount” related to preferred stock was adjusted to be $(3,382,172), the amortization of beneficial conversion was adjusted to be $2,235,519 and the total of that column was adjusted to be $(1,146,653). The amortization of beneficial conversion feature of preferred stock amount below the column “Retained Deficit” was adjusted to be $(2,235,519) and the total of that column was adjusted to be $(7,228,326).

6)	The second sentence of the seventh paragraph of Note F-17 was corrected to deleted $8,459,750 and was replaced with “$3,382,172.” The last sentence of that same paragraph was corrected to delete “$5,584,555 and $2,875,195” and was replaced with “$2,235,519 and $1,146,653, respectively.”

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB/A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current view with respect to future events and financial results. Forward-looking statements usually include the verbs “anticipates,” believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands” and other verbs suggesting uncertainty. We remind shareholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, our ability to identify, produce and complete projects that are successful in the marketplace, to arrange financing, distribution and marketing for these products on favorable terms in various markets, and to attract and retain qualified personnel.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company’s financial statements and the notes thereto contained elsewhere in this Annual Report on From 10-KSB/A.

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

ITEM 7. FINANCIAL STATEMENTS

See index to Financial Statements and Financial Statements Schedules beginning on page F-1 of this Form 10-KSB/A.

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

Date: August 14, 2003

By:	/s/ BRADLEY D. EDSON

Bradley D. Edson, Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ BRADLEY D. EDSON Bradley D. Edson	Chairman of the Board and Chief Executive Officer	August 14, 2003

/s/ WILLIAM COPPEL William Coppel	Chief Operating Officer and Director	August 14, 2003

/s/ WILLIAM VREELAND William Vreeland	Chief Financial Officer	August 14, 2003

/s/ STUART A. BENSON Stuart A. Benson	Vice Chairman, Executive Vice President, Secretary and Treasurer	August 14, 2003

/s/ CARSON BEADLE Carson Beadle	Director	August 14, 2003

/s/ DONALD C. HANNAH Donald C. Hannah	Director	August 14, 2003

/s/ ROBERT EIDE Robert Eide	Director	August 14, 2003

Leslie Quick	Director

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

/s/   Weaver & Martin, LLC

Kansas City, Missouri
April 1, 2002

VITAL LIVING, INC.

Consolidated Balance Sheets

	December 31,

	2002	2001

Assets
Current assets
Cash and cash equivalents	$1,416,073	$179
Accounts receivable	68,234	9,214
Due from affiliates	—	37,372
Due from employees	—	52,500
Inventory	273,361	1,887
Prepaid expense and other assets	25,833	23,833

Total current assets	1,783,501	124,985

Noncurrent assets
Office machinery and equipment, net	172,295	73,757
Goodwill	4,893,517	—
Intangible assets	330,305	19,239

Total noncurrent assets	5,396,117	92,996

Total assets	$7,179,618	$217,981

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable, trade	$428,287	$104,271
Accounts payable to officers	22,500	191,426
Accrued liabilities	257,321	5,410
Current portion of long-term debt	291,688	—

Total current liabilities	999,796	301,107

Long-term debt	521,494	—

Total liabilities	1,521,290	301,107

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock — Series A $0.001 par value, 10,000,000 shares authorized, 3,712,000 shares issued and outstanding	3,712	—
Preferred stock — Series B $0.001 par value, 10,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital — preferred	6,972,267	—
Discount on preferred stock	(1,146,653)	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,842,616 shares and 13,626,554 shares issued and outstanding at December 31, 2002 and 2001, respectively	17,843	13,627
Additional paid-in capital — common	8,021,453	946,159
Restricted common stock issued for services, unamortized	(249,085)	—
Warrants and options issued for services, unamortized	(732,883)	—
Retained deficit	(7,228,326)	(1,042,912)

Total stockholders’ equity (deficit)	5,658,328	(83,126)

Total liabilities and stockholders’ equity (deficit)	$7,179,618	$217,981

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC.

Consolidated Statements of Operations

		Period from
		Inception
	Year Ended	(January 22, 2001)
	December 31,	to December 31,
	2002	2001

Sales	$260,844	$90,291

Cost of sales	193,032	43,402
Inventory write down to market value	—	262,626

Gross profit (loss)	67,812	(215,737)

Administrative expenses
Payroll and other labor costs	1,341,103	232,173
Organization costs	—	150,000
Professional fees	1,607,621	184,428
Office and equipment rent	151,148	48,624
Selling, general and administrative	411,824	171,836
Research and development	510,436	37,500

Total administrative expenses	4,022,132	824,561

Operating loss	(3,954,320)	(1,040,298)

Other income (expenses)
Interest income	13,077	—
Interest expense	(8,652)	(2,614)

Net loss	(3,949,895)	(1,042,912)

Deemed dividend associated with beneficial conversion feature of preferred stock	(2,235,519)	—

Net loss attributable to common stockholders	$(6,185,414)	$(1,042,912)

Basic and diluted loss per share	$(0.28)	$(0.08)
Deemed dividend associated with beneficial conversion feature of preferred stock	(0.15)	—

Basic and diluted loss per common share	$(0.43)	$(0.08)

Basic and diluted weighted average number of common shares outstanding	14,278,129	12,917,693

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC.

Consolidated Statements of Stockholders’ Equity

	Preferred Stock				Common Stock

							Additional
			Additional				Paid-in
	Shares	Par Value	Paid-in Capital	Discount	Shares	Par Value	Capital

Inception (January 21, 2001)	—	$—	$—	$—	155,000	$155	$15,345
Common stock issued for cash	—	—	—	—	195,149	195	6,766
Common stock issued for assets	—	—	—	—	11,176,405	11,177	387,440
Common stock issued for cash	—	—	—	—	2,100,000	2,100	536,608
Net loss	—	—	—	—	—	—	—

Balance, December 31, 2001	—	—	—	—	13,626,554	13,627	946,159

Options and warrants issued for services	—	—	—	—	—	—	1,210,158
Options issued for services	—	—	—	—	—	—	17,242
Restricted common stock issued for services	—	—	—	—	241,000	241	341,629
Common stock issued for services	—	—	—	—	102,500	102	213,023
Common stock issued for cash, net of offering cost of $170,385	—	—	—	—	1,367,500	1,368	1,195,747
Common stock issued for the acquisition of VCM	—	—	—	—	5,062	5	(5)
Common stock issued for the acquisition of MAF	—	—	—	—	2,500,000	2,500	4,097,500
Preferred stock issued for cash, net of offering cost of $118,193	3,712,000	3,712	3,590,095	—	—	—	—
Amortization of restricted common stock, options and warrants issued for services	—	—	—	—	—	—	—
Beneficial conversion feature of preferred stock	—	—	3,382,172	(3,382,172)	—	—	—
Amortization of beneficial conversion feature	—	—	—	2,235,519	—	—	—
Net loss	—	—	—	—	—	—	—

Balance, December 31, 2002	3,712,000	$3,712	$6,972,267	$(1,146,653)	17,842,616	$17,843	$8,021,453

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Warrants
	Restricted	and		Stockholders'
	Stock	Options	Retained	Equity
	Unamortized	Unamortized	Deficit	(Deficit)

Inception (January 21, 2001)	$—	$—	$—	$15,500
Common stock issued for cash	—	—	—	6,961
Common stock issued for assets	—	—	—	398,617
Common stock issued for cash	—	—	—	538,708
Net loss	—	—	(1,042,912)	(1,042,912)

Balance, December 31, 2001	—	—	(1,042,912)	(83,126)

Options and warrants issued for services	—	(1,210,158)	—	—
Options issued for services	—	(17,242)	—	—
Restricted common stock issued for services	(341,870)	—	—	—
Common stock issued for services	—	—	—	213,125
Common stock issued for cash, net of offering cost of $170,385	—	—	—	1,197,115
Common stock issued for the acquisition of VCM	—	—	—	—
Common stock issued for the acquisition of MAF	—	—	—	4,100,000
Preferred stock issued for cash, net of offering cost of $118,193	—	—	—	3,593,807
Amortization of restricted common stock, options and warrants issued for services	92,785	494,517	—	587,302
Beneficial conversion feature of preferred stock	—	—	—	—
Amortization of beneficial conversion feature	—	—	(2,235,519)	—
Net loss	—	—	(3,949,895)	(3,949,895)

Balance, December 31, 2002	$(249,085)	$(732,883)	$(7,228,326)	$5,658,328

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

Revenue recognition

Revenue is recognized when products are shipped to customers. The Company’s return policy provides for an unconditional guarantee to its customers for a full refund of any unused product including product that has exceeded its expiration date. All returns are subject to quality assurance reviews prior to acceptance. The Company provides an estimate of product returns as an accrued liability and as a reduction of revenue. The Company offers, from time to time, volume and promotional discounts on the products it sells. These discounts are recorded as a reduction of revenue.

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

VITAL LIVING, INC.

Notes to Consolidated Financial Statements

December 31, 2002

Note 3 —	Mergers and Acquisitions (Continued)

Presented below is the unaudited pro forma consolidated results of operations for the periods ended December 31, 2002 and 2001:

	2002	2001

Revenue	$1,798,844	$1,917,989
Cost of sales	938,396	1,384,580

Gross profit	860,448	533,409
Operating expenses and other	5,193,997	2,456,290

Net loss	(4,333,549)	(1,922,881)

Beneficial conversion	(2,235,519)	—

Net loss to common shareholders	$(6,569,068)	$(1,922,881)

Basic and diluted loss per share	$(0.26)	$(0.13)
Beneficial conversion	$(0.14)	—

Basic and diluted loss per common share	$(0.40)	$(0.13)

Weighted average shares of common stock outstanding	16,497,307	15,417,693

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

VITAL LIVING, INC.

Notes to Consolidated Financial Statements

December 31, 2002

Note 5 —	Long-Term Debt (Continued)

Long-term debt consisted of the following as of December 31, 2002:

$275,000 note payable to a former owner of Boulder due April 8, 2004. The note bears interest at the rate of 7% percent per annum to be paid on April 8, 2003 and 2004. Principal is in quarterly installments of $25,000 beginning September 9, 2002 and continuing through January 8, 2003. A principal payment of $75,000 is due on April 8, 2003 and principal payments of $10,417 are due monthly thereafter until paid in full. The loan is guaranteed by an officer of the Company and is secured by the inventory, accounts receivable, general intangibles and equipment of the Company.	$225,000

$40,935 note payable to a former owner of Boulder due April 8, 2003. The note is non interest bearing and requires monthly principal payments of $3,411. The loan is guaranteed by an officer of the Company and is secured by the inventory, accounts receivable, general intangibles and equipment of the Company.	13,645

$650,000 note payable to a bank due December 14, 2008. The note requires monthly principal and interest payments of $9,970 with interest at the rate of prime plus 1.5% per annum (5.75% at December 31, 2002). The loan is guaranteed by certain officers of the Company and is secured by the inventory, accounts receivable, general intangibles and equipment and machinery of the Company.	574,537

813,182
Less: current portion	(291,688)

Long-term debt	$521,494

Aggregate maturities of long term debt for years after December 31, 2002 are as follows:

Year Ending
December 31,

2003	$291,688
2004	141,967
2005	106,221
2006	112,492
2007	119,133
Thereafter	41,681

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

The price per share of Preferred Stock sold was $1.00. Using the Black-Scholes pricing model, the fair value of the warrants at various grant dates was determined. The market value of the Company’s common stock on the dates preferred stock was sold had a range of $1.25 - $3.40 per common share. In accordance with EITF 00-27, this created a beneficial conversion to holders of the Preferred Stock and a discount of $3,382,172 was recorded by the Company within shareholders’ equity with a corresponding amount recorded to additional paid-in capital. The Preferred Stock discount will be amortized into equity over a one-year period from the issuance date of the Preferred Stock. A total of $2,235,519 of the Preferred Stock discount was amortized during the year ended December 31, 2002 with the remaining balance of $1,146,653 to be amortized over future periods. At December 31, 2002, the excess of the aggregate fair value of the common stock that the holder would receive at conversion over the proceeds received was $0 based upon a common stock fair market value of $0.80.

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