Form 10QSB/A
period 2003-03-31
VITAL LIVING INC
filed 2003-08-14
CIK 1145700

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-QSB on Form 10-QSB/A amends Part I, Item 1 and Item 2 of our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 to change the report to account for a misstatement of the value of the “Discount on Preferred stock” and related amortization of such discount. The adjustments below had no effect on total equity or net loss as previously reported. The corrections are as follows:

1)	The “Discount on preferred stock” within the Balance Sheet on page 4 was corrected to be $(312,693).

2)	The “Paid in capital preferred” within the Balance Sheet on page 4 was corrected to be $6,972,267.

3)	The “Retained deficit” within the Balance Sheet on page 4 was corrected to be $(9,203,761).

4)	The “Deemed dividend associated with beneficial conversion of preferred stock” on the Condensed Statement of Operations on page 5 was corrected to be $(833,960), “Net loss available to common shareholders” was corrected to be $(1,975,435), the per share amount of the “Deemed dividend associated with beneficial conversion of preferred stock” was corrected to be $(0.05) and “Basic and diluted loss available to common shareholder” was corrected to be $(0.11).

5)	The second sentence of the seventh paragraph of Note 5 on page 9 was corrected to delete $8,459,750 and was replaced with “$3,382,172.” The last sentence of that same paragraph was corrected to delete “$2,085,967” and “$789,228” and was replaced with “$833,960” and “$312,693, respectively.”

VITAL LIVING, INC.

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash	$493,327	$1,416,073
Accounts receivable	65,154	68,234
Inventory	314,342	273,361
Prepaid expenses and other current assets	59,532	25,833

Total current assets	932,355	1,783,501

Noncurrent assets
Office machinery and equipment, net	157,325	172,295
Goodwill	4,893,517	4,893,517
Intangible assets, net	299,500	330,305

	5,350,342	5,396,117

	$6,282,697	$7,179,618

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$471,426	$428,287
Accounts payable to officers	—	22,500
Accrued liabilities	321,004	257,321
Current portion of long-term debt	283,234	291,688

Total current liabilities	1,075,664	999,796

Long term debt	464,813	521,494

Total liabilities	1,540,477	1,521,290

Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock par $.001, 50,000,000 shares authorized:
Preferred Stock-Series A $.001 par value, 10,000,000 shares authorized; 3,712,000 shares issued and outstanding	3,712	3,712
Preferred Stock-Series B par $.001, 10,000,000 shares authorized; no shares issued		—
Paid-in capital — preferred	6,972,267	6,972,267
Discount on preferred stock	(312,693)	(1,146,653)
Common stock $.001 par value 100,000,000 shares authorized: 17,842,616 shares issued and outstanding	17,843	17,843
Paid-in capital — common	8,021,453	8,021,453
Restricted common stock issued for services, unamortized	(186,567)	(249,085)
Warrants and options issued for services, unamortized	(570,034)	(732,883)
Retained deficit	(9,203,761)	(7,228,326)

Total stockholders’ equity	4,742,220	5,658,328

	$6,282,697	$7,179,618

See notes to financial statements

VITAL LIVING, INC.

Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenue	$425,324	$20,777
Cost of goods sold	280,408	12,190

Gross profit	144,916	8,587

Administrative expenses
Labor costs	368,035	174,918
Professional and consulting fees	469,056	53,646
Office and equipment expense	39,296	19,338
Selling, general and administrative	253,387	54,670
Research and development	143,636	10,250

Total administrative expenses	1,273,410	312,822

Net loss from operations	(1,128,494)	(304,235)

Interest income	2,777	—
Interest expense	(15,758)	—

Net loss	(1,141,475)	(304,235)

Deemed dividend associated with beneficial conversion of preferred stock	(833,960)	(4,083)

Net loss available to common shareholders	$(1,975,435)	$(308,318)

Basic and diluted loss per share	$(0.06)	$(0.02)
Deemed dividend associated with beneficial conversion of preferred stock	(0.05)	—

Basic and diluted loss per share available to common shareholder	$(0.11)	$(0.02)

Weighted average basic and diluted common shares outstanding	17,842,616	13,626,554

See notes to financial statements

VITAL LIVING, INC.

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,141,475)	$(304,235)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	47,205	4,205
Amortization of restricted common stock, options and warrants issued for services	225,367	—
Change in assets and liabilities:
Accounts receivable	3,080	9,214
Due from affiliates and officers	—	(33,564)
Inventory	(40,981)	1,887
Prepaid expense and other current assets	(33,699)	39,758
Accounts payable	43,139	12,594
Accounts payable to officers	(22,500)	—
Accrued liabilities	63,683	2,094

Cash used in operating activities	(856,181)	(268,047)

Cash flows from investing activities:
Purchase of equipment	(1,430)	—

Cash used in investing activities	(1,430)	—

Cash flows from financing activities:
Proceeds from note and payable to officers	—	43,451
Proceeds from note payable	—	1,163
Payment on notes payable	(65,135)	—
Sale of preferred stock	—	175,000
Sale of preferred stock paid for but not issued	—	75,000

Cash provided by (used in) financing activities	(65,135)	294,614

Increase (decrease) in cash	(922,746)	26,567

Cash at beginning of period	1,416,073	179

Cash at end of period	493,327	$26,746

Supplemental cash flow information:
Interest paid	$10,965	$—

Non cash financing activities:
Warrants and options issued for services	$—	$463,409

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

The price per share of Series A Preferred Stock sold was $1.00. Using the Black-Scholes pricing model, the fair value of the warrants at various grant dates was determined. The market value of the Company’s common stock on the dates preferred stock was sold had a range of $1.25 — $3.40 per common share. In accordance with EITF 00-27, this created a beneficial conversion to holders of the Preferred Stock and a discount of $3,382,172 was recorded by the Company within shareholders’ equity with a corresponding amount recorded to additional paid in capital. The Preferred Stock discount will be amortized into equity over a one-year period from the issuance date of the Series A Preferred Stock. A total of $833,960 of the Preferred Stock discount was amortized during the three month period ended March 31, 2003 with the remaining unamortized discount of $312,693 to be amortized during the second quarter of 2003. At March 31, 2003, the excess of the aggregate fair value of the common stock that the holder would receive at conversion over the proceeds received was zero based upon a common stock fair market value of $0.87 per share.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s financial statements and the notes thereto contained elsewhere in this filing and in conjunction with the Company’s Annual Report on From 10-KSB/A for the year ended December 31, 2002.

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

VITAL LIVING, INC. (Registrant)

By:	/s/ Bradley D. Edson, C.E.O.	Date:	August 14, 2003

Bradley D. Edson, C.E.O.

By:	/s/ William Vreeland, C.F.O.	Date:	August 14, 2003

William Vreeland, C.F.O.

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. 1350
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I Bradley D. Edson, Chief Executive Officer, certify that:

1.	I have reviewed this 10-QSB/A of Vital Living, Inc.;

2.	Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and ourselves are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14, for the registrant to have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Bradley D. Edson Bradley D. Edson Chief Executive Officer (Principal Executive Officer)	Dated:	August 14, 2003

CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
PURSUANT TO 18 U.S.C. 1350
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I William Vreeland, Chief Financial Officer, certify that:

1.	I have reviewed this 10-QSB/A of Vital Living, Inc.;

2.	Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and ourselves are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14, for the registrant to have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ William Vreeland William Vreeland Chief Financial Officer (Principal Accounting Officer)	Dated:	August 14, 2003