Form 10QSB
period 2003-06-30
VITAL LIVING INC
filed 2003-08-14
CIK 1145700

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                        Commission file number 000-33211

                                VITAL LIVING, INC
                                -----------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                                88-0485596
-------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

5080 NORTH 40th STREET, SUITE 105
PHOENIX, ARIZONA                                                 85018
--------------------------------------                        ----------
(Address of principal executive offices                       (zip code)

                                 (602) 952-9909
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date:

As of August 12, 2003, there were 20,812,616 shares of common stock outstanding.

Transition Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS

                                                                                      Page No.
PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements

                 Consolidated Balance Sheets as of
                 June 30, 2003 and December 31, 2002                                     3

                 Consolidated Statements of Operations for the three and
                 six months ended June 30, 2003 and 2002                                 4

                 Consolidated Statements of Cash Flows for the six
                 months ended June 30, 2003 and 2002                                     5

                 Notes to Consolidated Financial Statements                              6

        Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                          15

        Item 3. Controls and Procedures                                                 20

PART II - OTHER INFORMATION

        Item 1.     Legal Proceedings                                                   20

        Item 2.     Changes in Securities                                               20

        Item 3.     Defaults by the Company upon its
                    Senior Securities                                                   21

        Item 4.     Submission of Matters to a Vote of Security Holders                 22

        Item 5.     Other Information                                                   22

        Item 6.     Exhibits and Reports of Form 8-K                                    22

        Signatures                                                                      24

        Certification Required Under Sarbanes-Oxley Act of 2002                         25

                               VITAL LIVING, INC.

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,           December 31,
                                                                                      2003                 2002
                                                                                  ------------        ------------
                                                                                  (Unaudited)
                            ASSETS
Current assets:
   Cash                                                                           $    150,042        $  1,416,073
   Accounts receivable                                                                  58,181              68,234
   Inventory                                                                           242,985             273,361
   Prepaid expenses and other current assets                                            71,007              25,833
                                                                                  ------------        ------------

   Total current assets                                                                522,215           1,783,501
                                                                                  ------------        ------------

Noncurrent assets
   Office machinery and equipment, net                                                 139,494             172,295
   Goodwill                                                                          4,955,199           4,893,517
   Intangible assets, net                                                              258,607             327,498
   Note receivable related party                                                       463,176                   -
   Other assets                                                                         14,290               2,807
                                                                                  ------------        ------------

                                                                                     5,830,766           5,396,117
                                                                                  ------------        ------------

                                                                                  $  6,352,981        $  7,179,618
                                                                                  ------------        ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $    207,064        $    428,287
   Accounts payable to officers                                                              -              22,500
   Accrued liabilities                                                                  54,575             257,321
   Current portion of long-term debt                                                   232,757             291,688
                                                                                  ------------        ------------

   Total current liabilities                                                           494,396             999,796
                                                                                  ------------        ------------

Long term debt                                                                         430,280             521,494
                                                                                  ------------        ------------

   Total liabilities                                                                   924,676           1,521,290
                                                                                  ------------        ------------

Commitments and contingencies                                                                -                   -

Stockholders' equity
   Preferred stock, $.001 par value; 50,000,000 shares authorized:
      Preferred Stock-Series A $.001 par value; 10,000,000 shares authorized; 4,092,000 and 3,712,000 shares issued
         and outstanding, respectively                                                   4,092               3,712
      Preferred Stock-Series B, $.001 par value; 10,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding,
            respectively                                                                 1,000                   -
   Paid-in capital - preferred                                                       8,226,375           6,972,267
   Discount on preferred stock                                                               -          (1,146,653)
   Common stock, $.001 par value; 100,000,000 shares
      authorized; 18,112,616 and 17,842,616 shares issued and
      outstanding, respectively                                                         18,113              17,843
   Paid-in capital - common                                                          9,575,883           8,021,453
   Restricted common stock issued for services, unamortized                           (105,010)           (249,085)
   Warrants and options issued for services, unamortized                              (407,184)           (732,883)
   Retained deficit                                                                (11,884,964)         (7,228,326)
                                                                                  ------------        ------------

   Total stockholders' equity                                                        5,428,305           5,658,328
                                                                                  ------------        ------------

                                                                                  $  6,352,981        $  7,179,618
                                                                                  ------------        ------------

See accompanying notes to consolidated financial statements

                               VITAL LIVING, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended                      Six Months Ended
                                                             June 30,                                June 30,
                                                 --------------------------------        --------------------------------
                                                     2003                2002                2003                2002
                                                 ------------        ------------        ------------        ------------
Revenue                                          $    408,006        $     16,889        $    833,330        $     37,666

Cost of goods sold                                    187,924               2,402             468,332              14,592
                                                 ------------        ------------        ------------        ------------

Gross profit                                          220,082              14,487             364,998              23,074
                                                 ------------        ------------        ------------        ------------

Administrative expenses
   Salaries and benefits                            1,739,775             331,987           2,107,810             504,405
   Professional and consulting fees                   286,822             492,997             755,878             533,013
   Selling, general and administrative                297,281              82,771             589,964             156,779
   Research and development                           133,887             101,314             277,523             127,694
                                                 ------------        ------------        ------------        ------------

Total administrative expenses                       2,457,765           1,009,069           3,731,175           1,321,891
                                                 ------------        ------------        ------------        ------------

Net loss from operations                           (2,237,683)           (994,582)         (3,366,177)         (1,298,817)
                                                 ------------        ------------        ------------        ------------

Other income (expense)
  Other income related party                          256,000                   -             256,000                   -
  Interest income                                       1,510                   -               4,287                   -
  Interest expense                                     (7,849)                  -             (23,607)                  -
                                                 ------------        ------------        ------------        ------------

Total other income (expense)                          249,661                   -             236,680                   -
                                                 ------------        ------------        ------------        ------------

Net loss                                           (1,988,022)           (994,582)         (3,129,497)         (1,298,817)
                                                 ------------        ------------        ------------        ------------

Deemed dividend associated with beneficial
   conversion of preferred stock                     (312,693)           (526,449)         (1,146,653)           (530,532)
                                                 ------------        ------------        ------------        ------------

Net loss available to common shareholders        $ (2,300,715)       $ (1,521,031)       $ (4,276,150)       $ (1,829,349)
                                                 ------------        ------------        ------------        ------------

Basic and diluted loss per share                 $      (0.11)       $      (0.07)       $      (0.18)       $      (0.10)

Deemed dividend associated with beneficial
   conversion of preferred stock                        (0.02)              (0.04)              (0.06)              (0.04)
                                                 ------------        ------------        ------------        ------------

Basic and diluted loss per share
   available to common shareholder               $      (0.13)       $      (0.11)       $      (0.24)       $      (0.14)
                                                 ------------        ------------        ------------        ------------

Weighted average basic and diluted
   common shares outstanding                       18,068,220          13,650,591          17,956,041          13,638,639
                                                 ------------        ------------        ------------        ------------

See accompanying notes to consolidated financial statements.

                               VITAL LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                            June 30,
                                                                 ------------------------------
                                                                    2003               2002
                                                                 ------------------------------
Cash flows from operating activities:
   Net loss                                                      $(3,129,497)       $(1,298,817)
Adjustments to reconcile net loss to net cash used in
   operating activities
      Depreciation and amortization                                  102,451             15,062
      Issuance of common stock for services                          174,000                  -
      Amortization of restricted common stock,
         options and warrants issued for services                    469,774            312,064
      Deferred compensation expense                                1,380,400                  -
      Other income related party                                    (256,000)                 -
Change in assets and liabilities:
   Accounts receivable                                                10,053              9,214
   Due from affiliates and officers                                        -             89,872
   Inventory                                                          30,376           (116,762)
   Prepaid expenses and other current assets                         (57,416)            20,500
   Accounts payable                                                 (221,223)           (99,585)
   Accounts payable to officers                                      (22,500)                 -
   Accrued liabilities                                              (202,746)            15,975
                                                                 -----------        -----------

         Cash used in operating activities                        (1,722,328)        (1,052,477)
                                                                 -----------        -----------

Cash flows from investing activities:
   MAF acquisition                                                   (61,682)                 -
   Purchase of equipment                                                   -            (22,649)
   Note receivable related party, net                               (207,176)                 -
                                                                 -----------        -----------

         Cash used in investing activities                          (268,858)           (22,649)
                                                                 -----------        -----------

Cash flows from financing activities:
   Payment of note and payable to officers, net                            -            (83,426)
   Payment on notes payable                                         (150,145)                 -
   Sale of Series A preferred stock, net of offering costs                 -          3,593,807
   Sale of Series B preferred stock, net of offering costs           875,000                  -
   Exercise of officer warrant                                           300                  -
                                                                 -----------        -----------

Cash provided by financing activities                                725,155          3,510,381
                                                                 -----------        -----------

Increase (decrease) in cash                                       (1,266,031)         2,435,255
                                                                 -----------        -----------

Cash at beginning of period                                        1,416,073                179
                                                                 -----------        -----------

Cash at end of period                                            $   150,042        $ 2,435,434
                                                                 -----------        -----------

Supplemental cash flow information:
   Interest paid                                                 $    34,823        $         -
                                                                 -----------        -----------

Non cash financing activities:
   Issuance of common stock for services                         $   174,000        $         -
   Warrants and options issued for services                      $         -        $ 1,210,158
   Deferred compensation expense                                 $ 1,380,400        $         -
   Series A preferred stock dividend                             $   380,488        $         -
    Note receivable related party                                $   256,000        $         -

See accompanying notes to consolidated financial statements.

                               VITAL LIVING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

          The accompanying unaudited financial statements at June 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information on a basis consistent with the annual audited financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of June 30, 2003 and results of operations and cash flows for the six month period then ended. All such adjustments are of a normal recurring nature. The results of operations for these interim periods are not necessarily indicative of the results expected for a full year. Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2002.

          ORGANIZATION AND DESCRIPTION OF BUSINESS

          Vital Living, Inc. (the "Company" or "Vital Living") was incorporated in the state of Nevada on January 22, 2001. The Company develops and markets nutraceuticals formulated by physicians for distribution through physicians. The Company is developing and testing nutraceuticals in collaboration with medical experts based on the best available scientific evidence. Nutraceuticals are designed to be incorporated by physicians into a standard physician/patient program, supported by a specially designed compliance regimen.

          ACQUISITIONS

          MAF BIONUTRITIONALS

          On November 5, 2002, the Company entered into a definitive agreement to acquired 100% of the equity of MAF BioNutritionals ("MAF") in exchange for 2,500,000 shares of restricted common stock and provided a guarantee of approximately $920,000 in MAF debt obligations. The transaction closed on November 22, 2002. The MAF assets acquired and obligations assumed as of the closing of the transaction are summarized as follows:

Working capital assets and (liabilities), net       $(119,400)
Office machinery and equipment                          8,232
Intangibles                                           320,481
                                                    ---------
                                                      209,313
Less - Debt obligations assumed                       864,134
                                                    ---------

Net obligations assumed                             $(654,821)
                                                    ---------

          The acquisition purchase price was comprised of the value of the 2,500,000 shares of the Company's common stock value at $1.64 per share (the fair market value per share of the Company's common stock on the measurement date which was November 4, 2002), or $4,100,000, and other acquisition costs of $200,378. The excess of the purchase consideration over the net obligations assumed of $4,893,517 was initially recorded as goodwill upon closing of the transaction. During the quarter ended June 30, 2003, an adjustment of $61,682 was recorded to goodwill as a result of assuming additional liabilities that were not known as of the acquisition date.

          CHRISTOPHER'S ORIGINAL FORMULAS, INC.

          On February 28, 2003, the Company entered into a letter of intent to acquire certain assets of Christopher's Original Formulas, Inc. ("COF"), a privately held Nevada company, pursuant to which the Company (i) initially advanced COF approximately $41,100 for operational expenses, which this advance and future advances made on a fully secured basis and (ii) provided management services. Subject to the completion of due diligence and board approval, the agreement provides for a purchase price to acquire COF for 2,600,000 shares of the Company's common stock. As of June 30, 2003, the advance of $463,176 is recorded as a note receivable from a related party within the consolidated balance sheet.

                               VITAL LIVING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          CHRISTOPHER'S ORIGINAL FORMULAS, INC (CONTINUED)

          On April 17, 2003, the Company entered into a management agreement with COF to provide management services reasonable and necessary for the proper and efficient operation of the Company which includes, but is not limited to record keeping, billing and collection of accounts, marketing of new products and normal administrative duties. For its services, the Company will receive a monthly fee of $100,000 plus managers' reimbursements, as defined. Total management fees earned as of June 30, 2003 of $256,000 have been recorded as other income related party and are included within the note receivable related party on the balance sheet. The advances for these management fees are personally guaranteed by assets of the individual shareholders.

          In July 2003, the Company completed the acquision of certain assets and assumed certain liabilites of COF (See Note 3).

          BASIS OF FINANCIAL STATEMENT PRESENTATION

          The consolidated financial statements include the accounts of the Company and MAF BioNutritionals, Inc., its wholly owned subsidiary, since the date of acquisition (November 22, 2002). Intercompany transactions and accounts have been eliminated.

          RECLASSIFICATIONS

          Certain reclassifications of prior year amounts have been made to conform to current year presentation. These reclassifications had no effect on net loss for the six months ended June 30, 2002.

          GOODWILL

          Goodwill represents the excess of the aggregate price paid by the Company over the value of the net equity acquired in the acquisition of MAF. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," management is no longer required to amortize goodwill but is required to review goodwill for impairment whenever events indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." As of June 30, 2003, no such events had occurred that would indicate that goodwill had been impaired.

          LONG-LIVED ASSETS

          Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill arising from the acquisition of MAF is evaluated for impairment on an annual basis. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. As of June 30, 2003, the Company determined there had been no impairment in the carrying value of long-lived assets.

          STOCK BASED COMPENSATION

          The Company accounts for its stock option plan in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25 and when required provide the pro forma disclosure provisions of SFAS No. 123.

          The Company is subject to reporting requirements of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation" that requires a non-cash charge to

                               VITAL LIVING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          STOCK BASED COMPENSATION (CONTINUED)

          deferred compensation expense if the price of the Company's common stock on the last trading day of each reporting period is greater that the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the trading price exceeds the exercise price of the options. The charge is related to a warrant granted to an executive in 2002 and re-priced in April 2003 (see Note 2).

          EARNINGS PER SHARE

          The Company's accounts for its earnings per share in accordance with SFAS No 128 - "Earnings Per Share," which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPC on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. During the three and six months ended June 30, 2003 and 2002, the Company reported a net loss, thus the effects of dilutive securities were antidilutive.

          FINANCIAL INSTRUMENTS

          The Company's financial instruments consist of cash, receivables, payables, and long-term debt. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt as of June 30, 2003 and December 31, 2002 approximates fair value because the interest rates are variable and reflective of market rates.

          RECENT ACCOUNTING PRONOUNCEMENTS

          In May 2003, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its financial statements.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003.

          In January 2003, the FASB issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company did not participate in any applicable activities as of and for the period ended June 30, 2003.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and

                               VITAL LIVING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

          Disclosure." This standard amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires in both annual and interim financial statements prominent disclosures in the Company's financial statements about the method of accounting used for stock-based employee compensation, and the effect of the method used when reporting financial results. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the quarterly period ended June 30, 2003 (see Note 2).

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently covered in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Activity." The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company did not participate in any applicable activities as of and for the period ended June 30, 2003.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. The Company did not participate in any applicable activities as of and for the period ended June 30, 2003.

          In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company did not participate in any applicable activities as of and for the period ended June 30, 2003.

          The Company does not expect the adoption of any of the above-mentioned standards to have a material impact on the Company's future financial condition or results of operations.

          GOING CONCERN

          The accompanying consolidated financial statements as of June 30, 2003 have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations during its operating history. Although management believes that the aggregate net proceeds of approximately $875,000 from a private offering during April 2003 and $437,500 from a private offering duing July 2003 together with funds from operations will be sufficient to cover anticipated cash requirements for the near term, management will be required to raise additional capital through an offering of securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company. If successful, these actions will serve to mitigate the factors which have raised concern about the Company's ability to continue as a going concern and increase the availability of resources for funding of the Company's current operations and future market development. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets liabilities that might be necessary should the Company be unable to continue as a going concern. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to investors.

                               VITAL LIVING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -  EQUITY TRANSACTIONS

          PREFERRED STOCK

          During the first quarter of 2002, the Company commenced an offering of non-voting convertible Series A Preferred Stock ("Series A Preferred Stock") which closed in June 2002 resulting in the sale of 3,712,000 shares of Preferred stock generating proceeds of $3,593,807, net of offering costs of $118,193. The Series A Preferred Stock has a 10% cumulative dividend paid in shares of preferred stock payable semi-annually. There is a liquidation preference over the common shares. The Company may elect to redeem the preferred stock at any time prior to the first anniversary of issuance at a price of 150% of the original purchase price or $1.50 per share. The shareholder will have 30 days from the date of the Company's decision to redeem to choose to exercise the option to convert to common shares.

          Conversion to common shares may be done following the first anniversary of issuance and the conversion price per share shall be equal to the original purchase price if the shares are converted within the first 60 days after the anniversary of the purchase of the preferred stock.

          If following the 15th month from the date of issuance the Company's common stock is publicly traded on NASDAQ, Over-the-Counter Bulletin Board or other national stock exchange, the conversion price shall be 60% of the average closing price of the common stock for the 30 days prior to the date of conversion ("trading conversion price"), however, in no event shall the conversion price be less than the original purchase price. If the Company's common stock is not traded on an exchange, the conversion price shall be equal to the original purchase price.

          For purposes of calculating the SEC Rule 144 holding period, all Series A Preferred shares converted to common shall be added to the original holding period of the underlying common shares and will be eligible for sale pursuant to the terms and conditions of Rule 144, after one year from the date of the original purchase of the Series A Preferred shares.

          All the Series A Preferred Stock will be automatically converted into common stock on the first day of the 18th month following the original issue date of the Series A Preferred Stock, at a conversion price equal to the greater of the trading conversion price or the original purchase price.

          For every five shares of Series A Preferred Stock converted to common stock the Company will grant the stockholder one warrant. All warrants are exercisable after one year from the date of grant at a price of $2.00 per share.

          The price per share of Series A Preferred Stock sold was $1.00. Using the Black-Scholes pricing model, the fair value of the warrants at various grant dates was determined. The market value of the Company's common stock on the dates Series A Preferred stock was sold had a range of $1.25 - $3.40 per common share. In accordance with EITF 98-5, this created a beneficial conversion to holders of the Series A Preferred Stock and a discount of $3,382,172 was recorded by the Company within shareholders' equity with a corresponding amount recorded to additional paid in capital. The Series A Preferred Stock discount will be amortized into equity over a one-year period from the issuance date of the Series A Preferred Stock. A total of $312,693 and $1,146,653 of the Series A Preferred Stock discount was amortized during the three month and six month periods ended June 30, 2003.

          During June 2003, 380,488 shares of Series A Preferred Stock were issued in satisfaction of dividends owed to holders of Series A Preferred Stock.

          On April 16, 2003, the Company completed the sale of 1,000,000 shares of non-voting convertible Series B Preferred Stock ("Series B Preferred Stock") generating proceeds of $875,000, net of offering costs of $125,000. The Series B Preferred have no registration rights and includes 1,000,000 unregistered class D warrants and 1,000,000 unregistered class E warrants. The class D Warrants and class E Warrants are exercisable at $1.30 and $1.60 per warrant, respectively. The holder of the Series B Preferred Stock is entitled to, on a one time basis, a preferred dividend at a rate of 25% per annum, subject to adjustment. Each share of Series B Preferred Stock is convertible into one share of common stock at any time. The Series B Preferred Stock was purchased by a single investor. In connection with this offering 200,000 Series D warrants with an exercise price of $1.30 per share and a commission equal to 12.5% of the proceeds (or $125,000) were paid to a shareholder of the Company to facilitate the transaction.

                               VITAL LIVING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -  EQUITY TRANSACTIONS (CONTINUED)

          COMMON STOCK ISSUED FOR SERVICES

          From time to time, in order to fund operating activities of the Company, common stock is issued for cash or in exchange for goods or services.

          During the year ended December 31, 2002, the Company issued 241,000 shares of restricted common stock for services to various members of the Board of Directors, financial advisors and consultants in lieu of cash payments for services and to incentivise their performance under various contractual agreements. The common stock had a fair value on the date of issuance of $341,870. Certain of the issuances were for services to be provided over a contract period ranging from 12 months to three years. For the three months and six months ended June 30, 2003, $81,558 and $144,074 was amortized to expense. Restricted common stock issued for services, unamortized as of June 30, 2003 was $105,010.

          On April 3, 2003, the Board of Directors approved the issuance of 200,000 shares of restricted common stock to various members of the Scientific Advisory Board, financial advisors and consultants in lieu of cash payments for services. The common stock was immediately vested, had a fair value on the date of issuance of $141,800 and was expensed in April 2003.

          On April 3, 2003, the Board of Directors approved the vesting of 28,000 shares of restricted common stock provided for under a consulting agreement originally entered into during 2002. The remaining unamortized restricted common stock of $33,320 was expensed in April 2003.

          During May 2003, the Company issued 10,000 shares of common stock each, a total of 20,000 shares, to two members of its Board of Directors as compensation for past services provided, which had a combined value on the date of issuance of $10,980 and was expensed in May 2003.

          During June 2003, in conjunction with consulting agreements with two members of the Scientific Advisory Board, an additional 10,000 shares of common stock each, a total of 20,000 shares, was issued which had a combined value on the date of issuance of $20,980 and was expensed in June 2003.

          STOCK OPTION PLANS

          On August 1, 2001, the Board of Directors adopted the Company's 2001 Stock Option Plan (the "2001 Plan") pursuant to which incentive stock options or nonstatutory stock options to purchase up to 2,500,000 shares of common stock can be granted to employees, officers, directors, consultants and independent contractors or other service providers. On May 3, 2002, the Board of Directors adopted the Company's 2002 Stock Option Plan (the "2002 Plan") pursuant to which incentive stock options or nonstatutory stock options to purchase up to 2,000,000 shares of common stock can be granted to employees, officers, directors, consultants, independent contractors or other service providers.

          WARRANTS AND OPTIONS ISSUED FOR SERVICES

          From time to time, in order to fund operating activities of the Company, warrants and options to acquire common stock of the Company are issued in exchange for goods or services.

          During the year ended December 31, 2002, the Company granted 1,180,000 warrants and 1,080,000 options to acquire common stock of the Company to various members of the Scientific Advisory Board, financial advisors and consultants in exchange for services and to incentivise their performance under various contractual agreements. The warrants had an exercise price ranging from $1.00 - $2.05 per warrant and the options had an exercise price ranging from $1.00 - $3.00 per option. The fair value of the warrants and options were calculated using the Black-Scholes pricing model and was determined to have a fair value of $1,227,400. The fair value of these warrants and options are being amortized over the vesting period which ranges from 18-36 months. For the three months and six months ended June 30, 2003, $162,850 and $325,700 was amortized to expense. The warrants and options issued for services, unamortized as of June 30, 2003 was $407,184.

                               VITAL LIVING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -  EQUITY TRANSACTIONS (CONTINUED)

          WARRANTS AND OPTIONS ISSUED FOR SERVICES (CONTINUED)

          On April 3, 2003, the Board of Directors approved the granting of 35,000 warrants to acquire common stock of the Company with an exercise price of $1.00 per warrant to an agent who assisted in the private placement offering of 1,367,500 shares of our common stock completed during October 2002. The fair value of the warrants was calculated using the Black-Scholes pricing model and was determined to be zero. The warrant will expire in March 2008.

          WARRANTS AND OPTIONS ISSUED TO EMPLOYEES

          The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted in that standard, the Company has elected to continue to follow the recognition provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation. The fair value of the warrants and options are calculated using the Black-Scholes pricing model.

          On April 3, 2003, the Board of Directors approved the repricing of 1,340,000 warrants that were previously issued to an executive of the Company, during April 2002. These warrants were 100% vested on the date of grant and had an original exercise price of $1.50 per warrant. His warrant agreement was amended, to include, among other things, a reduction of the exercise price of the warrant to $0.01 per warrant, provide for a dilution provision, as defined, to waive the Company's 50% funding obligation of the exercise price, provide for full ratchet dilution protection and to extend the term of the warrant agreement for one additional year. The dilution provision provides that upon exercise of the warrant the executive shall be able to acquire the same percentage of common stock as represented by the percentage which would be acquired based on a ratio determined by the number of shares which the executive would acquire on the date of the amendment as compared to the total number of actual shares of common stock outstanding on such date.

          In accordance with FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation," among other things, a modification to the terms of a previously issued warrant or option would result in a non-cash charge to compensation expenses if the price of the Company's stock on the last day of trading of a reporting period is greater than the exercise price of the warrant. FIN No. 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of previous reporting period, but not below the exercise price of the warrant. The Company will adjust compensation expense upward and downward on a monthly basis, based on the trading price at the end of each such period as necessary to comply with provisions of FIN No. 44. Accordingly, the Company has recorded a charge to compensation expense of $1,362,400 during the quarter ending June 30, 2003, based on a closing price of the Company's common stock of $1.05 per share and recorded $18,000 of compensation expense upon the exercise of 30,000 warrants by this executive during May 2003.

          Effective May 7, 2003, an executive exercised, in part, his warrant and received 30,000 shares of Common stock.

          Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and awards under the fair value method of that standard. Under the fair value method, compensation expense is measured at the grant date based upon the fair value of the award using an option pricing model and is reorganized as expense on a straight line basis over the vesting period.

                               VITAL LIVING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -  EQUITY TRANSACTIONS (CONTINUED)

          WARRANTS AND OPTIONS ISSUED TO EMPLOYEES (CONTINUED)

          There were no warrants or options granted to employees or directors of the Company during the three months and six months ended June 30, 2003 thus the pro forma disclosures suggested by SFAS No. 123 are not presented for these periods. For the six months ended June 30, 2002, 125,000 options were granted to an employee and the fair value of the options was determined using the Black-Scholes pricing model using the following assumptions: dividend yield - 0%, volatility - 32.75%, weighted average life - 4 years and a risk free interest rate - 4.49%. The fair value of these options was determined to be zero. There were 1,840,000 warrants issued to an officer and a member of the Board of Directors for consulting services and the fair value of these warrants were determined using the Black-Scholes pricing model using the following assumptions: dividend yield - 0%, volatility - 30%, weighted average life - 5 years and a risk free interest rate - 1.77%. The fair value of these warrants was determined to be $233,680. The pro forma disclosures required in accordance with the provisions of FASB No. 123 for the three and six months ended June 30, 2003 and 2002 are presented as follows:

                                                         Three Months Ended                           Six Months Ended
                                                              June 30,                                     June 30,
                                                 ------------------------------------        ------------------------------------
                                                      2003                  2002                 2003                   2002
                                                 --------------        --------------        --------------        --------------
Net loss as reported                             $   (1,988,022)       $     (994,582)       $   (3,129,497)       $   (1,298,817)
Adjustment for repricing of warrant                     170,180                     -               170,180                     -
Compensation expense                                          -              (233,680)                    -              (233,680)
                                                 --------------        --------------        --------------        --------------

Pro forma net loss                                   (1,817,842)       $   (1,228,262)       $   (2,959,317)       $   (1,532,497)
                                                 --------------        --------------        --------------        --------------

Deemed dividend associated with beneficial
   conversion of preferred stock                       (312,693)             (526,449)           (1,146,653)             (530,532)
                                                 --------------        --------------        --------------        --------------

Pro forma net loss available to
   common shareholders                           $   (2,130,535)       $   (1,754,711)       $   (4,105,970)       $   (2,063,029)
                                                 --------------        --------------        --------------        --------------

As Reported:

Basic and diluted loss per share                 $        (0.11)       $        (0.07)       $        (0.18)       $        (0.10)
Deemed dividend associated with beneficial
   conversion of preferred stock                          (0.02)                (0.04)                (0.06)                (0.04)
                                                 --------------        --------------        --------------        --------------
Basic and diluted loss per share
   available to common shareholder               $        (0.13)       $        (0.11)       $        (0.24)       $        (0.14)
                                                 --------------        --------------        --------------        --------------

Pro forma:

Basic and diluted loss per share                 $        (0.10)       $        (0.09)       $        (0.16)       $        (0.11)
Deemed dividend associated with beneficial
   conversion of preferred stock                          (0.02)                (0.04)                (0.06)                (0.04)
                                                 --------------        --------------        --------------        --------------
Basic and diluted loss per share
   available to common shareholder               $        (0.12)       $        (0.13)       $        (0.22)       $        (0.15)
                                                 --------------        --------------        --------------        --------------

Weighted average basic and diluted
   common shares outstanding                         18,068,220            13,650,591            17,956,041            13,638,639
                                                 --------------        --------------        --------------        --------------

                               VITAL LIVING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -  SUBSEQUENT EVENTS

          On July 3, 2003, the Company formed a new wholly owned corporation, Nature's Systems, Inc. ("NSI"), and completed the acquisition of certain of the assets and assumed certain of the liabilities of privately-held Christopher's Original Formulas, Inc., an innovative nutraceutical company selling to health conscious consumers and practitioners nationwide, for 2,600,000 shares of restricted Vital Living common stock, with no registration rights. NSI will continue to market the entire line of Dr. Christopher products, which are sold at retail locations throughout the United States and are comprised of

NOTE 3 -  SUBSEQUENT EVENTS (CONTINUED)

          naturally occurring, primarily certified organic, substances. This transaction was exempt under Rule 4(2) of the Securities Act of 1933, as amended. In connection with this transaction the Company authorized the issuance of 100,000 shares of common stock to Aegis Capital for investment services, a company in which a member of the Board of Directors of the Company is a principal. The value of these shares was approximately $114,000 on the date of closing.

          On July 3, 2003, the Company accepted the resignation of William Coppel, President of Vital Living, and accepted the appointment of Stuart Benson, Vice-Chairman of the Company to the position of President. As part of the mutually agreed upon resignation agreement entered into between the Company and William Coppel, all severance payments under the contract were waived, and 280,000 shares of Vital Living common stock were returned to the Company at no expense. Additionally, William Coppel agreed to sell to the Company $12,000 of his remaining common shares per month at the agreed upon maximum price of $0.50 per share through December 2003.

          During July 2003, 12,000 shares of common stock were issued to CEO Cast for financial services valued at $14,160.

          On July 9, 2003, the Company sold units in the principal amount of $500,000, aggregating 500,000 shares of 50% Series C Preferred Stock which 500,000 Series D Warrants exercisable at $1.30 per share and 500,000 Series E Warrants exercisable at $1.60 per share. The securities were purchased by a single investor, Strong International Enterprises (HK) Co., Ltd. of Hong Kong. Stephen Chen, a shareholder of the Company, facilitated the placement of the units and received 250,000 Series D Warrants exercisable at $1.30 per share in connection with the sale, together with a cash commission of 12.5% of the gross proceeds raised. Mr. Chen also received 62,500 shares of common stock valued at $73,750 and an option to acquire 62,500 shares of common stock exercisable at $1.00 per share. The value of the option received by Mr. Chen was approximately $16,250, as computed under the Black-Sholes option pricing model. The transaction was exempt under
          Section 4.2 of the Securities Act of 1933, as amended. In July 2003, Mr. Chen's consulting agreement was amended, and he was granted 125,000 additional shares of common stock valued at $147,500 and 125,000 Series A Warrants to purchase common stock at an exercise price of $1.00 per share. The value of the warrants was approximately $32,500, as computed under the Black-Sholes option pricing model.

          In July 2003, the Company and Arizona Heart Institute, Inc. ("AHI") executed an amendment to the AHI agreement, extending the term for an additional year. In consideration for such extension, AHI received the right to exercise 100,000 shares of Common Stock through a "net exercise" provision (i.e. a certain amount of options are cancelled by virtue of an option exercise), and the option exercise period was extended to three years. AHI also agreed not to sell in excess of 25,000 shares received or such net expense in any rolling 30 day period. AHI also assigned its commissions and royalties to Cordan LLC, an entity affiliated with Dr. Diethrich's family.

          In July 2003, the AHI Management Hong Kong, Ltd. ("AHIHK") Agreement was amended to provide the immediate vesting of previously issued options to acquire 300,000 shares of our common stock at $0.35 per share, and the elimination of any lock-up period relating thereto. options require an outright purchase for cash consideration and are then subject to SEC Rule 144. In consideration for such change, AHIHK agreed to eliminate their right to act as our exclusive distributor in China. The Company is now able to seek other distributors in such territory on a non-exclusive basis.

          In accordance with FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation," among other things, a modification to the terms of a previously issued warrant or option would result in a non-cash charge to compensation expenses if the price of the Company's stock on the last day of trading of a reporting period is greater than the exercise price of the warrant. FIN No. 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of previous reporting period, but not below the exercise price of the warrant. The Company will adjust compensation expense upward and downward on a monthly basis, based on the trading price at the end of each such period as necessary to comply with provisions of FIN No. 44. Accordingly, the value of the option was approximately $254,250 upon execution of the amendment, as computed under the Black Scholes option pricing model, and was recorded to expense during July 2003.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing and in conjunction with the Company's Annual Report on From 10-KSB/A for the year ended December 31, 2002.

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

          The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to the Risk Factors. The Company wishes to caution investors that other factors could in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

          Readers are further cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

          BACKGROUND OVERVIEW

          The Company was formed on January 22, 2001 under the name Nutritional Systems, Inc. Effective May 7, 2001, the Company acquired substantially all the assets of Vital Living, Inc., a Delaware corporation. After the acquisition of Vital Living, Inc. assets, and the subsequent name change of Nutritional Systems, Inc. to Vital Living, Inc., pursuant to the terms of the merger agreement dated as of August 16, 2001, the Company merged with VCM Technology Limited ("VCM"), a company reporting under the Securities and Exchange Act of 1934. As set forth in the terms of the merger agreement, the Company acquired all the outstanding shares of common stock of VCM from its sole stockholder in an exchange for 5,062 shares the Company's restricted common stock. Vital Living, Inc. which was the successor corporation in the merger, commenced reporting under the Securities and Exchange Act of 1934 by assuming the reporting status of VCM, which in turn provided us with the ability to file for quotation on the OTC:BB.

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

          In November 2002, the Company completed the acquisition of all of the outstanding equity of MAF through the issuance of 2,500,000 share of the Company's common stock. MAF was a private company located in Boonton, NJ, which formulates, markets and distributes natural and organic food based preventative nutraceuticals and therapeutic/functional food products designed for high efficacy to support proactive human cell maintenance and rehabilitation, essential in the prevention and treatment of disease, as well as overall optimal body performance and metabolic function.

          The Company acquired MAF in an attempt to both broaden its product lines, and gain a distribution network other than the physician "script" method which is being used for Essentum(TM).

          RESULTS OF OPERATIONS

          QUARTER ENDED JUNE 30, 2003 COMPARED TO THE QUARTER ENDED JUNE 30,
          2002

          REVENUE: Revenue is generated from the sale of nutritional products. Total revenue for the quarter ended June 30, 2003 was $408,006 an increase of $391,117 or 2,316% from $16,889 in 2002. A large portion of the increase in revenue was due to the acquisition of MAF in November 2002.

          COST OF GOODS SOLD AND GROSS PROFIT: Cost of goods sold for the quarter ended June 30, 2003 was $187,924, an increase of $185,522, compared to $2,402 for 2002. A large portion of the increase was due to the acquisition of MAF and its corresponding increase in product sales.

          Gross profit percentage decreased for the quarter ended June 30, 2003 to 54% compared to 86% for the quarter ended June 30, 2002. The decrease in gross profit percentage reflects a lower overall margin realized on MAF products which comprised a majority of the revenues and cost of goods sold in 2003.

          ADMINISTRATIVE EXPENSE: Payroll and other labor costs increased to $1,739,775 for the quarter ended June 30, 2003 compared to $331,987 for 2002. The increase is primarily due to the repricing of a previously granted 2002 officer warrant during the three months ended June 30, 2003 which resulted in a charge to compensation expense in the amount of $1,380,400. FIN No. 44 requires, among other things, a non-cash charge to compensation expense if the price of our common stock on the last trading day of a reporting period is greater than the exercise price of certain options and warrants. FIN No. 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of previous reporting period, but not below the exercise price of the warrant. The Company will adjust compensation expense upward and downward on a monthly basis, based on the trading price at the end of each such period as necessary to comply with provisions of FIN No. 44. Payroll and other labor costs also increased in 2003 due to the November 2002 acquisition of MAF in which the Company absorbed their existing employees which was offset by the addition of one new executive in April 2002 who received a one-time signing bonus of $150,000.

          Consulting and professional fees decreased to $286,822 for the quarter ended June 30, 2003 compared to $492,997 for the same period a year ago. This decrease was the result of entering into various consulting agreements with individuals to provide strategic business planning, product branding and marketing and product development services during the second quarter of 2002 that have since expired and were not renewed. These consultants were generally paid a portion of their services in cash with the majority of their compensation tied to performance which was paid for by the issuance of common stock, common stock options or warrants. Included within the three months ended June 30, 2003 and 2002 is consulting and professional expense of $156,758 and $215,499, respectively, that was funded by the issuance of common stock, options and warrants. Consulting and professional expenses also decreased due to lower general legal and investor relation expenses.

          Selling, general and administrative expenses increased to $297,281 for the quarter ended June 30, 2003 compared to $82,771 for the same period in the prior year. The increase is due to the acquisition of MAF in with the Company is maintaining two offices and the overall general increase in selling and marketing activity as the Company continues to expand its markets. It is expected that selling, general and administrative expenses will continue to be significant as the Company continues to expand its marking efforts of Essentum(TM) and new and existing products. The Company is currently in the process of consolidating its operations located in New Jersey with its operations in Phoenix, Arizona and Provo, Utah which will provide for cost savings and efficiency in future months.

          Research and development ("R&D") costs are expensed as they are incurred and totaled $133,887 for the quarter ended June 30, 2003 compared to $101,314 for 2002. During 2002, several consultants were engaged to assist in formulating and branding the new product Essentum(TM) and conducting R&D activities in developing and formulating other new products. R&D expenses primarily consist of a portion of the salary of an employee, consulting and R&D related travel expenses. Included within R&D for the three months ended June 30, 2003 and 2002 is $87,649 and $84,814, respectively, of consulting expenses that were paid by the issuance of common stock, options and warrants. The Company expects that R&D activities will continue to be incurred in the future and will include an anticipated clinical trial of its new product Essentum(TM) during second half of 2003 which is estimated to cost between $100,000 and $150,000.

          Other income increased to $249,661 due to a management agreement entered into with COF during April 2003 which resulted in management fees of $256,000 being earned from a related party during the three months ended June 30, 2003. There was no such management agreement in place during 2002.

          NET LOSS: The Company's net loss from operations for the quarter ended June 30, 2003 was $(1,988,022) compared to a net loss of $(994,582)
          during 2002, an increase of $993,440. The increase in net loss was primarily due to the repricing of a previously granted 2002 officer warrant that resulted in a non-cash charge of $1,380,400 to compensation expense. Lower consulting expenses incurred during the three months ended June 30, 2003 were offset by higher selling and general and administrative expenses resulting from continued marketing efforts of its products and costs of operating MAF, which was acquired in November 2002. During the year ended December 31, 2002 and through the second quarter of 2003, the Company continued to sell its existing retail product lines but sales are not sufficient to cover existing overhead and fund new product marketing efforts. It is expected that the Company will continue to incur losses while it transitions its product lines from its existing retail inventory of traditional supplements to its condition specific supplements (such as Essentum(TM)) and they gain acceptance in the market and become more widely distributed throughout the Company's distribution networks. The acquisition of MAF and the exploitation of its distribution channels will provide future opportunity for growth as new products are introduced. Although the Company anticipates that it will achieve positive cash flow from operations this year, there are no assurances that the sales of the Company's products will achieve volumes in quantities sufficient to sustain ongoing operations. Accordingly, the Company may continue to raise capital through the issuance of its common and/or preferred stock or debt instruments in order to maintain its existing business strategy until such time that cash flows from operations are sufficient to satisfy its obligations as they come due.

          SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

          REVENUE: Total revenue for the six months ended June 30, 2003 was $833,330 an increase of $795,664 from $37,666 in 2002. A large portion of the increase in revenue was due to the acquisition of MAF in November 2002.

          COST OF GOODS SOLD AND GROSS PROFIT: Cost of goods sold for the six months ended June 30, 2003 was $468,332, an increase of $453,740, compared to $14,592 for 2002. A large portion of the increase was due to the acquisition of MAF and its corresponding increase in product sales.

          Gross profit percentage decreased for the six months ended June 30, 2003 to 44% compared to 61% for the six months ended June 30, 2002. The decrease in gross profit percentage reflects a lower overall margin realized on MAF products which comprised a majority of the revenues and cost of goods sold during 2003.

          ADMINISTRATIVE EXPENSE: Payroll and other labor costs increased to $2,107,810 for the six months ended June 30, 2003 compared to $504,405 for 2002. The increase is primarily due to the repricing of a previously granted 2002 officer warrant during the three months ended June 30, 2003 which resulted in a non-cash charge to compensation expense in the amount of $1,380,400. Payroll and other labor costs also increased in 2003 due to the November 2002 acquisition of MAF in which the Company absorbed their existing employees. This increase in 2003 was partially offset by the addition of one new executive in April 2002 who received a one-time signing bonus of $150,000.

          Consulting and professional fees increased to $755,878 for the six months ended June 30, 2003 compared to $533,013 for the same period a year ago. This increase was primarily attributable to expenditures related to consultants engaged to provide investment banking and investor relation services during 2003 in efforts by the Company to raise capital as well as a consultant engaged to assist in providing management services for COF. These consultants were generally paid a portion of their services in cash with the majority of their compensation tied to performance which was paid by the issuance of common stock, common stock options or warrants. Included within the six months ended June 30, 2003 and 2002 is consulting and professional expense of $294,476 and $215,499, respectively, that was funded by the issuance of common stock, options and warrants. A majority of the remainder of the increase in consulting and professional expenses is due to higher general accounting and investor relation expenses.

          Selling, general and administrative expenses increased to $589,964 for the six months ended June 30, 2003 compared to $156,779 for the same period in the prior year. The increase is due the acquisition of MAF and the overall general increase in selling and marketing activity as the Company continues to expand its markets. It is expected that selling, general and administrative expenses will continue to be significant as the Company continues to expand its marking efforts of Essentum(TM) and new and existing products. Consolidation of its New Jersey operations is expected to provide cost savings and efficiency in future months.

          Research and development ("R&D") costs are expensed as they are incurred and totaled $277,523 for the six months ended June 30, 2003 compared to $127,694 for 2002. During 2002, several consultants were engaged to assist in formulating and branding the new product Essentum(TM) and conducting R&D activities in developing and formulating other new products. R&D expenses primarily consist of a portion of the salary of an employee, consulting and R&D related travel expenses. Included within R&D for the six months ended June 30, 2003 and 2002 is $175,298 and $98,444, respectively, of consulting expenses that were paid by the issuance of common stock, options and warrants. The Company expects that R&D activities will continue to be incurred in the future and will include an anticipated clinical trial of its new product Essentum(TM) during second half of 2003 which is estimated to cost between $100,000 and $150,000.

          Other income increased to $236,680 primarily due to a management agreement entered into with COF during April 2003 which resulted in management fees of $256,000 being earned from a related party during the six months ended June 30, 2003. There was no such management agreement in place during 2002.

          NET LOSS: The Company's net loss from operations for the six months ended June 30, 2003 was $(3,129,497) compared to a net loss of $(1,298,817) during 2002, an increase of $1,830,680. The increase in net loss was primarily the result of the repricing of an officer warrant which resulted in a non-cash charge of $1,380,400 to compensation expense. The loss in 2003 was further increased by higher support and infrastructure costs, including personnel, consultants and other professionals associated with the anticipated growth of its products and the costs of operating MAF. The Company is currently in the process of consolidating its operations located in New Jersey with its operations in Phoenix, Arizona and Provo, Utah which will provide for cost savings and efficiency in future months.

          During the year ended December 31, 2002 and through the second quarter of 2003, the Company continued to sell its existing retail product lines but sales are not sufficient to cover existing overhead and fund new product marketing efforts. It is expected that the Company will continue to incur losses while it transitions its product lines from its existing retail inventory of traditional supplements to its condition specific supplements (such as Essentum(TM)) and they gain acceptance in the market and become more widely distributed throughout the Company's distribution network. The acquisition of MAF and the exploitation of its distribution channels will provide future opportunity for growth and as new products are introduced. Although the Company anticipates that it will achieve positive cash flow from operations this year, there are no assurances that the sales of the Company's products will achieve volumes in quantities sufficient to sustain ongoing operations. Accordingly, the Company may continue to raise capital through the issuance of its common and/or preferred stock or debt instruments in order to maintain its existing business strategy until such time that cash flows from operations are sufficient to satisfy its obligations as they come due.

          CRITICAL ACCOUNTING POLICIES

          As part of compensation to employees and various Board of Directors, financial advisors and consultants in lieu of cash payments for services and to incentivise their performance under various contractual agreements, the Company may issue restricted common stock, warrants and options. The Company accounts for the issuance of common stock based upon the fair value of its common stock on the date of issuance. The Company accounts for its stock option plan in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25 and when required provide the pro forma disclosure provisions of SFAS No. 123.

          The Company is subject to reporting requirements of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation" that requires a non-cash charge to deferred compensation expense if the price of the Company's common stock on the last trading day of each reporting period is greater that the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the trading price exceeds the exercise price of the options. The charge is related to a warrant granted to an executive in 2002 and re-priced in April 2003, (see Note 2).

          LIQUIDITY AND CAPITAL RESERVES

          The accompanying consolidated financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations during its operating history. Although management believes that the aggregate net cash proceeds of approximately $875,000 generated from a private sale of non-voting 25% convertible Series B Preferred Stock in April 2003 and aggregate net cash proceeds of approximately $437,500 generated from a private sale of non-voting 59% convertible Series C Preferred Stock in July 2003 together with funds from operations will be sufficient to cover anticipated cash requirements for the near term, management will be required to raise additional capital through an offering of securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company. If successful, these actions will serve to mitigate the factors which have raised substantial doubt about the Company's ability to continue as a going concern and increase the availability of resources for funding of the Company's current operations and future market development. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to investors.

          The Company has expressed an interest in conducting a double blinded, placebo, multi arm study to validate and publish the results of the Essentum(TM) product as it reduces cardiovascular disease risk factors. Management currently estimates the cost of clinical trials to be between $100,000 and $150,000; however, anticipated clinical costs are extremely hard to estimate and are variable based upon numerous conditions. There can be no assurance that the clinical trials will fall within this range, will be successful or that the Company will conduct such tests. If the Company does conduct clinical trials, funds will come from a combination of cash on hand and anticipated funds received from the private placement of its securities.

          In connection with the MAF Acquisition, the Company assumed its outstanding debt obligations and provided a guaranty of approximately
          (i) $242,000 of MAF debt which was incurred in connection with MAF's acquisition in early 2002 of Boulder Endurance Co., Inc. The Company also agreed to indemnify an officer of the Company for a loan obligation of MAF of $582,000, which relates to a loan facility from Commerce Bank NA of Flemington, NJ. This obligation, which bears interest at the prime rate plus 1.5% and matures in 2008, is 75% guaranteed by the U.S. Small Business Administration. As of June 30, 2003, $104,166 remains outstanding on the Boulder Bar debt and $520,516 remains outstanding on the bank debt.

          To the extent that there are cash flow shortages, the Company may finance its operations through the sale of equity securities, which would include the private sales of common and preferred stock. On June 21, 2002, Vital Living completed a private placement offering of 3,712,000 shares of 10% Series A Preferred Stock at $1.00 per share resulting in cash proceeds of $3,593,807, net of expenses of $118,193. The Preferred Stock was sold directly by the Company to accredited investors and no commissions were paid on any funds raised.

          Concurrently with the closing of the MAF Acquisition, the Company completed the initial placement of 18.678 Units, each Unit consisting of 70,000 shares of Common Stock, five year warrants to acquire 70,000 shares of Common Stock, such warrants at an exercise price of $1.65 per share (the "Series B Warrants") and five year warrants to acquire 70,000 shares of Common Stock at an exercise price of $2.14 per share (the "Series C Warrants"). The total proceeds raised in the initial closing of the offering, was $1,307,500, and $50,000 was raised in a subsequent closing, or an additional .858 units. Offering expenses were $170,385. The aggregate number of shares of Common Stock issued in all of the closings was 1,367,500 shares. A like number of Series B Warrants and Series C Warrants were also issued with an exercise price of $1.65 and $2.14 per share, respectively. The Company has an obligation to register the shares of common stock issued in connection with the private placement, as well as the shares which may be issued upon exercise of the Series B Warrants and Series C Warrants, within 90 days from the closing, subject to extension in certain events. As of June 30, 2003, the registration statement has been filed awaiting the SEC declaring it effective.

          On April 16, 2003, the Company completed the sale of 1,000,000 shares of non-voting convertible Series B Preferred Stock ("Series B Preferred Stock") generating proceeds of $875,000, net of offering costs of $125,000. The Series B Preferred have no registration rights and includes 1,000,000 unregistered class D warrants and 1,000,000 unregistered class E warrants. The class D Warrants and class E Warrants are exercisable at $1.30 and $1.60 per warrant, respectively. The holder of the Series B Preferred Stock is entitled to, on a one time basis, a preferred dividend at a rate of 25% per annum, subject to adjustment. Each share of Series B Preferred Stock is convertible into one share of common stock at any time. The Series B Preferred Stock was purchased by a single investor. In connection with this offering 200,000 Series D warrants with an exercise price of $1.30 per share and a commission equal to 12.5% of the proceeds (or $125,000) were paid to a shareholder of the Company to facilitate the transaction.

          On July 9, 2003, the Company sold units in the principal amount of $500,000, aggregating 500,000 shares of 50% Series C Preferred Stock which 500,000 Series D Warrants exercisable at $1.30 per share and 500,000 Series E Warrants exercisable at $1.60 per share. The securities were purchased by a single investor, Strong International Enterprises (HK) Co., Ltd. of Hong Kong. Stephen Chen, a shareholder of the company, facilitated the placement of the units and received 250,000 Series D Warrants exercisable at $1.30 per share in connection with the sale, together with a cash commission of 12.5% of the gross proceeds raised. Mr. Chen also received 62,500 shares of common stock valued at $73,750 and an option to acquire 62,500 shares of common stock exercisable at $1.00 per share. The value of the option received by Mr. Chen was approximately $16,250, as computed under the Black-Sholes option pricing model. The transaction was exempt under
          Section 4.2 of the Securities Act of 1933, as amended.

          GOING CONCERN

          The accompanying consolidated financial statements as of June 30, 2003 have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations during its operating history. Although management believes that the aggregate net proceeds of approximately $4.8 million from the two private offerings in 2002, an $875,000 private offering during April 2003, a $437,500 private offering duing July 2003 together with funds from operations, will be sufficient to cover anticipated cash requirements for the near term, management will be required to raise additional capital through an offering of securities to fund the Company's operations, and will attempt to continue raising capital resources until such time as the Company generates revenues sufficient to maintain itself as a viable entity. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company. If successful, these actions will serve to mitigate the factors which have raised concern about the Company's ability to continue as a going concern and increase the availability of resources for funding of the Company's current operations and future market development. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets liabilities that might be necessary should the Company be unable to continue as a going concern. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to investors.

ITEM 3.   CONTROLS AND PROCEDURES

          Management has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, management has concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the evaluation date.

PART II -- OTHER INFORMATION

          Item 1     Legal Proceedings.

                     None

          Item 2.    Changes in Securities.

          On April 3, 2003, by unanimous written consent, the Board of Directors approved the following issuances of securities:

                    - Pursuant to an Investment banking and advisory agreement dated December 20, 2002, the issuance of 100,000 shares of the Company's common stock to HCFP Brenner Securities which had a fair value of $70,900.

                    - In connection with the acquisition of MAF and the related private placement of 1,367,500, the Company issued 50,000 shares of common stock to Paul Hickey as compensation for services rendered which had a fair value of $35,450.

                    - In connection with the acquisition of MAF and the related private placement of 1,367,500, the Company issued 30,000 shares of common stock to Reed Smith LLP as compensation for services rendered which had a fair value of $21,270.

                    - In connection with the acquisition of MAF and the related private placement of 1,367,500, the Company granted to Atlas Capital Services, Inc. as compensation for services rendered 35,000 warrants with an exercise price of $1.00 per share to acquire common stock of the Company. The warrants were valued using the Black Scholes pricing model and had zero value. The warrant will expire in March 2008.

                    - In conjunction with consulting agreements entered into with Dr. Michael Davidson and Dr. Howard Wernick during 2002, in order to adequately compensate them for services rendered, the Company issued an additional 10,000 shares of common stock each, or 20,000 shares, for consulting services rendered during the quarter ended March 31, 2003. The issuance of common stock had a combined fair value of $14,180.

                    - On April 3, 2003, the Board of Directors approved the repricing of 1,340,000 warrants that were previously issued to Stuart Benson, President off the Company, during April 2002. These warrants were 100% vested on the date of grant and had an original exercise price of $1.50 per warrant. His warrant agreement was amended, to include, among other things, a reduction of the exercise price of the warrant to $0.01 per warrant, provide for a dilution provision, as defined, to waive the Company's 50% funding obligation of the exercise price, provide for full ratchet dilution protection and to extend the term of the warrant agreement for one additional year. The dilution provision provides that upon exercise of the warrant the executive shall be able to acquire the same percentage of common stock as represented by the percentage which would be acquired based on a ratio determined by the number of shares which the executive would acquire on the date of the amendment as compared to the total number of actual shares of common stock outstanding on such date.

                              In accordance with FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation," among other things, a modification to the terms of a previously issued warrant or option would result in a non-cash charge to compensation expenses if the price of the Company's stock on the last day of trading of a reporting period is greater than the exercise price of the warrant. FIN No. 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of previous reporting period, but not below the exercise price of the warrant. The Company will adjust compensation expense upward and downward on a monthly basis, based on the trading price at the end of each such period as necessary to comply with provisions of FIN No.
                              44. Accordingly, the Company has recorded a charge to compensation expense of $1,362,400 during the quarter ending June 30, 2003, based on a closing price of the Company's common stock of $1.05 per share and recorded $18,000 of compensation expense upon the exercise of 30,000 warrants by this executive during May 2003.

          On April 16, 2003, the Company completed the sale of 1,000,000 shares of non-voting convertible Series B Preferred Stock ("Series B Preferred Stock") generating proceeds of $875,000, net of offering costs of $125,000. The Series B Preferred have no registration rights and includes 1,000,000 unregistered class D warrants and 1,000,000 unregistered class E warrants. The class D Warrants and class E Warrants are exercisable at $1.30 and $1.60 per warrant, respectively. The holder of the Series B Preferred Stock is entitled to, on a one time basis, a preferred dividend at a rate of 25% per annum, subject to adjustment. Each share of Series B Preferred Stock is convertible into one share of common stock at any time. The Series B Preferred Stock was purchased by a single investor. In connection with this offering 200,000 Series D warrants with an exercise price of $1.30 per share and a commission equal to 12.5% of the proceeds (or $125,000) were paid to a shareholder of the Company to facilitate the transaction.

          During May 2003, the Company issued 10,000 shares of common stock each, a total of 20,000 shares, to two members of its Board of Directors as compensation for services provided which had a combined value of $10,980 on the date of issuance and was expensed in May 2003.

          In conjunction with consulting agreements entered into with Dr. Michael Davidson and Dr. Howard Wernick during 2002, 10,000 shares of common stock each, or 20,000 shares, were issued during the quarter ended June 30, 2003 for consulting services rendered during the second quarter of 2003. The issue of common stock during June 2003 had a combined value of $21,000 and was expensed in June 2003.

          On July 3, 2003, the Company formed a new wholly owned corporation Nature's Systems, Inc. ("NSI"), and completed the acquisition (the "Acquisition") of certain of the assets and assumed certain of the liabilities of privately-held Christopher's Original Formulas, Inc., an innovative nutraceutical company selling to health conscious consumers and practitioners nationwide, for 2,600,000 shares of restricted Vital Living common stock, with no registration rights. NSI will continue to market the entire line of Dr. Christopher products, which are sold at retail locations throughout the United States and are comprised of naturally occurring, primarily certified organic, substances. This transaction was exempt under Rule 4(2) of the Securities Act of 1933, as amended. In connection with this transaction the Company authorized the issuance of 100,000 shares of common stock to Aegis Capital for investment services, a company in which Robert Eide is a principal. The value of these shares was approximately $114,000 on the date of closing.

          On July 9, 2003, the Company sold units in the principal amount of $500,000, aggregating 500,000 shares of 50% Series C Preferred Stock, 500,000 Series D Warrants exercisable at $1.30 per share and 500,000 Series E Warrants exercisable at $1.60 per share. The securities were purchased by a single investor, Strong International Enterprises (HK) Co., Ltd. of Hong Kong. Stephen Chen, a shareholder of the Company, facilitated the placement of the units and received 250,000 Series D Warrants exercisable at $1.30 per share in connection with the sale, together with a cash commission of 12.5% of the gross proceeds raised. Mr. Chen also received 62,500 shares of common stock valued at $73,750 and an option to acquire 62,500 shares of common stock exercisable at $1.00 per share. The value of the option received by Mr. Chen was approximately $16,250, as computed under the Black-Sholes option pricing model. The transaction was exempt under Section 4.2 of the Securities Act of 1933, as amended. In July 2003, Mr. Chen's consulting agreement was amended, and he was granted 125,000 additional shares of common stock valued at $147,500 and 125,000 Series A Warrants to purchase common stock at an exercise price of $1.00 per share. The value of the warrants was approximately $32,500, as computed under the Black-Sholes option pricing model.

          On July 9 July 2003, 12,000 shares of common stock were issued to CEO Cast for financial services valued at approximately $14,160.

          In July 2003, the Company and AHI executed an amendment to the AHI agreement, extending the term for an additional year. In consideration for such extension, AHI received the right to exercise 100,000 shares of Common Stock through a "net exercise" provision (i.e. a certain amount of options are cancelled by virtue of an option exercise), and the option exercise period was extended to three years. AHI also agreed not to sell in excess of 25,000 shares received or such net expense in any rolling 30 day period. AHI also assigned its commissions and royalties to Cordan LLC, an entity affiliated with Dr. Diethrich's family.

          Item 3.      Defaults by the Company Upon Its Senior Securities.

                       None

          Item 4.      Submission of Matters to a Vote of Security Holders.

                       None.

          Item 5.      Other Information.

                       None

          Item 6.      Exhibits and Reports on Form 8-K

                       (a.) Exhibits

EXHIBIT
NUMBER                                  DESCRIPTION
--------------------------------------------------------------------------------
2.1       Agreement and Plan of Merger between Vital Living, Inc. and VCM
          Technology Limited(1)

2.2       Stock Purchase Agreement dated as of October 23, 2002 by and among
          Vital Living, Inc., MAF BioNutritionals, LLC, a New Jersey limited
          Liability company, William A. Coppel, Kenneth Martin, Phillip B.
          Maffetone, Leslie C. Quick, III, Thomas C. Quick and Kenneth Glah(3)

2.3       Asset Purchase Agreement, dated June 20, 2003, by and between Vital
          Living, Inc., Nature Systems, Inc. and Christopher's Original
          Formulas, and certain Indemnifying Shareholders identified therein(13)

3.1       Certificate of Merger between Vital Living, Inc. and VCM Technology
          Limited(1)

3.2       Amended and Restated Articles of Incorporation for Vital Living,
          Inc.(1)

3.3       Amended and Restated Bylaws for Vital Living, Inc.(1)

4.1       Form of Subscription Agreement for November 2002 offering(3)

4.2       Form of Registration Rights Agreement(3)

4.3       Form of Series A Warrant(4)

4.4       Form of Series B Warrant(3)

4.5       Form of Series C Warrant(3)

4.6       Certificate of Determination of Series A Preferred(4)

4.7       Voting Agreement(3)

4.8       Form of Series D Warrant(12)

4.9       Form of Series E Warrant(12)

4.10       Certificate of Determination for Series B Preferred(12)

4.11       Form of Subscription Agreement for Series B Preferred Stock(12)

4.12       Certificate of Determination for Series C Preferred Stock(14)

4.13       Form of Subscription Agreement for Series C Preferred Stock(14)

10.1       Agreement with Arizona Heart Institute dated August 21, 2001(2)

10.2       Agreement with AHI Management Hong Kong, Ltd., Ltd. dated August 21,
           2001(2)

10.3       Employment agreement with Bradley D. Edson(2)

10.4       Employment agreement with Eric Anderson(2)

10.5       Scientific Advisory Board Agreement with Howard Wernick(2)

10.6       Lock up Agreement with Brad Edson, Martin Gerst, Donald Hannah
           Kenneth Lind(2)

10.7       Form of Amended Lock Up Agreement(8)

10.8       Tempe, Arizona Property Lease(2)

10.9       Amendment to Agreement with AHI Management Hong Kong, Ltd., Ltd.
           dated February 26, 2002(5)

10.10      Consulting Agreement with Leslie D. Michelson(6)

10.11      Consulting Agreement with Brian C. Smith(6)

10.12      Scientific Advisory Board Agreement with Michael H. Davidson(6)

10.13      Clinic Trial Agreement with the Phoenix Fire Department(8)

10.14      Amendment to Employment Agreement with Brad Edson(7)

10.15      Restated Employment Agreement with Stuart Benson(7)

10.16      Employment Agreement with William Copell(7)

10.17      Peck and Gross Consulting Agreement(8)

10.18      CHG Allied Distribution Agreement(8)

10.19      Agreement with National Provider Nationwide(8)

10.20      Consulting Agreement with Martin Wallace(8)

10.21      Consulting Agreement with Weil Consulting Corporation(8)

10.22      Consulting Agreement with Mark Behringer(8)

10.23      Consulting Agreement with Robert A. Cooke(8)

10.24      Consulting Agreement with Martin Gerst(8)

10.26      Letter of Intent for acquisition of Christopher' Original Formula,
           Inc., and related Security Agreement, Promissory Note, Pledge
           Agreement and Guaranty(12)

10.27      Management Agreement for Christopher's Original Formula, Inc.(12)

10.28      Amendment to Warrant Agreement for Stuart Benson(12)

10.29      Warrant Agreement for Stephen Chen(12)

10.30      Consulting Agreement with Stephen Chen dated May 19, 2002(12)

10.31      Scientific Advisory Board Agreement with Dr. Dennis Sprecher(9)

10.32      Scientific Advisory Board Agreement with John A. Sutherland(10)

10.33      Scientific Advisory Agreement with Thomas Allison Phd and the Mayo
           Foundation for Medical Education and Research(10)

10.34      Scientific Advisory Board Agreement with Ronald M. Krauss(11)

10.35      Scientific Advisory Board Agreement for Dr. David Maron(12)

10.36      Amendment No. 2 to AHI Agreement(14)

10.37      Settlement Agreement with William Coppel(13)

31.1 Chief Executive Officer Certification pursuant to Section 13a-14 of the Securities Exchange Act.*

31.2 Chief Financial Officer Certification pursuant to Section 13a-14 of the Securities Exchange Act.*

32.1       Certificate Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002*

32.2       Certificate Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002*

----------

(1)  Filed in Form 8-K on October 1, 2001

(2)  Filed on Form 8-K on November 20 , 2001

(3)  Filed on Form 8-K on November 4, 2002

(4)  Filed on Form 8-K on July 2, 2002

(5)  Filed in Form 8-K on February 28, 2002

(6) Filed on From 10-KSB on April 1, 2002 for the fiscal year ended December 31, 2001.

(7)  Filed on Form 8-K on December 5, 2002

(8) Filed with Amendment No. 1 to Form SB-2 to Registration Statement 333-102106 on March 7, 2003

(9)  Filed on Form 8-K on May 31, 2002

(10) Filed on Form 8-K on June 13, 2002

(11) Filed on Form 8-K on July 2, 2002

(12) Filed on Amendment No. 2 to Form SB-2 to Registration Statement 333-102106 on April 28, 2003

(13) Filed on Form 8-K on July 16, 2003

(14) Filed on Amendment No. 4 to Form SB-2 to Registration Statement 333-102106 on July 23, 2003

*    Filed here within.



             (b.) Reports on Form 8-K

                  June 25, 2003 - Vital Living Inc. (OTCBB: VTLV) (the "Company") entered into a definitive agreement (a copy of which is filed as Exhibit 2.1 to this Current Report on Form 8-K) to acquire, through a new wholly owned corporation Nature's Systems, Inc. ("NSI") in a stock for assets transaction (the "Acquisition") certain assets of privately-held Christopher's Original Formulas, Inc., an innovative nutraceutical company selling to health conscious consumers and practitioners nationwide, for 2,600,000 shares of restricted Vital Living common stock, with no registration rights.

                  July 2, 2003 - Vital living announces the completion of the acquisition of, through a new wholly owned corporation Nature's Systems, Inc. ("NSI") in a stock for assets transaction, certain assets of privately-held Christopher's Original Formulas, Inc.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAL LIVING, INC.
(Registrant)

By:/s/  Bradley D. Edson, C.E.O.                           Date: August 12, 2003
   ---------------------------------
        Bradley D. Edson, C.E.O.

By:/s/  William Vreeland, C.F.O.                           Date: August 12, 2003
   ---------------------------------
        William Vreeland, C.F.O.