Form 10QSB
period 2003-09-30
VITAL LIVING INC
filed 2003-11-19
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒         No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practical date:

As of November 10, 2003, there were 57,601,170 shares of common stock outstanding.

Transition Small Business Disclosure Format (Check one): Yes ☐    No ☒

VITAL LIVING, INC.

PART 1 —FINANCIAL INFORMATION

Item 1.  Financial Information

Consolidated Balance Sheets

(Unaudited)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash	$184,851	$1,416,073
Accounts receivable, net of allowance for doubtful accounts of $13,500 and $0, respectively	220,725	68,234
Accounts receivable related party	256,000	—
Inventory	359,716	273,361
Prepaid expenses and other current assets	255,410	25,833
Total current assets	1,276,702	1,783,501

Noncurrent assets
Office machinery and equipment, net	201,296	172,295
Goodwill	8,853,032	4,893,517
Intangible assets, net	42,501,519	327,498
Other assets	27,168	2,807
	51,583,015	5,396,117

Total assets	$52,859,717	$7,179,618

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,097,128	$428,287
Accounts payable related parties	196,099	22,500
Accrued liabilities	590,078	257,321
Current portion of long-term debt	612,872	291,688
Note payable stockholder	100,000	—
Total current liabilities	2,596,177	999,796

Long term debt	412,083	521,494
Total liabilities	3,008,260	1,521,290

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $.001 par value; 50,000,000 shares authorized:
Preferred Stock-Series A, $.001 par value; 10,000,000 shares authorized; 3,872,800 and 3,712,000 shares issued and outstanding, respectively	3,873	3,712
Preferred Stock-Series B, $.001 par value; 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding, respectively	1,000	—
Preferred Stock-Series C, $.001 par value; 3,000,000 shares authorized; 500,000 and 0 shares issued and outstanding, respectively	500	—
Preferred Stock-Series D, $.001 par value; 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding, respectively	1,000	—
Paid-in capital - preferred	9,427,289	6,972,267
Discount on preferred stock	—	(1,146,653)
Common stock, $.001 par value; 100,000,000 shares authorized; 55,164,388 and 17,842,616 shares issued and outstanding, respectively	55,164	17,843
Paid-in capital - common	64,992,694	8,021,453
Restricted common stock issued for services, unamortized	(66,973)	(249,085)
Warrants and options issued for services, unamortized	(257,963)	(732,883)
Retained deficit	(24,251,614)	(7,228,326)
Treasury stock, 352,000 shares, at cost	(36,280)	—
Accumulated other comprehensive income	(17,233)	—
Total stockholders’ equity	49,851,457	5,658,328

Total liabilities and stockholders’ equity	$52,859,717	$7,179,618

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue	$861,649	$67,712	$1,694,979	$105,378

Cost of goods sold	448,151	40,891	916,483	55,483

Gross profit	413,498	26,821	778,496	49,895

Administrative expenses
Salaries and benefits	9,453,692	228,347	11,561,502	732,752
Professional and consulting fees	1,341,768	662,404	2,097,646	1,195,417
Selling, general and administrative	1,322,303	111,585	1,912,267	268,364
Research and development	83,888	100,399	361,411	228,093

Total administrative expenses	12,201,651	1,102,735	15,932,826	2,424,626

Net loss from operations	(11,788,153)	(1,075,914)	(15,154,330)	(2,374,731)

Other income (expense)
Other income related party	—	—	256,000	—
Interest income	527	10,251	4,814	10,251
Interest expense	(117,613)	—	(141,220)	—
Other expense	(1,411)	—	(1,411)	—

Total other income (expense)	(118,497)	10,251	118,183	10,251

Net loss	(11,906,650)	(1,065,663)	(15,036,147)	(2,364,480)

Deemed dividend associated with beneficial conversion of preferred stock	(460,000)	(852,493)	(1,606,653)	(1,383,025)

Net loss available to common stockholders	$(12,366,650)	$(1,918,156)	$(16,642,800)	$(3,747,505)

Basic and diluted loss per share	$(0.35)	$(0.08)	$(0.62)	$(0.17)

Deemed dividend associated with beneficial conversion of preferred stock	(0.01)	(0.06)	(0.07)	(0.10)

Basic and diluted loss per share available to common stockholders	$(0.36)	$(0.14)	$(0.69)	$(0.27)

Weighted average basic and diluted common stock outstanding	33,902,178	13,739,316	24,183,453	13,672,373

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(15,036,147)	$(2,364,480)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	674,844	35,250
Issuance of common stock for services	493,610	—
Issuance of common stock for compensation	1,781,000	—
Issuance of warrants for services	32,500	—
Issuance of warrants for compensation	6,800,000	—
Amortization of restricted common stock, options and warrants issued for services	657,032	500,412
Repricing of warrants	2,028,400	—
Change in operating assets and liabilities:
Accounts receivable	(29,572)	(31,174)
Accounts receivable related party	(256,000)	89,872
Inventory	53,248	(128,164)
Prepaid expenses and other current assets	(36,349)	4,246
Accounts payable	(149,804)	20,041
Accrued liabilities	332,757	12,062

Cash used in operating activities	(2,654,481)	(1,861,935)

Cash flows from investing activities:
Cost of acquisitions, net of cash acquired of $39,713	(387,217)	(222,720)
Purchase of equipment	(4,686)	(112,303)
Purchase of intangibles	(760)	—

Cash used in investing activities	(392,663)	(335,023)

Cash flows from financing activities:
Payment on note and payable to officers, net	(21,374)	(83,426)
Payment on notes payable, net	(253,021)	—
Cash proceeds from sale of preferred stock, net of offering costs	2,127,500	3,593,807
Purchase of treasury stock	(36,000)	—
Cash proceeds from exercise of warrants	16,050	—

Cash provided by financing activities	1,833,155	3,510,381

Effect of foreign exchange rates on cash	(17,233)	—

Net increase (decrease) in cash	(1,231,222)	1,313,423

Cash at beginning of period	1,416,073	179

Cash at end of period	$184,851	$1,313,602

Supplemental cash flow information:
Interest paid	$43,331	$—

Non cash investing activities:
Common stock issued for acquisitions and acquisition costs	$45,346,417	$—

Non cash financing activities:
Issuance of common stock for services	$493,610	$162,000
Issuance of common stock for compensation	$1,781,000	$—
Issuance of warrants and options for services	$32,500	$1,210,158
Issuance of warrants for compensation	$6,800,000	$—
Repricing of warrants	$2,028,400	$—
Issuance of Series A preferred stock dividend	$380,488	$—
Conversion of Series A preferred stock to common stock	$419,856	$—
Deemed dividend associated with beneficial conversion of preferred stock	$1,606,653	$1,383,025

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 -     Significant Accounting Policies

The accompanying unaudited consolidated financial statements at September 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-QSB.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position as of September 30, 2003 and results of operations and cash flows for the nine month period then ended.  All such adjustments are of a normal recurring nature.  The results of operations for these interim periods are not necessarily indicative of the results expected for a full year.  Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2002.

Organization and description of business

Vital Living, Inc. (the “Company” or “Vital Living”) was incorporated in the state of Nevada on January 22, 2001.  The Company develops and markets nutraceuticals formulated by physicians for distribution through physicians.  The Company is developing and testing nutraceuticals in collaboration with medical experts based on the best available scientific evidence.  Nutraceuticals are designed to be incorporated by physicians into a standard physician/patient program, supported by a specially designed compliance regimen.  The Company also formulates, markets and distributes vitamins and herbs, high quality dietary supplements and therapeutic/functional food products.  The Company has multiple products under development that incorporate proprietary pharmaceutical drug delivery technology.

Going concern

The accompanying consolidated financial statements as of September 30, 2003 have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has suffered recurring losses from operations during its operating history.  Management believes that the aggregate net proceeds of $2,127,500 from its private offerings of preferred stock completed during the nine months ended September 30, 2003, an aggregate principal amount of $1,500,000 of senior convertible promissory notes executed in October and November 2003, borrowings available under existing debt arrangements together with funds from operations will be sufficient to cover anticipated cash requirements for the near term.  However, management will be required to raise additional capital through offerings of securities to fund the Company’s operations, and will attempt to continue raising capital resources if the Company does not begin to generate revenue sufficient to maintain itself as a viable entity.  Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company.  If successful, these actions will serve to mitigate the factors which have raised doubt about the Company’s ability to continue as a going concern and increase the availability of resources for funding of the Company’s current operations and future market development.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.  No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to investors.

Acquisitions

MAF BioNutritionals, LLC

On November 5, 2002, the Company entered into a definitive agreement to acquire 100% of the equity of MAF BioNutritionals, LLC (“MAF”) in exchange for 2,500,000 shares of restricted common stock and the assumption of $864,134 of liabilities.  The transaction closed on November 22, 2002.  The MAF assets acquired and obligations assumed as of the closing of the transaction are summarized as follows:

Working capital assets and (liabilities), net	$(119,400)
Office machinery and equipment	8,232
Intangibles	320,481
209,313
Less - Debt obligations assumed	864,134

Net obligations assumed	$(654,821)

The acquisition purchase price was comprised of 2,500,000 shares of the Company’s restricted common stock valued at $1.64 per share (the average fair market value per share of the Company’s common stock for a reasonable period before and after the measurement date which was November 4, 2002), or $4,100,000, and other acquisition costs of $200,378.  The $4,893,517 excess of the purchase consideration over the net obligations assumed was initially recorded as goodwill upon closing of the transaction.  During the quarter ended June 30, 2003, an adjustment of $61,682 was recorded to goodwill as a result of assuming additional liabilities that were not known as of the acquisition date.

Christopher’s Original Formulas, Inc.

On February 28, 2003, the Company entered into a letter of intent to acquire certain assets of Christopher’s Original Formulas, Inc. (“COF”), a privately held Nevada company.  Pursuant to the letter of intent, on April 17, 2003, the Company entered into a management agreement with COF to provide management services reasonable and necessary for the proper and efficient operation of COF which included, but was not limited, record keeping, billing and collection of accounts, marketing of new products and normal administrative duties.  For its services, the Company received a monthly fee of $100,000 plus managers’ reimbursements, as defined in the agreement.  Total management fees earned as of September 30, 2003 of $256,000 have been recorded as other income related party on the consolidated statement of operations and as accounts receivable related party on the balance sheet.  The payment of these management fees is secured by 1,300,000 shares of the Company’s restricted common stock held in escrow by a third party.

On July 3, 2003, the Company formed a new wholly owned corporation, Nature’s Systems, Inc. (“NSI”), and completed the acquisition of certain of the assets and assumed certain of the liabilities of COF for 2,600,000 shares of restricted common stock with no registration right, of which 1,300,000 remains in escrow pending final purchase price adjustments.  NSI plans to market the entire line of COF products, which are sold at retail locations throughout the United States and are comprised of naturally occurring, primarily certified organic, substances.  In addition, the Company executed an agreement to provide for up to 650,000 shares of restricted common stock to former COF executives who were retained pending the achievement of future COF performance measures.

The COF assets acquired and obligations assumed as of the closing of the transaction are summarized as follows:

Working capital assets and (liabilities), net	$(163,764)
Office machinery and equipment	70,293
(93,471)
Less - Debt obligations assumed	464,794

Net obligations assumed	$(558,265)

The acquisition purchase price was comprised of 2,600,000 shares of the Company’s restricted common stock valued at $1.08 per share (the average fair market value per share of the Company’s common stock for a reasonable period before and after the measurement date which was June 25, 2003), or $2,808,000, the assumption of COF advances of $243,614 made by Vital Living prior to the closing and other acquisition costs of $287,954.  The $3,897,833 excess of the purchase consideration over the net obligations assumed was recorded as goodwill upon closing of the transaction.

The recording of the COF acquisition is based on a preliminary purchase price allocation. Actual adjustments will be based on final analysis of fair values of acquired identifiable tangible and intangible assets, deferred tax assets and liabilities and acquired contracts, which will be completed after the Company reviews all available data.  Differences between the allocation of the purchase price, as presented herein, and the final allocation are not expected to be material.

E-Nutriceuticals, Inc.

On August 20, 2003, the Company completed the acquisition of 100% of the outstanding common stock of E-Nutriceuticals, Inc. (“ENI”) in exchange for 31,248,584 shares of restricted common stock and other consideration.  The total number of shares issued in this transaction including the issuance of the Series D Preferred Stock was 40% of the total number of shares outstanding on a fully diluted basis, which contemplates that all warrants, options and the various classes of preferred stock are converted to common stock.  The total number of shares considered on a fully diluted basis includes ENI develops and markets high quality dietary supplements and related products worldwide.  The primary assets of ENI included a Development and License Agreement (the “License Agreement”) with SkyePharma PLC (“SkyePharma”), a United Kingdom pharmaceutical company, which provides for the Company’s designation of products for SkyePharma’s development and formulation.  As part of the License Agreement, the Company also received exclusive marketing rights for all of SkyePharma’s technology, including its GEOMATRIXTM technology relating to the delivery of drugs or other vitamins or nutraceuticals, in the Peoples Republic of China, Taiwan and Hong Kong (the “Key Marketing Agreement”).

The ENI assets acquired and obligations assumed as of the closing of the transaction are summarized as follows:

Working capital assets and (liabilities), net	$(330,030)
Office machinery and equipment	1,331
Development and marketing agreement	5,008,472
4,679,773
Less - Debt obligations assumed	100,000

Net assets acquired	$4,579,773

The acquisition purchase price is comprised of the value of 31,248,584 shares of the Company’s restricted common stock value at approximately $1.30 per share (the average fair market value per share of the Company’s common stock for a reasonable period before and after the measurement date which was August 20, 2003), or $40,623,193.  The cost capitalized to the acquisition of ENI also includes 1,150,000 shares of the Company’s common stock with a fair value of $1,495,000 issued to financial advisors who were instrumental in the transaction and the fair value of 251,390 options issued in exchange for existing ENI options, which were estimated to have a fair value of $253,904.  Total purchase consideration and other capitalized costs in the ENI acquisition were $42,372,097.

The recording of the ENI acquisition was based on a third party business valuation and purchase price allocation provided by a reputable independent full service investment bank.  As referred to above, the long-lived assets acquired included a License Agreement and a Key Marketing Agreement.  The purchase price allocation resulted in $42,800,796 being assigned to the value of these two agreements.  Differences between the allocation of the purchase price, as presented herein, and the final allocation are not expected to be material.

Acquisition pro formas

The unaudited pro forma consolidated results of operations for the nine month periods ended September 30, 2003 and 2002 have been prepared assuming the acquisition of ENI and COF and the corresponding issuance of the 33,848,584 shares of common stock issued as consideration in these two acquisitions had occurred as of January 1, 2002.  The unaudited pro forma consolidated results of operations for the nine month period ended September 30, 2002 also includes the operations of MAF, which was acquired November 22, 2002, and have been prepared assuming the acquisition and the corresponding issuance of the 2,500,000 shares of common stock had occurred as of January 1, 2002.  The unaudited pro forma consolidated results of operations include the following entities and periods of operation:

•      Vital Living, Inc. for the nine month periods ended September 30, 2003 and 2002.

•      COF for the period from January 1, 2003 through July 3, 2003 (the date of acquisition) and the nine month period ended September 30, 2002.

•      ENI for the period from January 1, 2003 through August 20, 2003 (the date of acquisition) and the nine month period ended September 30, 2002.

•      MAF for the nine month period ended September 30, 2002.

•      Boulder Endurance Co., Inc. (“Boulder”) for the period from January 1, 2002 through April 4, 2002 (the date of acquisition by MAF).

Presented below are the unaudited pro forma consolidated results of operations for the nine month periods ended September 30, 2003 and 2002:

	Nine Months Ended September 30,
	2003	2002

Revenue	$2,746,712	$3,359,703
Cost of sales	1,386,336	1,736,760

Gross profit	1,360,376	1,622,943

Operating expenses and other	20,476,549	8,309,366

Net loss	(19,116,173)	(6,686,423)

Beneficial conversion of preferred stock	(1,606,653)	(1,383,025)

Net loss to common stockholders	$(20,722,826)	$(8,069,448)

Basic and diluted loss per share	$(0.36)	$(0.13)

Beneficial conversion of preferred stock	(0.03)	(0.03)

Basic and diluted loss per common share	$(0.39)	$(0.16)

Weighted average shares of common stock outstanding	53,517,446	51,170,983

Basis of financial statement presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries since their dates of acquisition: MAF BioNutritionals, Inc. (November 22, 2002), Christopher’s Original Formulas, Inc. (July 3, 2003) and E-Nutriceuticals, Inc. (August 20, 2003).  Intercompany transactions and accounts have been eliminated.

Reclassifications

Certain reclassifications of September 30, 2002 amounts have been made to conform to the Septembr 30, 2003 presentation.  These reclassifications had no effect on net loss for the nine month period ended September 30, 2002.

Goodwill

Goodwill represents the excess of the aggregate price paid by the Company over the value of the net equity acquired in an acquisition.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” management is no longer required to amortize goodwill but is required to review goodwill for impairment whenever events indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of September 30, 2003, no such events had occurred that would indicate that goodwill had been impaired.

Long-lived assets

Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Goodwill and intangibles arising from various acquisitions are evaluated for impairment on an annual basis or when events occur that would indicate that an impairment had occurred.  Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition.  As of September 30, 2003, the Company determined there had been no impairment in the carrying value of long-lived assets.

Stock based compensation

The Company accounts for its stock option plans in accordance with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation.”  SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.  Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.  The Company has elected to apply the provisions of APB No. 25 and when required provide the pro forma disclosure provisions of SFAS No. 123 (see Note 2).

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  This standard amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires in both annual and interim financial statements prominent disclosures in the Company’s financial statements about the method of accounting used for stock-based employee compensation, and the effect of the method used when reporting financial results.  The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 (see Note 2).

The Company is subject to reporting requirements of Financial Accounting Standards Board (“FASB”) Financial Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation” that requires a non-cash charge to deferred compensation expense if the price of the Company’s common stock on the last trading day of each reporting period is greater that the exercise price of certain stock options.  After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the trading price exceeds the exercise price of the options.

Earnings per share

The Company accounts for its earnings per share in accordance with SFAS No. 128 - “Earnings Per Share,” which establishes the requirements for presenting earnings per share (“EPS”).  SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement.  Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period.  Diluted earnings per share assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method.  During the three and nine month periods ended September 30, 2003 and 2002, the Company reported a net loss, thus the effects of dilutive securities were antidilutive, thus basic and diluted loss per share are the same.

Financial instruments

The Company’s financial instruments consist of cash, receivables, payables, and long-term debt.  The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.  The carrying amount of long-term debt as of September 30, 2003 and December 31, 2002 approximates fair value because the interest rates are variable and reflective of market rates.

Recent accounting pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company did not participate in any applicable activities during the three month period ended September 30, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This Statement is effective for contracts entered into or modified after June 30, 2003.  The Company did not participate in any applicable activities during the three month period ended September 30, 2003.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  In general, a variable interest entity is a corporation, partnership, trust, or any other legal entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company did not participate in any applicable activities as of and for the period ended September 30, 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.”  SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently covered in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Activity.” The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002.  The Company did not participate in any applicable activities as of and for the period ended September 30, 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes.  As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. The Company did not participate in any applicable activities as of and for the period ended September 30, 2003.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002.  The Company did not participate in any applicable activities as of and for the period ended September 30, 2003.

The Company does not expect the adoption of any of the above-mentioned standards to have a material impact on the Company’s future financial condition or results of operations.

Note 2 -     Equity Transactions

Preferred stock

During the first quarter of 2002, the Company commenced an offering of non-voting Series A Convertible Preferred Stock (the “Series A Preferred Stock”) which closed in June 2002 resulting in the sale of 3,712,000 shares of preferred stock generating proceeds of $3,593,807, net of offering costs of $118,193.  The Series A Preferred Stock has a 10% cumulative dividend paid in shares of preferred stock payable semi-annually.  There is a liquidation preference over the common shares equal to the sum of (i) the original purchase price or $1.00 per share and (ii) an amount equal to 12% of the original purchase price for each 12 months that have passed since the date of issue, plus any accrued or declared but unpaid dividends on such shares.  The Company may elect to redeem, all or in part, on a pro rata basis, the Series A Preferred Stock at any time prior to the first anniversary of issuance at a price of 150% of the original purchase price or $1.50 per share plus all declared or accumulated but unpaid dividends on such shares.

Each share of Series A Preferred Stock may be converted, at the holder’s option, into common shares following the first anniversary of issuance and on or prior to the fifth day prior to redemption, if any.  If the Series A Preferred Stock is converted between the first anniversary and prior to the 15th month from the date of issue, the conversion price shall be the original purchase price.

If following the 15th month from the date of issuance the Company’s common stock is publicly traded on Nasdaq, Over-the-Counter Bulletin Board or another national stock exchange, the conversion price shall be 60% of the average closing price of the common stock for the 30 days prior to the date of conversion (“trading conversion price”), however, in no event shall the conversion price be less than the original purchase price.  If the Company’s common stock is not traded on an exchange, the conversion price shall be equal to the original purchase price.

All the Series A Preferred Stock will be automatically converted into common stock on the first day of the 18th month following the original issue date of the Series A Preferred Stock, at a conversion price equal to the greater of the trading conversion price or the original purchase price.

For every five shares of Series A Preferred Stock converted into common stock, the Company will grant the stockholder one warrant.  All warrants are exercisable after one year from the date of grant at a price of $2.00 per share.

The price per share of Series A Preferred Stock sold was $1.00.  Using the Black-Scholes pricing model, the fair value of the warrants at various grant dates was determined.  The market value of the Company’s common stock on the dates Series A Preferred Stock was sold had a range of $1.25 - $3.40 per common share.  In accordance with EITF 98-5, this created a beneficial conversion to holders of the Series A Preferred Stock and a discount of $3,382,172 was recorded by the Company within shareholders’ equity with a corresponding amount recorded to additional paid-in-capital.  The Series A Preferred Stock discount was amortized into retained earnings over a one-year period from the issuance date of the Series A Preferred Stock.  A total of $0 and $1,146,653 of the Series A Preferred Stock discount was amortized during the three and nine month periods ended September 30, 2003, respectively.  A total of $852,493 and $1,383,025 was amortized during the three and nine month periods ended September 30, 2002.

During June 2003, 380,488 shares of Series A Preferred Stock valued at $380,488 were issued in satisfaction of dividends owed to holders of Series A Preferred Stock.

During September 2003, holders of 219,688 shares of Series A Preferred Stock converted such shares into 219,688 shares of common stock.  Additionally, as a condition to such conversion the Company granted 43,938 warrants with an exercise price of $2.00 per share.  The value of the converted Series A Preferred Stock, including the corresponding beneficial conversion feature, was $419,856.

On April 16, 2003, the Company completed the sale of 10 units, each consisting of 100,000 shares of non-voting Series B convertible Preferred Stock (the “Series B Preferred Stock”), 100,000 Series D Warrants and 100,000 Series E Warrants, aggregating 1,000,000 shares of Series B Preferred Stock, 1,000,000 Series D Warrants and 1,000,000 Series E Warrants generating proceeds of $875,000, net of offering costs of $125,000.  The Series D Warrants have an exercise price of $1.30 per share and the Series E Warrants have an exercise price of $1.60 per share.  The holder of the Series B Preferred Stock is entitled to, on a one time basis, a preferred dividend at a rate of 25% per annum.  Each share of Series B Preferred Stock is convertible into one share of common stock at the option of the holder at any time after the first anniversary date of the date of issuance.  The Series B Preferred Stock was purchased by a single investor.  In connection with this offering 200,000 Series D Warrants with an exercise price of $1.30 per share and a commission equal to 12.5% of the proceeds (or $125,000) were paid to a shareholder of the Company to facilitate the transaction.

On July 9, 2003, the Company completed the sale of 5 units, each consisting of 100,000 shares of non-voting 50% Series C Convertible Preferred Stock (the “Series C Preferred Stock), 100,000 Series D Warrants and 100,000 Series E Warrants, aggregating 500,000 shares of Series C Preferred Stock, 500,000 Series D Warrants and 500,000 Series E Warrants.  The Series D Warrants have an exercise price of $1.30 per share and the Series E Warrants have an exercise price of $1.60 per share.  Each share of Series C Preferred Stock is convertible into one share of common stock at the option of the holder at any time after the first anniversary date of the date of issuance.  Stephen Chen, a shareholder of the Company, facilitated the placement of the stock and received 250,000 Series D Warrants exercisable at $1.30 per share in connection with the sale, together with a cash commission of 12.5% of the gross proceeds raised.  Mr. Chen also received 62,500 shares of common stock valued at $73,750, or $1.18 per share, and an option to acquire 62,500 shares of common stock exercisable at $1.00 per share.  The fair value of the option received by Mr. Chen was approximately $16,250, as computed under the Black-Scholes option pricing model.

The price per share of Series C Preferred Stock sold was $1.00.  Using the Black-Scholes pricing model, the fair value of the warrants was determined.  The market value of the Company’s common stock on the date the Series C Preferred Stock was sold was $1.18 per common share.  The holder of the Series C Preferred Stock is entitled to a two-time preferred dividend at the rate of 50% per annum, payable on the first and second anniversary of the issuance date.  Each share of Series C Preferred Stock is convertible into one share of common stock at the option of the holder at any time after the first anniversary of the date of issuance.  In accordance with EITF 98-5, this created a beneficial conversion to holders of the Series C Preferred Stock and a discount of $90,000 was recorded by the Company within shareholders’ equity with a corresponding amount recorded to additional paid in capital.  The Series C Preferred Stock is immediately convertible into common stock at any time thus the entire amount of the beneficial conversion was recorded as a dividend upon issuance.

In conjunction with the acquisition of ENI, on August 20, 2003, the Company sold 1,000,000 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock”) to SkyePharma PLC at $1.00 per share aggregating $1,000,000.  The company received proceeds of $815,000, net of expense of $185,000.

The price per share of Series D Preferred Stock sold was $1.00.  The market value of the Company’s common stock on the date the Series D Preferred Stock was sold was $1.37 per common share.  In accordance with EITF 98-5, this created a beneficial conversion to holders of the Series D Preferred Stock and a discount of $370,000 was recorded by the Company within shareholders’ equity with a corresponding amount recorded to additional paid in capital.  The Series D Preferred Stock is immediately convertible into common stock at any time thus the entire amount of the beneficial conversion was recorded as a dividend upon issuance.

Common stock issued for services

From time to time, in order to fund operating activities of the Company, common stock is issued for cash or in exchange for goods or services.

During the year ended December 31, 2002, the Company issued 241,000 shares of restricted common stock for services to various members of the Board of Directors, financial advisors and consultants in lieu of cash payments for services and to incentivise their performance under various contractual agreements.  The common stock had a fair market value on the date of issuance of $341,870.  Certain of the issuances were for services to be provided over a contract period ranging from 12 months to three years, thus certain amounts were capitalized as a component of equity and amortized to expense over the vesting periods.  For the three month and nine month periods ended September 30, 2003, $38,037 and $182,113 was amortized to expense, respectively. For the three month and nine month periods ended September 30, 2002, $14,450 was amortized to expense in each period.  The value of restricted common stock issued for services unamortized as of September 30, 2003 was $66,973.

During April 2003, the Company issued 200,000 shares of restricted common stock to various members of the Scientific Advisory Board, financial advisors and consultants in lieu of cash payments for services.  The common stock was immediately vested, had a fair market value on the date of issuance of $142,000 and was expensed in April 2003.

On April 3, 2003, the Board of Directors approved the vesting of 28,000 shares of restricted common stock provided for under a consulting agreement originally entered into during 2002. The remaining unamortized restricted common stock of $33,320 was expensed in April 2003.

During May 2003, the Company issued 10,000 shares of restricted common stock each, a total of 20,000 shares, to two members of its Board of Directors as compensation for past services provided, which had a combined fair market value on the date of issuance of $11,000 and was expensed in May 2003.

During June 2003, in conjunction with consulting agreements with two members of the Scientific Advisory Board, an additional 10,000 shares of common stock was issued to each, a total of 20,000 shares, which had a combined fair market value on the date of issuance of $21,000 and was expensed in June 2003.

During July 2003, 12,000 shares of common stock were issued to CEO Cast for financial services valued at $14,160 and were expensed in July 2003.

During July 2003, in conjunction with the acquisition of COF, 100,000 shares of common stock were issued to Aegis Capital Corp. (“Aegis Capital”) for investment services, a company in which a member of the Board of Directors of the Company is a principal.  The fair market value of these shares was $108,000, or $1.08 per share, on the date of closing and was capitalized as part of the cost of the acquisition.

In July 2003, Mr. Chen’s consulting agreement was amended, and he was granted 125,000 additional shares of common stock valued at $147,500 and 125,000 Series F Warrants to purchase common stock at an exercise price of $1.00 per share.  The fair value of the warrants was approximately $32,500, as computed using the Black-Scholes option pricing model.

During July 2003, in conjunction with the acquisition of COF, 54,000 shares of common stock were issued to Atlas Capital for investment services.  The fair market value of these shares was $58,320, or $1.08 per share, on the date of closing and was capitalized as part the cost of the acquisition.

In July 2003, Mr. Chen’s consulting agreement was amended, and he was granted 125,000 additional shares of common stock valued at $147,500 and 125,000 Series F Warrants to purchase common stock at an exercise price of $1.00 per share.  The fair value of the warrants was approximately $32,500, as computed using the Black-Scholes option pricing model.

During August 2003, in conjunction with the acquisition of ENI, 950,000 shares of common stock were issued to HCFP/Brenner Securities, LLC (“Brenner”) and 200,000 shares were issued to Aegis Capital for acquisition advisory services.  The combined fair market value of these shares was $1,495,000, or $1.30 per share, on the date of closing and was capitalized as part of the cost of the acquisition.

During August 2003, 1,300,000 shares of common stock were issued to an executive of the Company as compensation for closing of the ENI acquisition and issuance of the Series D Preferred Stock.  These shares vested 100% upon issuance and had a fair market value of $1,781,000, or $1.37 per share.  This amount was recorded as compensation expense during August 2003.

During September 2003, 135,000 shares of common stock were issued to Brenner for financial advisory services.  The fair market value of these shares was $157,950 on the date of issuance and was recorded as expense during September 2003.

Treasury stock

On July 3, 2003, the Company accepted the resignation of William Coppel, President of Vital Living, and accepted the appointment of Stuart Benson, Vice-Chairman of the Company, to the position of President. As part of the mutually agreed upon resignation agreement entered into between the Company and Mr. Coppel, all severance payments under the contract were waived, and 280,000 shares of Vital Living common stock were returned to the Company at no cost. Additionally, Mr. Coppel agreed to sell to the Company 24,000 of his remaining common shares per month at the agreed upon maximum price of $0.50 per share, or $12,000 per month, through December 2003 not to exceed 144,000 total shares acquired.  As of September 30, 2003, the Company has acquired 72,000 shares of common stock at a cost of $36,000.  The 280,000 shares of common stock returned by Mr. Coppel were recorded at par value, or $280, with a corresponding adjustment to additional paid in capital.

Stock option plans

On August 1, 2001, the Board of Directors adopted the Company’s 2001 Stock Option Plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 2,500,000 shares of common stock can be granted to employees, officers, directors, consultants and independent contractors or other service providers. On May 3, 2002, the Board of Directors adopted the Company’s 2002 Stock Option Plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 2,000,000 shares of common stock can be granted to employees, officers, directors, consultants, independent contractors or other service providers.  As of September 30, 2003, there were 3,402,500 options outstanding under the two plans

Warrants and options issued for services

From time to time, in order to fund operating activities of the Company, warrants and options to acquire common stock of the Company are issued in exchange for goods or services.

During the year ended December 31, 2002, the Company granted 1,180,000 warrants and 1,080,000 options to acquire common stock of the Company to various members of the Scientific Advisory Board, financial advisors and consultants in exchange for services and to incentivise their performance under various contractual agreements.  The warrants had an exercise price ranging from $1.00 - $2.05 per warrant and the options had an exercise price ranging from $1.00 - $3.00 per option.  The fair value of the warrants and options were calculated using the Black-Scholes pricing model and were determined to have a fair value of $1,227,400.  The fair value of these warrants and options are being amortized over the vesting period which ranges from 18 to 36 months.  For the three and nine month periods ended September 30, 2003, $149,220 and $474,919 was amortized to expense, respectively, and for the three and nine month periods ended September 30, 2002, $162,848 and $312,540 was amortized to expense, respectively.  The fair value of the warrants and options issued for services unamortized as of September 30, 2003 was $257,963.

On April 3, 2003, the Board of Directors approved the granting of 35,000 warrants to acquire common stock of the Company with an exercise price of $1.00 per warrant to an agent who assisted in the private placement offering of 1,367,500 shares of common stock completed during October 2002.  The fair value of the warrants was calculated using the Black-Scholes pricing model and was determined to be zero.

In July 2003, the Company and Arizona Heart Institute, Inc. (“AHI”) executed an amendment to the AHI agreement, extending the term for an additional year.  In consideration for such extension, AHI received the right to exercise 100,000 shares of Common Stock through a “net exercise” provision (i.e. a certain amount of options are cancelled by virtue of an option exercise), and the option exercise period was extended to three years.  AHI also agreed not to sell in excess of 25,000 shares in any rolling 30 day period.  AHI also assigned its commissions and royalties to Cordan LLC, an entity affiliated with Dr. Diethrich’s family.

In July 2003, the AHI Management Hong Kong, Ltd. (“AHIHK”) Agreement was amended to provide the immediate vesting of previously issued options to acquire 300,000 shares of our common stock at $0.35 per share, and the elimination of any lock-up period relating thereto.  Options require an outright purchase for cash consideration and are then subject to SEC Rule 144.   In consideration for such change, AHIHK agreed to eliminate their right to act as our exclusive distributor in China.  The Company is now able to seek other distributors in such territory on a non-exclusive basis.

In accordance with FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” among other things, a modification to the terms of a previously issued warrant or option would result in a non-cash charge to compensation expense if the price of the Company’s stock on the last day of trading of a reporting period is greater than the exercise price of the option.  FIN No. 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of previous reporting period, but not below the exercise price of the option.  The Company will adjust compensation expense upward and downward on a monthly basis, based on the trading price at the end of each such period as necessary to comply with provisions of FIN No. 44.  Accordingly, the fair value of the option was approximately $255,000 upon execution of the amendment, as computed under the Black Scholes option pricing model, and was recorded to expense during July 2003.

During September 2003, 45,000 shares of common stock were issued upon the exercise of 45,000 options held by two consultants of which the Company received proceeds of $15,750, or $0.35 per share.

Warrants and options issued to employees

On April 3, 2003, the Board of Directors approved the repricing of 1,340,000 warrants that were previously issued to an executive of the Company during April 2002 as part of an employment agreement (the “Officer’s Warrant”).  These warrants were 100% vested on the date of grant and had an original exercise price of $1.50 per warrant.  The warrant agreement was amended to include, among other things, a reduction of the exercise price of the warrant to $0.01, provide for a full ratchet dilution provision, as defined, to waive the Company’s 50% funding obligation of the exercise price and to extend the term of the warrant agreement for one additional year. The dilution provision provides that upon exercise of the warrant the executive shall be able to acquire the same percentage of common stock as represented by the percentage which would be acquired based on a ratio determined by the number of shares which the executive would acquire on the date of the amendment as compared to the total number of actual shares of common stock outstanding on such date.

In accordance with FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” among other things, a modification to the terms of a previously issued warrant or option would result in a non-cash charge to compensation expense if the price of the Company’s stock on the last day of trading of a reporting period is greater than the exercise price of the warrant.  FIN No. 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of previous reporting period, but not below the exercise price of the warrant.  The Company will adjust compensation expense upward and downward on a monthly basis, based on the trading price at the end of each such period as necessary to comply with provisions of FIN No. 44.  Accordingly, the Company has recorded a charge to compensation expense of $393,000 and $1,755,400 during the three and nine month periods ending September 30, 2003, respectively, based on the closing price of the Company’s common stock of $1.35 per share and recorded $18,000 of compensation expense upon the exercise of 30,000 warrants by this executive during May 2003.

During August 2003, in conjunction with the ENI acquisition and the issuance of the Series D Preferred Stock, the Company executed a second amendment to the Officer’s Warrant which provided for the granting of an additional 5,000,000 warrants with an exercise price of $0.01 per share and eliminated the full ratchet dilution provision, as defined.  These new warrants were 100% vested on the date of grant, had a fair value of $6,800,000 and were charged to compensation expense within the consolidated statement of operations for the three and nine month periods ended September 30, 2003.

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

For the nine months ended September 30, 2002, 125,000 options were granted to an employee and the fair value of the options was determined using the Black-Scholes pricing model using the following assumptions: dividend yield – 0%, volatility – 32.75%, weighted average life – 4 years and a risk free, interest rate – 4.49%.  The fair value of these options was determined to be zero.  Additionally, the Officers Warrant was issued during April 2002 and the fair value of these warrants was determined using the Black-Scholes pricing model using the following assumptions: dividend yield – 0%, volatility – 30%, weighted average life – 5 years and a risk free interest rate – 1.77%.  This warrant vested 100% on the date of grant and the fair value was determined to be $170,180.  For the nine months ended September 30, 2003 and 2002 the pro forma net loss and loss per share would have been $14,865,967 and $2,534,660, respectively and $0.35 and $0.61, respectively.  There were no options or warrants issued to employees during the three month periods ended September 30, 2003 and 2002 nor were there any options or warrants issued to employees in prior periods to which the pro forma provisions of FASB No. 123 would apply.  Therefore, no pro forma disclosures are presented for these periods.

Note 3 -     Related Party Transactions

The Company from time to time engages various directors, shareholders, or other related parties for consulting services related to investment, acquisition, or other activities in the normal course of business. These transactions are believed to be equivalent to those that would be paid in similar transactions with unrelated parties.

The Company had an agreement with Aegis Capital to provide services related to acquisitions and equity private placements, the principal of which, Robert Eide, is both a member of the Board of Directors and a shareholder. During the nine months ended September 30, 2003, the Company made payments to Aegis Capital of $127,534 and to Mr. Eide of $6,000. The Company also issued 242,000 shares of common stock to Aegis Capital and 217,000 shares of common stock to Mr. Eide for advisory services that had a combined fair market value on the date of issuance of $292,600.

The Company has a consulting arrangement with Stephen Chen, Chairman and CEO of Strong International, Inc. (“SII”), the sole Series B and Series C Convertible Preferred shareholder. For Mr. Chen’s services in facilitating the Series B and Series C Convertible Preferred Stock offerings to SII, he received the following payments, shares of common stock, and warrants as commissions:

Series B Convertible Preferred Stock Offering:

•      Cash proceeds of $125,000; and

•      200,000 Series D Warrants with an exercise price of $1.30 per share, which had a fair value of zero on the date of grant using the Black-Scholes options pricing model.

Series C Convertible Preferred Stock Offering:

•      Cash proceeds of $62,500;

•      62,500 shares of common stock that had a fair market value on the date of issuance of $73,750;

•      62,500 options to acquire common stock of the Company with an exercise price of $1.00 per share, which had a fair value of $16,500 on the date of grant using the Black-Scholes options pricing model; and

•      250,000 Series D Warrants with an exercise price of $1.30 per share, which had a fair value of zero on the date of grant using the Black-Scholes options pricing model.

During the nine month period ended September 30, 2003, the Company made payments to Mr. Chen totaling $25,000 under his consulting contract. As consideration for renewing and amending said agreement, the Company issued Mr. Chen 125,000 shares of common stock, granted 125,000 Series F Warrants with an exercise price of $1.00 per share and granted 75,000 warrants with an exercise price of $2.00 per share. The fair market value of the common stock on the date of issuance was $147,500, or $1.18 per share, and the fair value of the combined warrants was $32,500 on the date of grant using the Black-Scholes options pricing model.

The Company has a consulting agreement with Victory Partners to provide investor relations services, the principal of which is a shareholder. The shareholder is neither a member of the board, nor a director. During the nine month period ended September 30, 2003, the Company made payments of $24,250 to Victory Partners for services provided.

The Company has a consulting agreement with Brenner, a shareholder, to provide investment advisory services. During the nine month period ended September 30, 2003, the Company made the following payments and issued the following shares of common stock:

•      Cash proceeds of $34,245 for consulting services;

•      Cash proceeds of $185,000 for the placement of the Series D Preferred Stock;

•      950,000 shares of common stock for assistance in the closing of the ENI acquisition with a fair market value on the date of issuance of $1,235,000;

•      100,000 shares of common stock for investment banking services with a fair market value on the date of issuance of $71,000; and

•      135,000 shares of common stock as a retainer for advisory services with a fair market value on the date of issuance of $157,950.

During the nine month period ended September 30, 2003, the Company paid approximately $80,000 to Phillip Maffetone, the former owner of MAF and shareholder of the Company, under a long-term consulting arrangement.

The Company has a consulting arrangement with Michael Edson, a family member of the Company’s CEO, for which he was paid $56,392 during the nine months ended September 30, 2003 for consulting services, sales and financing commissions, and reimbursement of out of pocket expenses.

During July 2003, the Company secured a lease for its operations in Utah utilizing the services of Silver Lining Realty, the principal of which is the Company’s CEO. The Company paid a one-time fee to Silver Lining Realty of $10,000 for its realty services.

During the nine month period ended September 30, 2003, the Company paid $2,000 to Marie Hughes, a family member of the Company’s President, for various contract services.

During the nine month period ended September 30, 2003, the Company paid $12,000 to Donald Hannah, a member of the Board of Directors, for various investor relations services.

During the nine month period ended September 30, 2003, the Company paid $7,500 to Fifth Avenue Capital, Inc., a shareholder, for consulting services.

Note 4 -     Commitments and Contingencies

In conjunction with its Development and License Agreement with SkyePharma, the Company has designated five of the six products provided for under such agreement and has the right to identify a sixth product at no additional cost to the Company until June 30, 2004.  The Company’s right to identify additional products and its exclusive license agreement were extended beginning January 1, 2003 to December 31, 2017.  Conditionally, beginning January 1,  2003 and for each year thereafter, the Company must identify at least four additional products for development and formulation by SkyePharma, or beginning January 1, 2005 SkyePharma receives product development fees of at least $1,000,000 annually. If the Company fails to identify four additional products during the calendar year 2005 or for each calendar year thereafter, or pay the $1,000,000 development fee, then exclusivity will terminate for new additional products selected at the end of such calendar year, subject to additional specific provisions as stated.  Exclusivity for products selected by the Company in prior years will remain.  In addition, the Company will pay to SkyePharma $1,000,000 for development and services for the period August 20, 2003 through December 31, 2004 provided the Company raises $4,000,000 (including an investment by SkyePharma) of equity financing. The $1,000,000 is payable in cash in four quarterly installments of $250,000 beginning January 1, 2004.

As part of the License Agreement, the Company also received exclusive marketing rights for all of SkyePharma’s Technology, including its GEOMATRIX technology relating to the delivery of drugs or other vitamins or nutraceuticals, in the Peoples Republic of China, Taiwan and Hong Kong.  The Company will receive a royalty of 5% of gross fees or revenues realized by SkyePharma as a result of an introduction made or facilitated by the Company. The Company’s exclusive marketing rights will terminate if SkyePharma does not receive annual gross fees under this marketing agreement of at least $1,000,000 beginning August 20, 2003 or cumulative 24 month fees of $2,000,000 from August 20, 2003.

Through its acquisition of ENI, the Company has a licensing agreement that granted it an exclusive, worldwide, perpetual license to certain intellectual property.  In consideration for the license, ENI agreed to pay royalties each fiscal year equal to 10% of the first $1,000,000 of net sales of X-Fat and 5% of such net sales in excess of $1,000,000, up to a maximum royalty fee of $1,250,000 per fiscal year.

The Company is required to pay in advance royalties of $15,000 each quarter for the amounts that may become due in the next fiscal year.  All advances are credited against future royalty payments required by the Company.

At September 30, 2003, the Company had prepaid royalties of $217,589.

Note 5 -     Subsequent Events

Acquisition

On October 14, 2003, the Company completed the acquisition of 100% of the outstanding common stock of Doctors For Nutrition, Inc. (“DFN”), and DFN became a wholly owned subsidiary of the Company.  DFN is a San Diego based private company that distributes a proprietary product called Greens FIRSTTM.  Pursuant to the stock purchase agreement, the shareholders of DFN agreed to sell 100% of their common shares to the Company in exchange for 825,000 shares of restricted common stock.  The fair market value of the common stock in the exchange was approximately $1,155,000 on the date of the closing.  As specified in the agreement, an additional 650,000 shares are being held in escrow contingent on the achievement of certain future performance measures and 175,000 shares are being held in escrow to secure indemnity obligations.  As part of the acquisition, employment and consulting agreements were signed with certain DFN executives and shareholders.

Short-term notes

During October 2003, the Company entered into short-term notes payable with various related parties, whom are family members of the CEO and shareholders, and borrowed an aggregate principal amount of $271,672.  Subsequently, the Company repaid $75,000 of the outstanding amount with the remaining portion due in December 2003.  The notes bear interest at rates that range from 10% to 28% per annum with interest earned in advance and generally mature 60 days from the date of issuance.

Senior convertible promissory notes

On October 28, 2003, the Company borrowed $1,000,000 in the form of a senior convertible promissory note.  The note is payable in one installment on April 28, 2004, the maturity date.  Interest at a rate of 10% per annum is payable either in cash or in the Company’s common stock, at the discretion of the Company, at a per share price equal to $1.00.  In the event that the Company consummates a debt or equity financing on or before the maturity date, subject to specific provisions, the entire principal amount of the note plus accrued interest shall be converted into the Company’s common stock.  As part of the terms of the transaction that included execution of the note, the purchaser of the note also received an aggregate of 3,000,000 warrants to purchase the Company’s common stock with initial exercise prices ranging from $1.00 to $1.50 per share.

On November 14, 2003, the Company borrowed an additional $500,000 in the form of senior convertible promissory notes.  The notes are payable in one installment on April 28, 2004, the maturity date.  Interest at a rate of 10% per annum is payable either in cash or in the Company’s common stock, at the discretion of the Company, at a per share price equal to $1.00.  In the event that the Company consummates a debt or equity financing on or before the maturity date, subject to specific provisions, the entire principal amount of the notes plus accrued interest shall be converted into the Company’s common stock.  As part of the terms of the transaction that included execution of the notes, the purchasers of the notes also received an aggregate of 1,500,000 warrants to purchase the Company’s common stock with initial exercise prices ranging from $1.00 to $1.50 per share.

Stock issuances

During October and November 2003, the Company issued shares of common stock and granted warrants as follows:

•      375,000 shares of common stock were issued to directors as compensation for past and future services having a fair market value on the date of issuance of $496,750.  Of the shares issued, 125,000 shares vested upon issuance with the remaining shares vesting over a two year period contingent that they remain directors of the Company for the full term.

•      100,000 shares of common stock were issued to a consultant for services having a fair market value on the date of issuance of $125,000.

•      45,000 shares of common stock were issued upon the exercise of an option for which the Company received proceeds of $15,750, or $0.35 per share.

•      131,779 shares of common stock were issued upon the exercise of 131,779 shares of Series A Preferred Stock.  Additionally, as a condition to such conversion the Company approved the granting of 26,356 warrants with an exercise price of $2.00 per share.

•      100,000 shares of common stock were issued upon the exercise of a net exercise provision by AHI.

•      150,000 shares of common stock were issued to investment bankers as compensation for services rendered in connection with the senior convertible promissory note issued on October 28, 2003 having a fair market value on the date of issue of $228,000.

•      150,000 warrants were approved to be granted to investment bankers as compensation for services in connection with the sale of the senior convertible promissory note issued on October 28, 2003 having an exercise price of $1.00 per share and had a fair value on the date they were approved of approximately $172,000.

•      50,000 shares of common stock were approved to be granted to investment bankers as compensation for services in connection with the sale of the senior convertible promissory notes issued on November 14, 2003 having a fair market value on the date they were approved of approximately $62,500.

•      50,000 warrants were approved to be granted to investment bankers as compensation for services in connection with the sale of the senior convertible promissory notes issued on November 14, 2003 having an exercise price of $1.00 per share and had a fair value on the date they were approved of approximately $45,000.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s financial statements and the notes thereto contained elsewhere in this filing and in conjunction with the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2002.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. The Company’s actual results could differ materially from the results discussed in such forward-looking statements.

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to the risk factors as set forth in the Form 10-KSB/A for the year ended December 31, 2002.  The Company wishes to caution investors that other factors could in the future prove to be important in affecting the Company’s results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Readers are further cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company’s views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Background Overview

The Company was formed on January 22, 2001 under the name Nutritional Systems, Inc. Effective May 7, 2001, the Company acquired substantially all the assets of Vital Living, Inc., a Delaware corporation. After the acquisition of the assets of Vital Living, Inc. and the subsequent name change of Nutritional Systems, Inc. to Vital Living, Inc., pursuant to the terms of the merger agreement dated August 16, 2001, the Company merged with VCM Technology Limited (“VCM”), a company reporting under the Securities and Exchange Act of 1934. As set forth in the terms of the merger agreement, the Company acquired all of the outstanding shares of common stock of VCM from its sole stockholder in an exchange for 5,062 shares of the Company’s restricted common stock. Vital Living, Inc. which was the successor corporation in the merger commenced reporting under the Securities and Exchange Act of 1934 by assuming the reporting status of VCM, which in turn provided the Company with the ability to file for quotation on the Over the Counter Bulletin Board.

The Company develops and markets evidence-based nutraceuticals formulated by physicians for distribution through physicians. The Company is developing and testing nutraceuticals in collaboration with leading medical experts based on the best available scientific evidence. Vital Living’s nutraceuticals are designed to be incorporated by physicians into a standard physician/patient program, supported by a specially designed compliance regimen. The Company’s initial area of focus is cardiovascular health, the leading health concern in America affecting 60 million consumers. The Company also formulates, markets and distributes vitamins and herbs, high quality dietary supplements and therapeutic/functional food products.  The Company has multiple products under development that incorporate proprietary pharmaceutical drug delivery technology.

In November 2002, the Company completed the acquisition of all of the outstanding equity of MAF through the issuance of 2,500,000 shares of the Company’s common stock. MAF was a private company located in Boonton, NJ, which formulates, markets and distributes natural and organic food based preventative nutraceuticals and therapeutic/functional food products designed for high efficacy to support proactive human cell maintenance and rehabilitation, essential in the prevention and treatment of disease, as well as overall optimal body performance and metabolic function.  The Company acquired MAF in an attempt to both broaden its product lines, and gain a distribution network other than the physician “script” method which is being used for Essentum™.  Essentum is the Company’s propriety product which is designed to be incorporated by physicians into a standard physician/patient program, supported by a specially designed compliance regimen.

In July 2003, through a new wholly owned corporation Nature’s Systems, Inc. (“NSI”), the Company completed the acquisition of certain assets and assumed certain liabilities of privately-held COF, an innovative nutraceutical company selling to health conscious consumers and practitioners nationwide, for 2,600,000 shares of the Company’s restricted common stock, with no registration rights.  NSI plans to market the entire line of COF products, which are sold at retail locations throughout the United States and are comprised of naturally occurring, primarily certified organic, substances.

During August 2003, the Company completed the acquisition of 100% of the outstanding common stock of ENI in exchange for 31,248,584 shares of the Company’s restricted common stock.  ENI develops and markets high quality dietary supplements and related products worldwide.  The primary assets of ENI included the License Agreement with SkyePharma PLC (“SkyePharma”), a United Kingdom pharmaceutical company, which provides for the Company’s designation of products for SkyePharma’s development and formulation.  As part of the License Agreement, the Company also executed the Key Marketing Agreement which provides for the Company to have exclusive marketing rights for all of SkyePharma’s technology, including its GEOMATRIXtm technology relating to the delivery of drugs or other vitamins or nutraceuticals, in the Peoples Republic of China, Taiwan and Hong Kong.

Results of Operations

Quarter Ended September 30, 2003 Compared to the Quarter Ended September 30, 2002

Revenue: Revenue is generated from the sale of nutraceuticals and nutrition-related products. Total revenue for the quarter ended September 30, 2003 was $861,649, an increase of $793,937 from $67,712 for the same quarter in 2002. The increase in revenue is primarily due to the acquisition of MAF in November 2002 and COF in July 2003, which contributed approximately $342,000 and $474,000 in third quarter revenues, respectively.  Revenue for MAF was lower for the quarter ended September 30, 2003 due to a temporary interruption in production and sales due to relocation of its operations from New Jersey to Utah.

Cost of Goods Sold and Gross Profit: Cost of goods sold for the quarter ended September 30, 2003 was $448,151, an increase of $407,260 from $40,891 for the same quarter in 2002. The increase in cost of goods sold is primarily a result of the acquisition of MAF in November 2002 and COF in July 2003, which contributed approximately $211,000 and $237,000 in third quarter cost of goods sold, respectively. Accordingly, the gross profit percentage increased for the quarter ended September 30, 2003 to 48%, versus 40% for the quarter ended September 30, 2002, reflecting a higher overall margin realized primarily on COF products. Cost of goods sold for MAF was lower for the quarter ended September 30, 2003 due to a temporary interruption in production and sales due to relocation of its operations from New Jersey to Utah.

Administrative Expense: Salaries and benefits increased to $9,453,692 for the quarter ended September 30, 2003, compared to $228,347 for the same quarter in 2002. The increase of approximately $9.2 million is primarily related to the granting of 5,000,000 warrants and the issuance of 1,300,000 shares of restricted common stock to two officers of the Company in conjunction with the ENI acquisition and the issuance of the Series D Preferred Stock, combined with costs associated with the April 2003 repricing of an officer warrant originally granted in 2002.  As it relates to the repricing of the officer warrants, in accordance with FIN No.44, a non-cash charge to compensation expense is required if the price of the Company’s common stock on the last trading day of a reporting period is greater than the exercise price of certain options and warrants.  The requirements of FIN No. 44 may also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of previous reporting period; however, may not be credited below the warrants’ exercise price. The Company will continue to adjust compensation expense upward and downward on a monthly basis based on the trading price at the end of each period as necessary to comply with provisions of FIN No. 44. The issuance of warrants and common stock to officers of the Company and repricing charges related to the officer warrants resulted in compensation expense of approximately $6,800,000, $1,781,000 and $393,000, respectively, during the three months ended September 30, 2003. There were no such charges to compensation expense in the comparable period of the prior year. The remaining increase to salaries and benefits was primarily a result of the November 2002 and July 2003 acquisitions of MAF and COF, respectively, in which the Company absorbed the cost of existing employees.

Professional and consulting fees increased to $1,341,768 for the quarter ended September 30, 2003, compared to $662,404 for the same period in 2002. This increase of $679,364 is comprised of approximately $295,000 in increased accounting and legal fees associated with acquisition and private placement activity during the quarter ended September 30, 2003, including the acquisition of COF in July 2003, the acquisition of ENI in August 2003, and the subsequent acquisition of DFN in October 2003. In addition, the Company incurred approximately $255,000 of expense as a result of the amending of a previously granted warrant associated with the renegotiation of a significant vendor contract and approximately $353,000 of costs related to stock and warrants issued in exchange for various professional services during the three months ended September 30, 2003.

Selling, general and administrative expenses increased to $1,322,303 for the quarter ended September 30, 2003, versus $111,585 for the same period in 2002. The increase of $1,244,262 is primarily the result of the November 2002 and July 2003 acquisitions of MAF and COF, respectively, as well as a general increase in selling and marketing activity as the Company continues to expand its markets. In addition, the acquisition of ENI during August 2003 included certain intangible assets that, due to their identifiable lives, are required to be amortized to expense, which resulted in approximately $524,000 of amortization for the period. It is expected that selling, general and administrative expenses will continue to be significant as the Company continues to expand its marketing of new and existing products and amortize the value of intangibles acquired during 2002 and 2003.

Research and development (“R&D”) costs are expensed as they are incurred and totaled $83,888 for the quarter ended September 30, 2003 compared to $100,399 for the same period in 2002. During 2002, several consultants were engaged to assist in formulating and branding the new product Essentum™ and conducting R&D activities in developing and formulating other new products. R&D expenses primarily consist of a portion of the salary of an employee, consulting, and R&D related travel expenses. Also included in R&D for the three months ended September 30, 2003 and 2002 is $74,038 and $87,649, respectively, of consulting expenses paid by the issuance of common stock, options and warrants. The Company expects that R&D activities will continue to be incurred in the future.

Other income (expense) decreased to an expense of $118,497 for the quarter ended September 30, 2003 compared to other income of $10,251 for the same period in 2002. The increase in expense during the three months ended September 30, 2003 results primarily from an arrangement made by management to issue additional shares of common stock valued at approximately $107,000 to stockholders due to a delayed registration statement filing.

Net loss: The Company’s net loss from operations for the quarter ended September 30, 2003 was $11,906,650 compared to a net loss of $1,065,663 for the same period in 2002. The majority of the increase in net loss was primarily due to the issuance of the officer warrants, the issuance of restricted common stock to an officer and the repricing of previously granted officer warrants that resulted in a collective non-cash charge of approximately $8,974,000 to compensation expense. Professional and consulting expenses increased by $899,807 and selling, general and administrative increased by $1,132,677 compared to the same period of the prior year, which is primarily due to the acquisitions of various companies since November 2002.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Revenue: Total revenue for the nine months ended September 30, 2003 was $1,694,979, an increase of $1,589,601 from $105,378 for the same period in 2002. The increase in revenue was due primarily to the acquisitions of MAF in November 2002 and COF in July 2003, which contributed approximately $1,070,000 and $470,000 in revenue for the period, respectively. Revenue for MAF was lower for the nine months ended September 30, 2003 due to a temporary interruption in production and sales due to relocation of its operations from New Jersey to Utah.

Cost of Goods Sold and Gross Profit:Cost of goods sold for the nine months ended September 30, 2003 was $916,483, an increase of $861,000 compared to $55,483 for the same period in 2002. The increase in cost of goods sold is primarily a result of the acquisitions of MAF in November 2002 and COF in July 2003, which contributed approximately $620,000 and $237,000, respectively, in 2003. The overall gross profit percentage of 46% for the nine months ended September 30, 2003 is comparable to 47% for the same period in 2002. This slight net decrease is comprised of an increase due to the acquisitions of MAF and COF in November 2002 and July 2003, respectively, offset by a temporary interruption in production and sales of MAF products due to its relocation of operations from New Jersey to Utah in 2003.

Administrative Expense: Salaries and benefits costs increased to $11,561,502 for the nine months ended September 30, 2003, compared to $732,752 for the same period in 2002. The increase of $10,828,750 is primarily related to the granting of 5,000,000 warrants and issuance of 1,300,000 shares of restricted common stock to two officers of the Company in conjunction with the ENI acquisition and the issuance of the Series D Preferred Stock, combined with costs associated with repricing during April 2003 of officer warrants originally granted in 2002.  As it relates to the repricing of the officer warrants in accordance with FIN

No.44, a non-cash charge to compensation expense is required if the price of the Company’s common stock on the last trading day of a reporting period is greater than the exercise price of certain options and warrants.  The requirements of FIN No. 44 may also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of previous reporting period; however, may not be credited below the warrants’ exercise price. The Company will continue to adjust compensation expense upward and downward on a monthly basis based on the trading price at the end of each period as necessary to comply with provisions of FIN No. 44.  The granting of warrants and the issuance of common stock to officers of the Company and the warrant repricing charges related to the officer warrants resulted in compensation expense of approximately $6,800,000, $1,781,000 and $1,773,400, respectively, during the nine months ended September 30, 2003. There were no such charges to compensation expense in the comparable period in the prior year. The remaining increase to salaries and benefits was primarily a result of the November 2002 and July 2003 acquisitions of MAF and COF, respectively, in which the Company absorbed the cost of existing employees. This increase in 2003 was partially offset by the addition of one executive in April 2002, who received a one-time signing bonus of $150,000 in the prior year comparable period.

Professional and consulting fees increased to $2,097,646 for the nine months ended September 30, 2003, compared to $1,195,417 for the same period in 2002. This increase of $902,229 is primarily a result of increased professional and consulting fees associated with acquisition and private placement activity during the nine months ended September 30, 2003, including the three preferred stock offerings, the acquisitions of COF and ENI in July and August 2003, respectively, and the subsequent acquisition of DFN in October 2003. Included in the nine months ended September 30, 2003 and 2002 is consulting and professional expense of $1,188,825 and $305,150, respectively, funded by the issuance of common stock, options, and warrants. These increases are offset by various consulting agreements that existed in the previous year, comparable period that were not renewed or replaced, primarily relating to investor relations activities.

Selling, general and administrative expenses increased to $1,912,267 for the nine months ended September 30, 2003 compared to $268,364 for the same period in 2002. The increase of $1,643,903 is partially due to the acquisition of ENI during August 2003 which included certain intangible assets that, due to their identifiable lives, are required to be amortized to expense, which resulted in approximately $524,000 of amortization for the nine month period ended September 30, 2003. The remainder of the increase is a result of the November 2002 and July 2003 acquisitions of MAF and COF, respectively, as well as a general increase in selling and marketing activity as the Company continues to expand its markets. It is expected that selling, general and administrative expenses will continue to be significant as the Company continues to expand its marketing of new and existing products and amortize the value of intangibles acquired during 2002 and 2003.

R&D costs are expensed as they are incurred and totaled $361,411 for the nine months ended September 30, 2003, compared to $228,093 for the same period in 2002. During 2002, several consultants were engaged to assist in formulating and branding the new product Essentum™ and conducting R&D activities in developing and formulating other new products. R&D expenses primarily consist of a portion of the salary of an employee, consulting, and R&D related travel expenses. Included in R&D for the nine months ended September 30, 2003 and 2002 is $249,316 and $186,093, respectively, of consulting expenses funded by the issuance of common stock, options and warrants. The Company expects that R&D activities will continue to be incurred in the future.

Other income increased to $118,183 for the nine months ended September 30, 2003, compared to other income of $10,251 for the same period in 2002, primarily due to a management agreement entered into with COF during April 2003 that resulted in management fees of $256,000 being earned. This increase is offset by an arrangement made by management to issue additional shares of common stock valued at approximately $107,000 to stockholders due to a delayed registration statement filing. There was no such similar activity during the nine months ended September 30, 2002.

Net loss: The Company’s net loss from operations for the nine months ended September 30, 2003 was $15,036,147 compared to a net loss of $2,364,480 for the same period in 2002, an increase of $12,671,667. A majority of the increase in net loss related to the issuance of officer warrants, the issuance of restricted common stock to an officer, and the repricing of previously granted officer warrants that resulted in a collective non-cash charge of $10,354,400 to compensation expense. The loss in 2003 was further increased by higher support and infrastructure costs, including personnel, consultants and other professionals associated with the anticipated growth of the Company’s products and costs associated with operating MAF, COF and ENI, all acquired subsequent to September 30, 2002.

During the year ended December 31, 2002 and through the third quarter of 2003, the Company continued to sell its existing retail product lines, however, sales are insufficient to cover existing overhead and fund new product marketing efforts. It is expected that the Company will continue to incur losses while it transitions its product lines from existing retail inventory of traditional supplements to condition-specific supplements, such as Essentum™, and they gain acceptance in the market and become more widely distributed throughout the Company’s distribution channels.

The acquisition of MAF and COF and the integration of their distribution channels will provide future opportunity for growth as new products are introduced. In addition, with the acquisition of ENI, the Company plans to launch new products in 2004 that utilize proprietary pharmaceutical drug delivery technologies. Although the Company anticipates that it will achieve positive cash flow from operations in the near term, there are no assurances that the sales of the Company’s products will achieve prices or quantities sufficient to sustain ongoing operations. Accordingly, the Company will continue to raise capital through the issuance of its common and/or preferred stock or debt instruments in order to maintain its existing business strategy until such time that cash flows from operations are sufficient to satisfy its obligations as they come due.

Critical Accounting Policies

From time to time, the Company may issue restricted common stock, warrants and options.  As part of compensation to employees and various Board of Directors, financial advisors and consultants in lieu of cash payments for services and to incentivise their performance under various contractual agreements.  The Company accounts for the issuance of common stock based upon the fair value of its common stock on the date of issuance.  The Company accounts for its stock option plan in accordance with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation.”  SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.  Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.  The Company has elected to apply the provisions of APB No. 25 and when required provide the pro forma disclosure provisions of SFAS No. 123.

The Company is subject to reporting requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation” that requires a non-cash charge to deferred compensation expense if the price of the Company’s common stock on the last trading day of each reporting period is greater that the exercise price of certain stock options.  After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the trading price exceeds the exercise price of the options.

Liquidity and Capital Reserves

The accompanying consolidated financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has suffered recurring losses from operations during its operating history.

The Company is currently conducting studies to evaluate the results of the Essentum product as it relates to cardio vascular disease risk factors.  These studies are being conducted by the Phoenix Fire Department, Dr. Elliot Davidson and private researchers.  In addition, a usage study on Essentum is being conducted by Arizona Heart Association.

In connection with the MAF acquisition, the Company assumed its outstanding debt obligations and provided a guaranty of approximately (i) $242,000 of MAF debt which was incurred in connection with MAF’s acquisition in early 2002 of Boulder Endurance Co., Inc. The Company also agreed to indemnify an officer of MAF for a loan obligation of $582,000, which relates to a loan facility from Commerce Bank NA of Flemington, NJ.  This obligation, which bears interest at the prime rate plus 1.5% and matures in 2008, is 75% guaranteed by the U.S. Small Business Administration.  As of September 30, 2003, $72,915 remains outstanding on the Boulder Bar debt and $497,314 remains outstanding on the bank debt.

To the extent that there are cash flow shortages, the Company may finance its operations through the sale of equity or debt securities, which would include the private sales of common and preferred stock. On June 21, 2002, Vital Living completed a private placement offering of 3,712,000 shares of 10% Series A Preferred Stock at $1.00 per share resulting in cash proceeds of $3,593,807, net of expenses of $118,193. The Preferred

Stock was sold directly by the Company to accredited investors and no commissions were paid on any funds raised.

Concurrently with the closing of the MAF Acquisition, the Company completed the initial placement of 18.678 Units, each Unit consisting of 70,000 shares of common stock, five year Series B Warrants to acquire 70,000 shares of common stock, such warrants at an exercise price of $1.65 per share and five year Series C Warrants to acquire 70,000 shares of common stock at an exercise price of $2.14 per share. The total proceeds raised in the initial closing of the offering, was $1,307,500, and $50,000 was raised in a subsequent closing, or an additional .858 units. Offering expenses were $170,385.  The aggregate number of shares of common stock issued in all of the closings was 1,367,500 shares. A like number of Series B Warrants and Series C Warrants were also issued with an exercise price of $1.65 and $2.14 per share, respectively.  The Company has an obligation to register the shares of common stock issued in connection with the private placement, as well as the shares which may be issued upon exercise of the Series B Warrants and Series C Warrants, within 90 days from the closing, subject to extension.

On April 16, 2003, the Company completed the sale of 10 units, each consisting of 100,000 shares of non-voting Series B convertible Preferred Stock (the “Series B Preferred Stock”), 100,000 Series D Warrants and 100,000 Series E Warrants, aggregating 1,000,000 shares of Series B Preferred Stock, 1,000,000 Series D Warrants and 1,000,000 Series E Warrants generating proceeds of $875,000, net of offering costs of $125,000.  The Series D Warrants have an exercise price of $1.30 per share and the Series E Warrants have an exercise price of $1.60 per share.  The holder of the Series B Preferred Stock is entitled to, on a one time basis, a preferred dividend at a rate of 25% per annum.  Each share of Series B Preferred Stock is convertible into one share of common stock at the option of the holder at any time after the first anniversary date of the date of issuance.  The Series B Preferred Stock was purchased by a single investor.  In connection with this offering 200,000 Series D Warrants with an exercise price of $1.30 per share and a commission equal to 12.5% of the proceeds (or $125,000) were paid to a shareholder of the Company to facilitate the transaction.

On July 9, 2003, the Company completed the sale of 5 units, each consisting of 100,000 shares of non-voting 50% Series C Convertible Preferred Stock (the “Series C Preferred Stock), 100,000 Series D Warrants and 100,000 Series E Warrants, aggregating 500,000 shares of Series C Preferred Stock, 500,000 Series D Warrants and 500,000 Series E Warrants.  The Series D Warrants have an exercise price of $1.30 per share and the Series E Warrants have an exercise price of $1.60 per share.  Each share of Series C Preferred Stock is convertible into one share of common stock at the option of the holder at any time after the first anniversary date of the date of issuance.  Stephen Chen, a shareholder of the Company, facilitated the placement of the stock and received 250,000 Series D Warrants exercisable at $1.30 per share in connection with the sale, together with a cash commission of 12.5% of the gross proceeds raised.  Mr. Chen also received 62,500 shares of common stock valued at $73,750, or $1.18 per share, and an option to acquire 62,500 shares of common stock exercisable at $1.00 per share.  The fair value of the option received by Mr. Chen was approximately $16,250, as computed under the Black-Scholes option pricing model.

The price per share of Series C Preferred Stock sold was $1.00.  Using the Black-Scholes pricing model, the fair value of the warrants was determined.  The market value of the Company’s common stock on the date the Series C Preferred stock was sold was $1.18 per common share.  In accordance with EITF 98-5, this created a beneficial conversion to holders of the Series C Preferred Stock and a discount of $90,000 was recorded by the Company within shareholders’ equity with a corresponding amount recorded to additional paid in capital.  The Series C Preferred Stock is immediately convertible into common stock at any time thus the entire amount of the beneficial conversion was recorded as a dividend upon issuance.

In conjunction with the acquisition of ENI, on August 20, 2003, the Company sold 1,000,000 shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”) to SkyePharma PLC at $1.00 per share aggregating $1,000,000.  The Company received proceeds of $815,000, net of expense of $185,000.

The price per share of Series D Preferred Stock sold was $1.00.  Using the Black-Scholes pricing model, the fair value of the warrants was determined.  The market value of the Company’s common stock on the date the Series D Preferred Stock was sold was $1.37 per common share.  In accordance with EITF 98-5, this created a beneficial conversion to holders of the Series D Preferred Stock and a discount of $370,000 was recorded by the Company within shareholders’ equity with a corresponding amount recorded to additional paid in capital.  The Series D Preferred Stock is immediately convertible into common stock at any time thus the entire amount of the beneficial conversion was recorded as a dividend upon issuance.

Short-term notes

During October 2003, the Company entered into short-term notes payable with various related parties and borrowed an aggregate principal amount of $271,672.  Subsequently, the Company repaid $75,000 of the outstanding amount with the remaining portion due in December 2003.  The notes bear interest at rates that range from 10% to 28% per annum with interest earned in advance and generally mature in 60 days from the date of issuance.

Senior convertible promissory notes

On October 28, 2003, the Company borrowed $1,000,000 in the form of a senior convertible promissory note.  The note is payable in one installment on April 28, 2004, the maturity date.  Interest at a rate of 10% per annum is payable either in cash or in the Company’s common stock, at the discretion of the Company, at a per share price equal to $1.00.  In the event that the Company consummates a debt or equity financing on or before the maturity date, subject to specific provisions, the entire principal amount of the note shall be converted into the Company’s common stock.  As part of the terms of the transaction that included execution of the note, the purchasers of the note also received an aggregate of 3,000,000 warrants to purchase the Company’s common stock with initial exercise prices ranging from $1.00 to $1.50 per share.

On November 14, 2003, the Company borrowed an additional $500,000 in the form of senior convertible promissory notes.  The notes are payable in one installment on April 28, 2004, the maturity date.  Interest at a rate of 10% per annum is payable either in cash or in the Company’s common stock, at the discretion of the Company, at a per share price equal to $1.00.  In the event that the Company consummates a debt or equity financing on or before the maturity date, subject to specific provisions, the entire principal amount of the notes plus accrued interest shall be converted into the Company’s common stock.  As part of the terms of the transaction that included execution of the notes, the purchasers of the notes also received an aggregate of 1,500,000 warrants to purchase the Company’s common stock with initial exercise prices ranging from $1.00 to $1.50 per share.

Going concern

The accompanying consolidated financial statements as of September 30, 2003 have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has suffered recurring losses from operations during its operating history.  Management believes that the aggregate net proceeds of $2,127,500 from its private offerings of preferred stock completed during the nine months ended September 30, 2003, an aggregate principal amount of $1,500,000 of senior convertible promissory notes executed in October and November 2003, borrowings available under existing debt arrangements together with funds from operations will be sufficient to cover anticipated cash requirements for the near term.  However, management will be required to raise additional capital through offerings of securities to fund the Company’s operations, and will attempt to continue raising capital resources if the Company does not begin to generate revenue sufficient to maintain itself as a viable entity.  Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company.  If successful, these actions will serve to mitigate the factors which have raised doubt about the Company’s ability to continue as a going concern and increase the availability of resources for funding of the Company’s current operations and future market development.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.  No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to investors.

ITEM 3.     CONTROLS AND PROCEDURES

Management has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report.  Based upon that evaluation, management has concluded the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is reviewed, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the most recently completed fiscal quarter, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1     Legal Proceedings.

From time to time, the Company is involved in litigation in the normal course of conducting its operations.  Management of the Company believes that the outcome of any such claims would not have a material effect on the financial position or results of operations of the Company.

Item 2.    Changes in Securities.

Each of the following transactions were exempt under Section 4(2) of the Securities Act of 1933, as amended.

On July 3, 2003, the Company completed the acquisition of certain of the assets and assumed certain of the liabilities of COF for 2,600,000 shares of restricted common stock.

On July 9, 2003, the Company completed the sale of 5 units, each consisting of 100,000 shares of non-voting 50% Series C Convertible Preferred Stock (the “Series C Preferred Stock), 100,000 Series D Warrants and 100,000 Series E Warrants, aggregating 500,000 shares of Series C Preferred Stock, 500,000 Series D Warrants and 500,000 Series E Warrants.  The Series D Warrants have an exercise price of $1.30 per share and the Series E Warrants have an exercise price of $1.60 per share.  Each share of Series C Preferred Stock is convertible into one share of common stock at the option of the holder at any time after the first anniversary date of the date of issuance.  Stephen Chen, a shareholder of the Company, facilitated the placement of the stock and received 250,000 Series D Warrants exercisable at $1.30 per share in connection with the sale, together with a cash commission of 12.5% of the gross proceeds raised.  Mr. Chen also received 62,500 shares of common stock valued at $73,750, or $1.18 per share, and an option to acquire 62,500 shares of common stock exercisable at $1.00 per share.  The fair value of the option received by Mr. Chen was approximately $16,250, as computed under the Black-Scholes option pricing model.

On July 9 July 2003, 12,000 shares of common stock were issued to CEO Cast for financial services valued at $14,160.

In July 2003, the Company and AHI executed an amendment to the AHI agreement, extending the term for an additional year.  In consideration for such extension, AHI received the right to exercise 100,000 shares of common stock through a “net exercise” provision (i.e. a certain amount of options are cancelled by virtue of an option exercise), and the option exercise period was extended to three years.  AHI also agreed not to sell in excess of 25,000 shares received or such net expense in any rolling 30 day period.  AHI also assigned its commissions and royalties to Cordan LLC, an entity affiliated with Dr. Diethrich’s family.

During July 2003, in conjunction with the acquisition of COF, 100,000 shares of common stock were issued to Aegis Capital for acquisition advisory services, a company in which a member of the Board of Directors of the Company is a principal.  The fair market value of these shares was $108,000 on the date of closing and was capitalized as part the cost of the acquisition.

During July 2003, in conjunction with the acquisition of COF, 54,000 shares of common stock were issued to Atlas Capital for investment services.  The fair market value of these shares was $58,320, or $1.08 per share, on the date of closing and was capitalized as part the cost of the acquisition.

During August 2003, in conjunction with the acquisition of ENI, 950,000 shares of common stock were issued to Brenner and 200,000 shares were issued to Aegis Capital,  a company in which a member of the Board of Directors of the Company is a principal, for acquisition advisory services.  The combined fair market value of these shares was $1,495,000 on the date of closing and was capitalized as part the cost of the acquisition.

During August 2003, 1,300,000 shares of common stock were issued to an executive the Company as compensation for closing of the ENI acquisition.  These shares vested 100% upon issuance and had a fair market value of approximately $1,781,000, or $1.37 per share.

During August 2003, the Company executed a second amendment to the officer’s warrant which provided for granting of an additional 5,000,000 warrants with an exercise price of $0.01 per share and eliminated the full ratchet dilution provision, as defined.  These new warrants were 100% vested on the date of grant, expire on March 31, 2007 and had a fair value of $6,800,000.

On August 20, 2003, the Company completed the acquisition of 100% of the outstanding common stock of E-Nutriceulticals, Inc. (“ENI”) in exchange for 31,248,584 shares of restricted common stock.  Additionally, the Company issued 251,390 options in exchange for existing ENI options outstanding.

In conjunction with the acquisition of ENI, on August 20, 2003, the Company sold 1,000,000 shares of Series D Convertible Preferred Stock to SkyePharma PLC at $1.00 per share aggregating $1,000,000.  The Company received proceeds of $815,000, net of expense of $185,000.

During September 2003, holders of 219,688 shares of Series A Preferred Stock converted such shares into 219,688 shares of common stock.  Additionally, as a condition to such conversion the Company granted 43,938 warrants with an exercise price of $2.00 per share.  The value of the Series A Preferred Stock, including the corresponding beneficial conversion feature, was $419,856.

During September 2003, 135,000 shares of common stock were issued to Brenner for financial advisory services.  The fair market value of these shares was $157,950 on the date of issuance and was recorded as expense during September 2003.

During September 2003, 45,000 shares of common stock were issued upon the exercise of 45,000 options held by two consultants for which the Company received proceeds of $15,750, or $0.35 per share.

Item 3.    Defaults by the Company Upon Its Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K

(a.) Exhibits

Exhibit Number	Description

31.1	Chief Executive Officer Certification pursuant to Section 13a-14 of the Securities Exchange Act.*
31.2	Chief Financial Officer Certification pursuant to Section 13a-14 of the Securities Exchange Act.*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certificate Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*       Filed here within.

(b.) Reports on Form 8-K

Date	Items	Financial Statement

July 2, 2003	2, 7	None

July 16, 2003	2, 6, 7	None

September 2, 2003	2, 7	Christopher’s Original Formula’s Inc. Pro forma financial statements at the Company

September 8, 2003	2, 7	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAL LIVING, INC.
(Registrant)

By:	/s/ Bradley D. Edson	Date:	November 19, 2003
Bradley D. Edson, C.E.O.

By:	/s/ Stuart A. Benson	Date:	November 19, 2003
Stuart A. Benson, Acting C.F.O.