Form 10KSB
period 2003-12-31
VITAL LIVING INC
filed 2004-03-30
CIK 1145700

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

Commission file number 000-33211

VITAL LIVING, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	3652	88-0485596
(State or other jurisdiction of incorporation)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

VITAL LIVING, INC. 5080 N. 40TH STREET, SUITE 105 PHOENIX, ARIZONA 85018-2147 (602) 952-9909
(Address and telephone number of principal executive offices)

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

YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

YES ☒ NO ☐

State issuer’s revenue for the most recent fiscal year: $2,855,123.

As of March 26, 2004, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer (based on the closing sales price as reported by the OTC Bulletin Board) was $23,663,081 assuming all officers and directors are deemed affiliates for this purpose).

As of March 26, 2004, the issuer had 61,456,004 shares of its common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance, and our future operations. In some cases, you can identify these forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipates,” “believes,” “expects,” “plans,” “future,” “intends,” “could,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements are only our predictions. Our actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described herein. We cannot guarantee future results, levels of activities, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

We were incorporated in the State of Nevada on January 22, 2001 under the name Nutritional Systems, Inc. Effective May 7, 2001, we acquired substantially all of the assets of Vital Living, Inc. and on May 20, 2001, changed our name to Vital Living, Inc. We then merged with VCM Technology Limited, a company reporting under the Securities and Exchange Act of 1934, on August 16, 2001. As set forth in the terms of the merger agreement, we acquired all of the outstanding shares of common stock of VCM from its sole stockholder in exchange for 5,062 shares of our restricted common stock. Following the merger, we continued as the surviving corporation and commenced reporting under the Securities and Exchange Act of 1934 by assuming the reporting status of VCM. Our executive offices are located at 5080 North 40th Street, Suite 105, Phoenix, Arizona 85018-2147 and its telephone number is (602) 952-9909.  Our website is www.vitalliving.com.

Through a variety of subsidiaries acquired during 2002 and 2003, as described further below, we develop or license nutraceuticals and pharmaceutical delivery systems, (our GEOMATRIX technology) marketing them for distribution through physicians, medical groups, chiropractic offices, and retail outlets. In addition, we formulate, market, and distribute vitamins, herbs, high quality dietary supplements, and therapeutic and functional food products through similar distribution channels.

Nutraceuticals are products that are isolated or purified from foods and generally sold in medicinal forms not usually associated with foods, including tablets, capsules, or drops. These nutraceuticals may have physiological benefits or have the ability to reduce the risk of chronic disease beyond basic nutritional products. We develop and test our nutraceuticals in collaboration with leading medical experts in the nutraceuticals field. We have designed them to be incorporated by physicians into a standard physician-patient program in which patients supplement doctor-prescribed pharmaceuticals with our nutraceuticals. Our initial areas of focus are cardiovascular health and weight loss.

BUSINESS STRATEGY

Our business strategy is to capitalize on the growing complimentary and alternative medicine market by creating scientifically proven and supported condition-specific formulations, offering a broad range of natural, general health nutraceuticals and functional foods/beverages, and exploring alternative distribution channels by gaining practitioner confidence and support for our products. We plan to focus initially on certain target conditions, providing the market with high quality, relevant products through key distribution channels. Our distribution channels can be categorized into three primary areas:

•                  the medical/practitioner channel, which might include physicians, condition specialists, chiropractors, nutritionists, or trainers who promote or prescribe our products,

•                  retail, which may include health/nutrition stores, grocery stores, or other retail outlets, and

•                  consumer-direct, such as call centers and websites.

Our initial target conditions, products, and distribution channels are summarized below:

Target Conditions	Current Products Offered	Distribution Channels
Cardiovascular Health	Essentum®	Medical/practitioner
Weight Loss	X-Fat®	Retail, Consumer Direct
General Health	Christopher’s Original Formulas® herbal line, Dr. Phil’s® and other functional food/beverage products, Boulder Bars®, Nature’s Dose® nutraceutical line, GreensFIRST®	Medical/practitioner, Retail Consumer Direct

A large part of our strategy relies on a growing patient and consumer interest in the use of nutritional supplements and alternative medicines to complement traditional health care routines. Use of vitamins, minerals, herbs, and other supplements continues to rise as consumers seek nutritional products to improve general health, increase longevity, and enhance the overall quality of life. In this industry, sales generally occur through independent health food stores and chains, mail order and Internet sites, and mass-market food and drug outlets.

There is also a substantial and growing body of evidence showing that specific nutritional programs and properly formulated nutritional supplements have a significant positive impact on patient health. Supplements that have demonstrated healthful benefits related to cardiovascular health, for example, in properly designed and controlled clinical trials include:

•                  B vitamins, which have been shown to lower elevated homocysteine and promote cardiovascular health;

•                  Plant sterols such as phylochemeds, which have been shown to inhibit cholesterol formation and thereby lower “bad” cholesterol and total blood lipids; and

•                  Niacin (B3), which has been shown to promote “good” cholesterol levels.

Despite such examples and continued growth in the nutritional supplements market, physicians/practitioners have typically been unwilling or unable to respond to the trend, or to patient questions on the subject matter, due in large part to doubt, or lack of substantiation on supplement safety and efficacy, or a lack of knowledge in the area. In the formulation, production, and marketing of our products, we have attempted to address these concerns by:

•                  assembling a panel of physicians and practitioners active in the fields in which we seek to sell our products who will endorse and create integrated treatment protocols;

•                  utilizing clinically proven ingredients in our creation of condition-specific formulations;

•                  providing patient educational tools, logistical, and fulfillment support for our products to physicians/practitioners, enabling them to focus on their core competencies; and

•                  creating a business model similar to the well-established pharmaceutical model (i.e., physicians/practitioners provide patients with prescriptions fulfilled by third parties), which is arguably the strongest and most profitable distribution model for drug therapies.

ACQUISITION STRATEGY

In connection with the sale of our Senior Secured Convertible Notes issued in December 2003, we agreed that, until the registration statement that we filed in January 2004 has been declared effective, we would not enter into any acquisition agreements which, upon consummation, would require us to file a Current Report on Form 8-K with audited financial statements without the prior approval of the holders of such Senior Secured Convertible Notes representing at least 50% of the principal amount of notes then outstanding.  Further, we agreed that, once the registration statement is declared effective, we would not enter into an agreement for any material acquisition for a period of at least 60 days unless the registration statement is on Form S-3 without the prior approval of the holders of Senior Secured Convertible Notes representing at least 50% of the principal amount of notes then outstanding.

Notwithstanding the foregoing, we believe there are many attractive acquisition candidates in our industry because of the highly fragmented composition of the marketplace, the industry participants’ need for capital, and their owners’ desire for liquidity. If the restrictions described above are removed, we may pursue a continued acquisition program to consolidate and enhance our position in our current markets and to acquire operations in new markets.

During 2003 and 2002, we completed the acquisition of four companies with complimentary business or products ranging from start-ups to revenue up to $2.5 million per year. These acquisitions are intended to shift our business toward established, higher margin products, or to expand into new product lines. These acquisitions also increased our geographic presence with locations spanning the Southwest region of the United States. The following information provides a summary of our acquisitions:

MAF BioNutritionals, LLC (“MAF”). On November 20, 2002, we acquired MAF pursuant to the terms of a Stock Purchase Agreement. Upon closing, we acquired 100% of the outstanding members’ capital of MAF for consideration of $4,100,000; consisting of 2,500,000 common shares priced at $1.64 per share. MAF generated actual revenues of approximately $1,370,000 and annualized pro forma revenues of approximately $1,676,000 during the years ended December 31, 2003 and 2002, respectively. MAF formulates, markets, and distributes natural and organic food-based, preventative nutraceuticals and therapeutic and functional food products designed to support proactive human cell maintenance and rehabilitation, essential in the prevention and treatment of disease, as well as overall optimal body performance and metabolic function. MAF’s product line includes various functional foods/beverages (Phil’s Bar®, Phil’s Shake®, Alma Bar®, Boulder Bars®) and Nature’s Dose®, a line of nutritional and dietary supplements. We acquired MAF in an attempt to both broaden our product lines and gain distribution networks to help distribute our products.

Christopher’s Original Formulas, Inc. (“COF”). On July 3, 2003, we acquired certain assets and assumed certain liabilities of COF pursuant to the terms of an Asset Purchase Agreement. Upon closing, through a wholly owned subsidiary, we acquired certain assets and assumed certain obligations for consideration of $2,808,000; consisting of 2,600,000 common shares priced at $1.08 per share and certain earn-out provisions. COF generated annualized pro forma revenues of approximately $2,039,000 and $2,447,000 during the years ended December 31, 2003 and 2002, respectively. Through this acquisition, we gained the exclusive licensing and marketing rights to Christopher’s products, a complete line of over 300 herbal formulas and products consisting primarily of naturally occurring organic substances sold to professionals and at retail locations throughout the United States.

E-Nutraceuticals, Inc. (“ENI”). On August 20, 2003, we acquired ENI pursuant to the terms of an Agreement and Plan of Merger. Upon closing, we acquired 100% of the outstanding common stock of ENI for consideration of $40,623,159; consisting of 31,248,584 common shares priced at $1.30 per share. ENI generated annualized pro forma revenues of approximately $0 and $21,000 during the years ended December 31, 2003 and 2002, respectively. ENI develops safe and effective alternatives to prescription medications for non-life threatening chronic ailments, such as obesity and depression. Through the acquisition, we obtained worldwide patent and licensing rights to X-Fat®, a dietary supplement utilized for weight loss. In addition, through a collaborative partnership with SkyePharma, PLC, (“Skye”), a UK pharmaceuticals company and major shareholder, we are now in the process of enhancing existing nutraceuticals via FDA-approved, proprietary delivery systems. Pursuant to an amended Development and License Agreement between the parties, we acquired exclusive rights to Skye’s drug delivery technology, GEOMATRIX®, and marketing and royalty rights to pharmaceutical sales using GEOMATRIX® in the Peoples Republic of China, Taiwan, and Hong Kong.

Doctors For Nutrition, Inc. (“DFN”). On October 14, 2003, we acquired DFN pursuant to the terms of a Stock Purchase Agreement. Upon closing, we acquired 100% of the outstanding common stock of DFN for consideration of $2,343,004; consisting of 1,650,003 common shares priced at $1.42 per share. DFN generated annualized pro forma revenues of approximately $1,622,000 and $295,000 during the years ended December 31, 2003 and 2002, respectively. IDFN’s product line includes GreensFIRST®, a highly concentrated formulation of fruits and vegetables. One serving of the product has the antioxidant power of over 10 servings of fruits and vegetables. Mixed with water, GreensFIRST® contains certified organic fruits, vegetables, and barley grass, which are first juiced and then spray-dried at low temperature, leaving all the important nutrients and live enzymes intact. Benefits of usage include increased energy, improved digestion, and enhanced immune response. DFN currently distributes GreensFIRST® through more than 1,000 practitioner offices throughout the United States.

Should we continue our acquisition strategy in the future, we believe that companies with revenues ranging up to $5 million per annum may be receptive to our acquisition program, as often they are too small to be identified as acquisition targets of larger public companies or to independently attempt their own public offerings. In particular, we intend to focus on candidates that have strong relationships with key vendors or have established complimentary distribution channels or customers. We believe such an acquisition strategy could be successfully implemented due to:

•                  the highly fragmented composition of the market;

•                  our strategy for creating a national company, which should enhance the acquired company’s ability to compete in local, regional, and national markets through an expansion of customer base, distribution channel, and products offered and lower operating costs attained through synergies;

•                  the additional capital that management anticipates will become available for internal growth;

•                  the potential for increased profitability as a result of our centralization of certain administrative functions, greater purchasing power, and economies of scale;

•                  our status as a public corporation;

•                  a decentralized management strategy, which should, in most cases, enable the acquired company’s management to remain involved in the operations; and

•                  the ability to utilize our experienced management in identifying acquisition opportunities.

PRODUCTS

Product Lines

Essentum® and EssentumNP® (collectively “Essentum”) are our proprietary, patent-pending supplements designed by cardiologists to meet specific nutritional needs for cardiovascular health. Cardiovascular disease affects nearly 60 million Americans and is one of the leading causes of death in the United States. The American Heart Association estimates that 100 million Americans could benefit from improved dietary and exercise regimens to reduce their risk of heart attack. The nutrients in Essentum are clinically proven to support healthy levels of cholesterol, triglycerides, and homocysteine, as well as provide necessary vitamins and minerals. Because physicians formulated it, Essentum will not interact with, or reduce the effectiveness of, typical cardio-related prescription medications.

X-Fat® is our patented dietary supplement that uses Kytabsorbe®, a liquid form of the natural fat fighter, chitosan. Chitosan has been studied extensively by the scientific community and has been shown to bind to a variety of dietary fats. Unlike the pill form of chitosan, which takes hours to activate, Kytabsorbe® is fast acting and is quickly absorbed into the blood stream. Kytabsorbe® is all natural and derived solely from shellfish. X-Fat® is expected to result in weight loss and reduced serum lipid levels, which has been shown to result in a lower cholesterol count. This product became ours through our August 2003 acquisition of ENI and we spent much of the remainder of 2003 planning and expending for a first quarter, 2004 product launch. To date, sales have been minimal; however, substantial sales and marketing efforts did not begin until March 2004. X-Fat will be sold primarily via consumer-direct distribution channels.

GreensFIRST® is a highly concentrated formulation of fruits and vegetables with natural, organic, whole foods and extracts, or “super foods,” prepared in a powder for mixing with a variety of liquids. Super foods supply natural vitamins, minerals, plant enzymes, antioxidants, phytonutrients, and symbiotic intestinal flora for more optimal energy metabolism, fat burning, digestion, detoxification, immunity, repair, recovery, rejuvenation, and vital longevity. GreensFIRST® is currently distributed through more than 1,000 practitioner officers throughout the United States.

Christopher’s Original Formulas® is our complete and exclusively licensed herbal remedy product line, consisting primarily of naturally occurring, certified-organic substances that are safe and effective in the treatment of an array of specific conditions and general health maintenance. A sampling of these products includes a variety of capsules, ointments, syrups, and extracts sold through retail locations throughout the United States, as well as through consumer-direct distribution channels.

Nature’s Dose® represents all natural, certified organic, food-based nutraceuticals formulated using peer review-published scientific research and clinical experience. Specific patent-pending formulas include Anti-Inflammatory Complex, EPA Formula, and Flax Formula. This product line is distributed through our practitioner, retail, and consumer-direct distribution channels.

Nutritional Bars/Shakes. We offer a variety of all-natural nutrition bars, including Phil’s Bar®, Phil’s Shake®, Alma Bar®, and Boulder Bars®. Certified-organic and vegan versions of some of these products have recently and successfully been developed and distributed into our markets. These products are distributed through our practitioner, retail, and consumer-direct distribution channels.

SALES AND MARKETING

As described above, our distribution channels can be categorized into three primary areas:

•                  the medical/practitioner channel, which might include physicians, condition specialists, chiropractors, nutritionists, or trainers who promote or prescribe our product,

•                  retail, which may include health/nutrition stores, grocery stores, or other retail outlets, and

•                  consumer-direct, such as call centers and websites.

Each of these channels is used for certain products and/or product lines and the sales and marketing efforts and methodologies vary.

Medical/Practitioner

We distribute a variety of our products through the medical/practitioner distribution channel, including Essentum, GreensFIRST, and a variety of our Christopher’s Original Formulas and Nature’s Dose or other related products. While each of the latter three is sold through established channels as acquired during 2003 and 2002, the uniqueness of Essentum has caused us to enter into the following agreements in order to reach a specific market:

In August 2001, we signed a three-year agreement with the Arizona Heart Institute (“AHI”), which through its affiliates serves between 22,000 to 25,000 new patients each year with a database of over 150,000 heart patients to which AHI will market and distribute Essentum. Under our agreement, we are obligated to pay royalties to AHI in the amount of 12% or 6% of our net sales of Essentum, depending on their origin. Sales of Essentum accounted for approximately 2% of total revenue during the year ended December 31, 2003 and we paid AHI a commission of approximately $3,600. Also pursuant to the agreement, we issued to AHI an option to purchase 1,000,000 shares of our common stock at an initial exercise price of $0.35 per share. Of the 1,000,000 options, the right to purchase 600,000 shares vested when AHI agreed to endorse the logo material and the remainder vests as follows:

•                  the right to purchase 200,000 shares of common stock will vest when aggregate gross sales of our products by the Institute and its affiliated clinics totals $1.0 million; and

•                  the right to purchase 200,000 shares of common stock will vest when aggregate gross sales of our products by the Institute and its affiliated clinics totals $1.5 million.

In July 2003, we executed an amendment with AHI extending the term for an additional year, providing a “net exercise” provision for 100,000 shares of common stock, and various other minor provisions. AHI also agreed not to sell in excess of 25,000 shares received in any rolling 30 day period. In October 2003, AHI exercised its rights under the net exercise provision and was issued 100,000 shares of our common stock in exchange for 132,407 options.

In August 2001, we entered into a non-exclusive five-year distribution agreement with AHI Hong Kong, Ltd. (“AHIHK”), an affiliate of AHI, to market our cardiovascular medical food supplements regimen in China. AHIHK currently supplies products and equipment to treat cardiovascular disease to Chinese physicians, hospitals, and clinics, and collaborated with the Chinese government to build the first American-style heart hospital, which opened in Beijing in 2003. Under the terms of our agreement, AHIHK is to act in the capacity of an exclusive distributor of our products in China, Taiwan, and Hong Kong. The products will be purchased by AHIHK at a designated premium over our cost. In consideration, we issued AHIHK an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.35 per share, 300,000 of which vested immediately, however, are subject to divestiture if gross aggregate sales of our products does not equal or exceed $2.0 million within the first 30 months of the agreement. The remainder vests in installments based on attaining gross aggregate sales ranging from $5.0 to $15.0 million. During July 2003, as part of an amendment to its agreement, the Company agreed to provide for the vesting of the 300,000 options without divestiture.

Retail

As a result of our acquisition strategy during 2003 and 2002, we have access to an extensive and well-established network, comprised of fifteen large distribution companies and nine natural-product brokerage firms, including such well-known names as United Natural Foods and Tree of Life, companies we believe are among the largest distribution entities in the nutraceuticals industry. We have also engaged a third party to manage our distributor and broker relationships and expand our marketing presence via established networks and contacts in the industry.

Consumer-Direct

We also have a variety of products that can be marketed and sold directly to consumers via call centers, websites, or other means. We have recently engaged a third party to update and consolidate our various company and product websites in order to cross-sell our product lines. While this project is still under way, we are now able to take orders for a majority of our products via the Internet, including our complete line of Christopher’s Original Formulas®, Phil’s Bars/Shakes®, Alma® Bars, Boulder® Bars, and X-Fat®, from a single site, www.HerbShopConnection.com, or sites linked therein.

Furthermore, in March 2004 we executed a five-year marketing agreement with a reseller granting them exclusive rights to market and sell X-Fat® over the Internet, subject to certain limited exceptions, and non-exclusive rights to market X-Fat through print ads, radio, and television. We have retained the rights to market X-Fat through our own websites. The reseller must sell minimum levels of X-Fat within certain periods or we have the right to terminate the exclusivity or the agreement. In exchange, we issued the reseller an option to purchase 500,000 shares of common stock, vesting 100,000 shares upon the sale of each $2.5 million in X-Fat sales up to a maximum of $12.5 million in sales.

We continue to explore other possibilities with regard to the distribution of our products nationally and in other countries and we will evaluate the regulatory and distribution structures in Europe, Asia, and other major countries to determine the best way to distribute our products in those markets.

COMPETITION

Our competitors vary by the nature of the distribution channel. With respect to the medical/practitioner channel, there exist a limited number of companies selling supplements, including Douglas Labs, Integration Therapeutics, Phyto Pharmacia, Metagenics Standard Process, Allergy Research, and Enzymatic Therapy. With respect to the retail and consumer direct channel, there are hundreds of competitors, including companies that market herbal nutritional and homeopathic therapies, supplements, and remedies, such as Herb Pharm, Giah Herbs, Natures Way, and Solaray. Furthermore, there are hundreds of competitors, including companies marketing Power Bar, Cliff Bar, Balance Bar, and Odwalla, with whom we compete in the functional food and beverage category. Lastly, our X-Fat product will compete with many other existing products, as well as a variety of weight-loss treatments, methodologies, or concepts including such names as Trim Spa, Slim Fast, Jenny Craig, and Weight Watchers.

Although many of these competitors are substantially larger than us and have greater financial resources, we believe that we will be able to compete favorably with the vitamin and nutritional supplement companies based primarily on our first to market, direct distribution approach through physicians who desire to have a nutritional line of products to supplement the medical aspects of their practice. In addition, we believe the unique nature of certain of our products, including X-Fat and GEOMATRIX, will give us a competitive advantage in the market.

OTHER

Trademarks and Patents

We and our subsidiaries own numerous trademarks registered with the U.S. Patent and Trademark Office and with agencies in certain other major jurisdictions of the world, including Vital Living® (Serial Nos. 75849529, 75845668), Vital Living - The Physician Nutraceutical Company® (plus a logo) (Serial Nos. 78166678, 78975112), Essentum® (Serial No. 76404891), Essentum For Cardiovascular Health® (plus a logo) (Serial Nos. 78975116, 78166675), X-Fat® (Serial No. 75629006), Phil’s Bar® (plus logo) (Serial No. 76338490), Phil’s Shake® (plus logo) (Serial No. 76338491), Alma Bar® (Serial No. 76375373), Boulder Bar® (Serial No. 75642792), Boulder Bar Endurance® (Serial No. 74648798), Boulder Bar Organic® (Serial No. 78276682), Christopher’s Original Formulas® (Serial No. 76413473) and GreensFirst® (Serial No. 76256859).  We also have many common law, unregistered trademarks and a patent with respect to our liquid chitosan formula used in our X-Fat® product (Patent No. 6,323,189).

Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. We believe that our registered and unregistered trademarks, patents, and other proprietary rights are valuable assets and that they have significant value in the marketing of our products. Accordingly, we intend to vigorously protect our intellectual property against infringement.

Research and Development

Our efforts are focused on developing, testing, and substantiating the efficacy of new products in response to what we perceive is a need in the traditional medical distribution channel to complement existing medical conditions that are currently treated surgically or with prescription medications. We also intend to continually reformulate existing products in response to new clinical or scientific literature. Our existing retail supplements are proven products that require no further testing to be saleable. New condition-specific products that we are developing or producing are assembled by designated manufacturers utilizing proven ingredients that were not developed by us, but are uniquely blended to our specifications.

We believe that flexibility and innovation with respect to new products are crucial factors in remaining competitive in the field of nutritional supplements and being able to produce the most effective products, which physicians will be willing to prescribe for their patients for specific conditions. By monitoring market trends and avoiding short-lived “fad” products, we will attempt to anticipate physician demand for certain product categories. Maintaining flexibility will enable us to capitalize on emerging sciences relative to nutritional products, as well as shifts in patient needs.

Research and development costs amounted to $410,648 and $510,436 for the periods ended December 31, 2003 and 2002, respectively. Through December 31, 2003, research and development costs incurred since inception are $958,584.

Raw Materials and Quality Control

The principal raw materials used in the manufacture of our medical food supplements are natural ingredients purchased from manufacturers primarily in the United States, with certain materials imported from other countries. We purchase these raw materials directly; therefore, together with our suppliers, we maintain the responsibility for documenting all certificates of analysis for the materials in accordance with good manufacturing practices (“GMP”) and guidelines. The raw materials are sent directly to us or our manufacturers for milling and other fabrication. We believe that the materials purchased from suppliers are readily available from numerous sources and that the loss of these suppliers would not adversely affect our operations. Our in-house manufacturing practices do not currently meet GMP guidelines; however, we are progressing toward such certification.

Historically, we have not experienced difficulties obtaining raw ingredients for our products on customary terms. However, the supply of herbal products is subject to the same risks normally associated with agricultural production, such as climatic conditions, insect infestations, and availability of manual labor or equipment for harvesting. Any significant delay in, or disruption of, the supply of raw materials could:

•                  substantially increase the cost to us of these materials;

•                  require us to reformulate and repackage our products;

•                  require us to find new suppliers; or

•                  result in a substantial reduction or termination by us of our sales of certain products.

If supply shortages were to occur and we were unable to meet the demands of our customers, even if for only a short time, the result could be a long-term decrease in the anticipated sales of our products. We cannot assure you that, on a long-term basis, an adequate supply of ingredients will be available to us and on terms commercially reasonable in order for us to meet the supply obligations to our customers.

Finished products are produced and delivered from our manufacturers, which maintain modern quality control laboratories and testing facilities. It is our intent to pay only for the actual milling of the product and its subsequent packaging. When products are ready for packaging, automated equipment counts the tablets and capsules, inserts them into packets that are packed in a convenient dispensing box, which is protected by a tamper-resistant outer safety seal. All of this is done by our manufacturers according to current GMP.

Government Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale (hereafter, collectively “sale” or “sold”) of dietary and nutritional supplements such as those sold by us are subject to regulation by one or more federal agencies, principally the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), and to a lesser extent the Consumer Product Safety Commission and United States Department of Agriculture. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product’s ability to provide health-related benefits.

Federal agencies, primarily the FDA and FTC, have a variety of procedures and enforcement remedies available to them, including:

•                  initiating investigations,

•                  issuing warning letters and cease and desist orders,

•                  requiring corrective labeling or advertising,

•                  requiring consumer redress such as requiring that a company offer to repurchase products previously sold to consumers,

•                  seeking injunctive relief or product seizures,

•                  imposing civil penalties or

•                  commencing criminal prosecution.

In addition, certain state agencies have similar authority. These federal and state agencies have in the past used these remedies in regulating participants in the dietary supplements industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants. We cannot assure you that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on our operations. In addition, increased sales of, and publicity about, dietary supplements may result in increased regulatory scrutiny of the dietary supplements industry.

The Dietary Supplement Health and Education Act (“DSHEA”) was enacted in 1994, amending the Federal Food, Drug, and Cosmetic Act. We believe the DSHEA is generally favorable to consumers and to the dietary supplement industry. DSHEA establishes a statutory class of “dietary supplements,” which includes vitamins, minerals, herbs, amino acids, and other dietary ingredients for human use to supplement the diet. Dietary ingredients on the market as of October 15, 1994 do not require the submission by the manufacturer or distributor to the FDA of evidence of a history of use or other evidence of safety establishing that the ingredient will reasonably be expected to be safe, but a dietary ingredient which was not on the market as of October 15, 1994 may need to be the subject of such a submission to FDA at least 75 days before marketing. Among other things, the DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as “food additives” and allows the use of statements of nutritional support on product labels. The FDA has issued proposed and final regulations in this area and indicates that further guidance and regulations are forthcoming. We cannot assure you that the FDA will accept the evidence of safety for any new dietary ingredient that we may decide to use and the FDA’s refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring FDA pre-approval based on newly conducted, costly safety testing. In addition, while the DSHEA authorizes the use of statements of nutritional support in the labeling of dietary supplements, the FDA is required to be notified of such statements. We cannot assure you that the FDA will not consider particular labeling statements used by us to be drug claims rather than acceptable statements of nutritional support, thereby necessitating approval of a costly new drug application, or re-labeling to delete such statements.

In November 1998, the FTC announced new advertising guidelines specifically for the dietary supplement industry, entitled “Dietary Supplements: An Advertising Guide for Industry.” These guidelines reiterate many of the policies the FTC has previously announced over the years, including requirements for substantiation of claims made in advertising about dietary supplements.

The DSHEA also authorizes the FDA to promulgate GMP guidelines for dietary supplements, which require special quality controls for the manufacture, packaging, storage, and distribution of supplements. We contractually require that any independent third party manufacturers doing business with us comply with all existing, or to be promulgated, regulations. The DSHEA further authorizes the FDA to promulgate regulations governing the labeling of dietary supplements, including claims for supplements pursuant to recommendations made by the Presidential Commission on Dietary Supplement Labels. These rules, which were issued on or after September 23, 1997, entail specific requirements relative to the labeling of our dietary supplements. The rules also require additional record keeping and claim substantiation, reformulation, or discontinuance of certain products, which would be a material expense to us.

The sale of our products in countries outside the United States is regulated by the governments of those countries. We are not currently marketing our products outside of the United States except in China, Mexico, and the United Kingdom. Our plans to commence or expand sales in those countries may be prevented or delayed by such regulation. While compliance with such regulation will generally be undertaken by international distributors, we may assist with such compliance and in certain cases may be liable if a distributor fails to comply.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect such additional regulation, when and if it occurs, would have on our business in the future. Such additional regulation could require, however, any or all of the actions listed below, which could have a material adverse effect on our operations:

•                  the reformulation of certain products to meet new standards,

•                  the recall or discontinuance of certain products,

•                  additional record keeping,

•                  expanded documentation of the properties of certain products,

•                  revised, expanded or different labeling or

•                  additional scientific substantiation.

PERSONNEL

As of March 15, 2004, we employed 55 individuals, 45 of whom were full time. Of the total, 22 were engaged in sales and marketing, 15 were engaged in production or operational activities, and 18 were engaged in finance, administration, or management functions. None of our employees is subject to any collective bargaining agreements and we believe our relationship with our employees is satisfactory. Our future success will depend, in part, on our ability to attract, retain, and motivate highly qualified personnel.

RISK FACTORS

You should consider carefully the following risk factors and all other information contained herein before purchasing our common stock. Investing in our common stock involves a high degree of risk. We have included in the risk factors set forth below a discussion of each material risk that we have identified as of the date of this document. If any of the following risks actually occur, our business, financial condition or operating results will suffer. Moreover, the price of our common stock could decline and you could lose all of your investment.

Risk related to our operations

Our significant losses and negative cash flow raise questions about our ability to continue as a going concern.

We have only a limited operating history and our business model has not yet been thoroughly tested in the market place. Our annual report must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the nutraceuticals industry, which is characterized by a large number of market participants, intense competition, and a high failure rate. We incurred a net loss of approximately $30.62 million and $3.95 million for the years ended December 31, 2003 and 2002, respectively. We cannot assure you that we will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis or that profitability, if achieved, will be sustained. If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations. Because of our recurring operating losses and negative cash flow, the reports of our independent accountants relating to the financial statements for the fiscal years ended December 31, 2003 and 2002 contain an explanatory paragraph stating that they have substantial doubt about our ability to continue as a going concern.

If we are unable to generate cash from operations, we may need to raise additional funds in the near future.

Our capital requirements continue to be adversely affected by our inability to generate cash from operations. We had working capital (deficit) of $(97,979) and $783,705 at December 31, 2003 and 2002, respectively. Historically, we have been dependent on equity or debt financings to fund our development and working capital needs and completed offerings of $4,587,738 aggregate principal in Senior Secured Convertible Notes, which includes the conversion of $1,587,738 in Bridge Note principal and accrued interest, during the fourth quarter of 2003. Due to our continued inability to generate cash from operations, we need to raise additional capital in the near future through either a debt or equity offering. However, because our Senior Secured Convertible Notes are secured by substantially all of our assets, we may have difficulty securing additional debt financing on terms favorable to us or at all. We may not be able to consummate an equity offering either, but if we do, it may be highly dilutive to existing stockholders. If we continue to be unable to generate cash flow from operations and are unable to find sources of funding, it would have an adverse impact on our ability to maintain our operations.

Our potential acquisition strategy may subject us to additional risks.

While we recently agreed to forego acquisitions in the short-term in conjunction with obtaining our December 2003 Senior Secured Convertible Notes, upon lifting of this temporary ban and securing appropriated funding, one of our potential business strategies is to achieve growth through acquisitions. Due to the early stages of our acquisition program, there can be no assurances as to the long-term impact of our acquisition strategy on our gross profits or net income. During 2003, the acquisition strategy may have contributed towards our net loss in several respects. First, certain of the acquired companies have continued to incur losses from operations, or have required significant cash advances, which, in turn, has adversely affected our results of operations. Second, the acquisition strategy has caused us to significantly increase our selling, general, and administrative expenses, which has also contributed negatively toward our results of operations. As net sales continue to increase, however, our overhead will be spread over a larger revenue base, which is expected to have a positive impact on our results of operations.

We anticipate that future profitability is likely to depend upon a combination of many factors, including the continued growth of our business through acquisitions, the management of that growth through integration of the businesses acquired, and the continued expansion of our higher margin service business. Continuation of our growth strategy, however, is dependent upon a number of factors. First, we must continue to have adequate capital resources to continue to finance the acquisitions. In view of our recent losses and limited available financing, our ability to finance cash acquisitions is presently limited. Second, the continued availability of an adequate supply of acquisition targets at reasonable purchase prices. Increased competition for acquisition candidates could reduce the pool of available targets and could increase acquisition prices.

In addition, in order to pursue our acquisition strategy in the long term, we will require additional financing, which we will attempt to secure through a combination of traditional debt financing, the issuance of our shares, and the placement of debt and equity securities. To the extent acquisitions can be financed through our securities, the need for cash resources is somewhat mitigated. However, in the event our common stock does not attain or maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept common stock as part of the consideration for the sale of their businesses, we will be required to utilize more of our cash resources, if available, in order to maintain our acquisition program. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional capital through debt or equity financing.

If we are unable to repay our indebtedness and interest obligations when due, our operations may be materially adversely affected.

In connection with the various acquisitions we completed during 2003 and 2002, we have assumed a total of $1,478,928 of indebtedness. We also recently issued $4,587,738 aggregate principal amount of Senior Secured Convertible Notes, which includes the conversion of $1,587,738 in Bridge Note principal and accrued interest, which are secured by substantially all of our assets. We cannot assure you that our operations will generate funds sufficient to repay these debt obligations as they come due. Additionally, although we have placed a portion of the proceeds from our offering of Senior Secured Convertible Notes into escrow to cover our first year of interest obligations due on such notes, we cannot assure you that we will be able to repay future interest obligations as they come due. Our failure to repay our indebtedness and make interest payments as required by these debt obligations could result in an event of default under the Senior Secured Convertible Notes. If this happened, the holders of our Senior Secured Convertible Notes could force us to sell our assets in order to repay debt owing under the notes.

We may record future losses because continuing adverse market conditions may require us to record an impairment of goodwill and other intangibles.

We had approximately $4.2 million and $4.9 million of goodwill as December 31, 2003 and 2002, respectively, and approximately $41.5 million and $330,000 of net intangible assets at December 31, 2003 and 2002, respectively, cumulatively accounting for approximately 90% and 73% of our total assets, respectively. We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and are required to analyze our goodwill and other intangible assets for impairment issues on an annual basis or when events occur that would indicate that impairment had occurred. The value of our goodwill and other intangible assets is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends or if future performance is below historical trends. We periodically review goodwill and intangible assets for impairment using the guidance of applicable accounting literature. We are subject to financial statement risk to the extent that the goodwill and other intangible assets become impaired, and any impairment losses related to goodwill and other intangible assets may result in a non-cash charge to earnings.

If we are unable to compete effectively with existing or new competitors, our existing business will decline and our anticipated business plan will not be successfully implemented.

We believe the market for nutritional products is continually evolving, and is highly dependent upon changes in the demographic and social trends that have resulted in tremendous growth for the nutrition industry in the past few years. We will encounter aggressive competition from numerous competitors, many of whom have significantly greater financial, technical, marketing, and other resources than we do. In making decisions regarding the development of new products and the enhancement and extension of our current products, we will be competing with our competitors, who will also be attempting to anticipate the needs and preferences of consumers, physicians, and nutritionists. Consumer preferences, particularly in the health and nutraceuticals market, are continuously changing and are difficult to predict. We believe we can compete effectively by reacting quickly to expected and perceived customer requirements and desires, maintaining relationships with our existing strategic partners, and identifying and reaching agreements with new partners. However, we cannot assure you that our assessment of the market place is correct, or that our products will be accepted now or in the future.

If we do not gain support from the medical community for our products and services, our anticipated levels of sales would be significantly reduced.

We are marketing ourselves as the “Physician Pharmaceuticals Company.” In connection with our acquisition of ENI, we have obtained licenses for pharmaceutical products in China, as well as other assets, and have built our business model around the belief that doctors will eventually recommend our products in a manner similar to the prescription of medicine. In the United States, herbal dietary supplements have been available for many years, but many physicians have shown reluctance to recommend them to their patients and there has been controversy about their use and concerns about their interactions with pharmaceutical products. Accordingly, we cannot assure you that our products will achieve or sustain market acceptance by either patients or the medical community. If the medical community does not embrace our concept, we will need to completely re-evaluate our business model and consider other ways to market our products.

Since we rely on third parties to market our products, we may be adversely affected if these third parties are not effective in their marketing activities.

Other than on our website, we do not directly market our own products; rather we utilize third parties to assist in marketing, selling, and distributing our products. However, even under our existing arrangements with distributors, sales of our products are subject to all of the market risks associated with the introduction of products in new distribution channels. Accordingly, although we intend to enter into additional third party arrangements for our current or future products that we may develop or acquire, we cannot assure you that third parties will purchase, recommend, or market our products at sufficient levels or provide our products with adequate support. If the companies we rely on to market our products do not do so effectively, we will not generate significant revenues or profits.

If the Arizona Heart Institute withdraws support for our products, our business plan could be severely impacted.

We have an agreement with the Arizona Heart Institute, Inc. (“AHI”), the nation’s first freestanding outpatient clinic devoted solely to the prevention, detection, and treatment of heart and blood vessel diseases, to distribute our product Essentum®. Under our agreement with AHI, which began in August 2001, AHI agreed to act in the capacity of a strategic partner in the distribution of our nutraceuticals products. Additionally, AHI has agreed not to promote or endorse any other line of nutritional products relative to cardiovascular disease. AHI also agreed to provide a marketing platform for the sale of our nutritional products by assisting in clinical trials, in allowing us to use the AHI logo on our products and handling the dissemination of information through their existing database, in addition to other assistance (such as introductions to other heart institutes). Although AHI has agreed not to promote any other products, it is possible that a competitive product could be developed that it considers superior to ours. If this occurs, AHI may have an ethical obligation to recommend this product to its customers, notwithstanding the potential that this would be a breach of our agreement.

If we are unable to obtain raw materials for our products, our business will be adversely affected.

Historically, we have not had difficulties obtaining the raw ingredients for our products on customary terms. However, the supply of herbal products is subject to the same risks normally associated with agricultural production, such as climatic conditions, insect infestations, and availability of manual labor or equipment for harvesting. Any significant delay in, or disruption of, the supply of raw materials could:

•                  substantially increase the cost to us of these materials;

•                  require us to reformulate and repackage our products;

•                  require us to find new suppliers; or

•                  result in a substantial reduction or termination by us of our sales of certain products.

If any of these situations occurred, it could have a material adverse effect on our business and operations.

Our failure to comply with current or future governmental regulations could adversely affect our business.

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of dietary supplements such as those sold by us are subject to regulation by a number of federal, state and local agencies, principally, the Food & Drug Administration (“FDA”) and the Federal Trade Commission (“FTC”), as well as foreign agencies in areas where we may operate. Among other matters, this regulation is concerned with product safety and claims made with respect to a product’s ability to provide health-related benefits. These agencies have a variety of procedures and enforcement remedies available to them, including:

•                  initiating investigations;

•                  issuing warning letters and cease and desist orders;

•                  requiring corrective labeling or advertising;

•                  requiring consumer redress such as requiring that a company offer to repurchase products previously sold to consumers;

•                  seeking injunctive relief or product seizures; and

•                  imposing civil penalties or commencing criminal prosecution.

Federal and state agencies in the past have used these remedies in regulating participants in the dietary supplements industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants. In addition, publicity related to dietary supplements may result in increased regulatory scrutiny of the nutritional supplements industry.

Our failure to comply with applicable laws could subject us to severe legal sanctions, which could have a material adverse effect on our business and results of operations. We cannot assure you that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on our business and operations. We cannot assure you that a state will not interpret claims presumptively valid under Federal law as illegal under that state’s regulations, or that future FDA regulation or FTC decisions will not restrict the permissible scope of such claims. Additionally, we cannot assure you that such proceedings or investigations or any future proceedings or investigations will not have a material adverse effect on our business or operations.

If we are deemed to be subject to the federal Medicare Anti-Kickback statutes or similar state statutes, it could have a material adverse effect on our business and operations.

The healthcare industry is subject to extensive federal and state regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services, and payment for services. As Essentum® is not subject to Medicare or Medicaid reimbursement, we do not believe that our activities are subject to regulation under the federal Anti-Kickback statutes. The Anti-Kickback statutes generally prohibit persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. However, the statute was drafted broadly and it has resulted in many arrangements and practices that are lawful in businesses outside of the healthcare industry to be deemed unlawful. As a result, there has been a lack of uniform interpretation of the Anti-Kickback statutes, which make compliance even more difficult. The penalties for violating these statutes can be severe and include criminal penalties and civil sanctions, fines, imprisonment and possible exclusion from the Medicare and Medicaid programs. Many states have adopted laws similar to the federal Anti-Kickback statutes. Some of these state prohibitions apply to referral of patients for healthcare services reimbursed by any source, not only the Medicare and Medicaid programs. Although we believe that we comply with both federal and state anti-kickback laws, any finding of a violation of these laws could subject us to criminal and civil penalties or possible exclusion from federal or state healthcare programs. Such penalties would adversely affect our financial performance and our ability to operate our business.

Our insurance may be inadequate to cover us against product liability claims that may be brought against us.

We maintain liability insurance for us and our subsidiaries with policy limits generally of $1.0 million per occurrence and $2.0 million in the aggregate. Our insurance program includes property, casualty, comprehensive general liability, and products liability coverage. We believe that our insurance coverage is adequate. The testing, marketing, and sale of health care products entail an inherent risk of product liability. We cannot assure you that product liability claims relating to dietary supplement products will not be asserted against us, our licensees, or third parties with whom we operate. Many claims related to dietary supplements have already been brought against businesses in our industry, although none against our products or us. Further, we cannot assure you that such insurance will provide adequate coverage against any potential claims. A product liability claim or product recall could have a material adverse effect on our business, financial condition, or results of operations.

We may have difficulty effectively managing our growth.

Over the past several years, we have experienced significant growth in our business activities through a variety of transactions, including our acquisitions of MAF, COF, ENI, and DFN. Although we agreed with the holders of our Senior Secured Convertible Notes that we would not enter into certain acquisition agreements for specific periods, we expect our business to continue to grow through acquisition in the future. Growth of this nature involves numerous risks such as:

•                  difficulties and expenses incurred in connection with the subsequent assimilation of the operations and services or products of the acquired company;

•                  the potential loss of key employees of the acquired company; and

•                  the diversion of management’s attention from other business concerns.

If we are unable to effectively address these risks, we may be required to restructure the acquired business or write off the value of some or all of the assets of the acquired business. Further, this type of growth requires increased investments in management personnel, financial and management systems and controls, and facilities. We cannot assure you that we will experience parallel growth in these areas. If these areas do not grow at the same time, our operating margins may decline from current levels.

We depend on one of our key employees and the loss of his services could harm our business.

We are heavily dependent upon Stuart A. Benson, our Chief Executive Officer and President. We have entered into an employment agreement with Mr. Benson that provides for him to be employed by us through August 2006. However, he may terminate the agreement at any time upon 60 days’ notice to us. The loss of Mr. Benson could have a material adverse effect on us. Under the terms of the employment agreement, we are permitted to apply to obtain, and have made application with respect thereto, for a “key-man” insurance policy for Mr. Benson for $1,000,000. We will be the beneficiary of this policy when and if the insurance is obtained.

Risks related to our common stock

Our existing stockholders will experience dilution if we issue additional securities.

In December 2003, our Board of Directors and a majority of our stockholders approved an increase in our authorized capital from 100,000,000 shares of common stock to 150,000,000 shares of common stock. As of March 26, 2004, we have outstanding 61,456,004 shares of common stock (excluding 1,242,887 shares of common stock that will be issued for conversion of our Series A Preferred Stock, which occurred in December 2003), 2,500,000 shares of preferred stock currently convertible into 2,500,000 shares of common stock, options to purchase 3,831,483 shares of common stock, warrants to purchase shares of common stock and Senior Secured Convertible Notes initially convertible into 4,587,738 shares of common stock. If we issue additional shares, or if our existing stockholders exercise or convert their outstanding options, warrants, or notes, our other stockholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of our company. Further, any issuance of additional securities to various persons or entities in lieu of cash payments will lead to further dilution. If all convertible instruments were converted and all outstanding warrants and options were exercised, we would have 98,593,764 shares of common stock outstanding.

We are party to a voting agreement pursuant to which certain officers and directors can dominate our Board of Directors.

We are party to a voting agreement with Stuart A. Benson, our Chief Executive Officer, Donald C. Hannah, a member of our Board of Directors, and SkyePharma, PLC and Fifth Avenue Capital, Inc., both significant stockholders. Under this agreement, the parties have the ability to elect a majority of our Board of Directors. As a result, they will be able to approve most, if not all, of our corporate actions, including the appointment of officers.

Because the market price of our common stock is highly volatile, it is difficult to determine the true value of our company.

Our common stock has been traded on the OTC Bulletin Board since March 28, 2002. The market price of our common stock has been highly volatile and may continue to be volatile in the future. Because of our share price volatility, it is difficult to determine the true market value of our company. Significant volatility in the market price of our common stock may arise due to factors such as:

•                  our developing business;

•                  a continued negative cash flow;

•                  relatively low price per share;

•                  relatively low public float;

•                  variations in quarterly operating results;

•                  general trends in the nutraceuticals and health care industry;

•                  the number of holders of our common stock; and

•                  the interest of securities dealers in maintaining a market for our common stock.

As long as there is only a limited public market for our common stock, the sale of a significant number of shares of our common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered and could cause a severe decline in the price of our common stock.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors:

•                  must make a special written suitability determination for the purchaser;

•                  receive the purchaser’s written agreement to a transaction prior to sale;

•                  provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•                  obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Our pending registration of certain shares of common stock may affect the market price and liquidity of our common stock.

In January 2004, we filed a Registration Statement on Form SB-2 under the Securities Act of 1933 to register approximately 45 million shares of common stock. Once this registration is effective, which we anticipate to occur during the second quarter of 2004, the selling stockholders will be able to sell these shares in the public market. The ability on the part of these selling stockholders to make these sales may have an adverse impact on our ability to raise capital in the public market and may affect the price and liquidity of our common stock in the public market.

No dividends have been paid on our common stock.

To date, we have not paid any cash dividends on our common stock and we do not expect to declare or pay dividends on the common stock in the foreseeable future. In addition, the payment of cash dividends is limited by the terms of our outstanding preferred stock and Senior Secured Convertible Notes.

ITEM 2. DESCRIPTION OF PROPERTIES

We own no real property and currently lease all of our office facilities. Our executive and administrative offices are located at 5080 North 40th Street, Phoenix, Arizona with operating subsidiaries located in California and Utah. The respective facilities are leased on terms summarized below:

Location	Square Feet	Annual Rental	Lease Expiration
Phoenix, AZ	Approx. 4,800	$96,520	10/31/2004

San Diego, CA	Approx. 1,500	$30,000	10/31/2004

Spanish Fork, UT	Approx. 16,100	$58,885	11/30/2008

We previously leased additional space in Boonton, NJ, in connection with our November 2002 acquisition of MAF. The facility consisted of approximately 3,500 square feet for approximately $2,100 per month. This lease expired in August 2003, at which point the operations of MAF were transferred to our Utah facility and the New Jersey location was abandoned.

We believe that we have sufficient space for our current and anticipated near-term needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we and our subsidiaries are parties to a variety of legal proceedings arising out of the normal course of business, including cases in which damages may be sought. We believe we have valid defenses and are vigorously defending any pending litigation. While the results of litigation cannot be predicted with certainty, we believe that the outcome of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been quoted on the OTC Bulletin Board since March 28, 2002 under the symbol “VTLV.” The following table sets forth, for the periods indicated, the high and low bids for our common stock as reported on the OTC Bulletin Board (bids reflect interdealer quotations, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions):

	High	Low
Fiscal Year 2002
First Quarter (from March 28, 2002)	$1.40	$0.85
Second Quarter	$4.05	$0.95
Third Quarter	$2.99	$0.91
Fourth Quarter	$2.01	$0.64
Fiscal Year 2003
First Quarter	$1.02	$0.68
Second Quarter	$1.25	$0.46
Third Quarter	$1.52	$1.00
Fourth Quarter	$1.61	$1.10
Fiscal Year 2004
First Quarter (through March 26, 2004)	$1.19	$0.77

Dividend Policy

To date, we have not paid any dividends on our common stock. Any payment of dividends in the future is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements, financial condition, and other relevant factors. Our Board of Directors does not intend to declare any cash or other dividends in the foreseeable future, but intends instead to retain earnings, if any, for use in our business operations. In addition, our outstanding 12% Senior Secured Convertible Notes provide that we may not declare or pay any dividend on our common stock so long as any amounts are outstanding on the notes.

Transfer Agent

Our common stock transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York.

Holders

As of March 15, 2004, there were 397 holders of record of our common stock. We believe there are in excess of 700 beneficial owners of our common stock.

Sales of Unregistered Securities

Stock Grants

During the years ended December 31, 2003 and 2002, we issued 4,141,100 and 343,500 shares of restricted common stock, respectively, in consideration for consulting, investment banking, or other services rendered, compensation, release of debt, or various other claims which the parties may have had against us in transactions exempt under Section 4(2) of the Act, as a transaction by an issuer not involving a public offering, as set forth below:

	2003		2002
Name	Shares	Consideration	Shares	Consideration
Aegis Capital Corporation(2)	150,000	$184,000	50,000	$68,000
Arizona Heart Institute	100,000	$132,000	—	—
Allen, David(1)	25,000	$33,500	—	—
Atlas Capital	54,000	$58,320	—	—
Beadle, Carson(1)	85,000	$106,000	—	—
Behringer, Mark	—	—	68,000	$80,920
CEO Cast	12,000	$14,160	—	—
Chen, Stephen S.(4)	187,500	$221,250	—	—
Cranshire Capital, LP	71,400	$82,824	—	—
Crescent International, LTD	50,000	$58,000	—	—
Cooke, Robert A.	—	—	32,000	$38,080
Davidson, Michael H.	20,000	$17,600	—	—
Designees of Aegis Capital Corporation(2)	58,000	$75,400	—	—
Donner Corporation	—	—	2,500	$5,125
Edson, Bradley(3)	1,300,000	$1,781,000	—	—
Eide, Robert(1)	217,000	$285,100	30,000	$51,000
Equity International, LTD	100,000	$134,000	—	—
Greer, Carolyn	2,400	$2,784	—	—
Grove, Janet	2,400	$2,784	—	—
Hanna, Donald C.(1)	75,000	$100,500	30,000	$51,000
HCFP/Brenner Securities	1,222,600	$1,513,582	48,000	$81,600
Hickey, Paul	50,000	$35,500	—	—
Kassai, Phillip	45,000	$68,400	—	—
Labella, Charles	8,400	$9,744	—	—
Morris, Stephen(4) (5)	25,000	$33,500	—	—
Myers, Daniel	45,000	$68,400	—	—
Northline Limited	50,000	$59,000	—	—
Prima Consulting	—	—	50,000	$140,000
Quick, Leslie(1)	85,000	$106,000	—	—
Sloan Securities Corp	25,400	$35,408	—	—
Smith, Gowrie(5)	25,000	$33,500	—	—
Smith, Reed	30,000	$21,300	—	—
Weil Consulting Corporation	—	—	33,000	$39,270
Wernick, Howard	20,000	$17,600	—	—
	4,141,100	$5,291,156	343,500	$554,995

(1)          Current or former member of our Board of Directors.

(2)          Principal is a current or former member of our Board of Directors and/or an officer.

(3)          Former Chairman and Chief Executive Officer.

(4)          Is a principal of an entity that is a major shareholder.

(5)          These shares were issued in error and we are in process of rescinding them.

Certain of these issuances were for services to be provided over a contract period ranging from 12 months to three years, thus related amounts were capitalized as a component of equity and amortized to expense over the vesting periods. For the years ended December 31, 2003 and 2002, $428,335 and $92,785 were amortized to expense, respectively. The value of unamortized restricted common stock issued for services as of December 31, 2003 and 2002 was $390,250 and $249,085, respectively.

Certain of these issuances were for services related to acquisitions, private placements, or debt financing, thus related amounts were capitalized as a component of goodwill or intangible assets, equity, or deferred debt charges, respectively. Common stock issued for compensation and other services were generally charged to expense as incurred or amortized to expense based on their vesting. The value of stock issued for such services and capitalized accordingly is as follows at December 31:

	2003	2002
Acquisitions	$1,720,320	$68,000
Private Placements	$73,750	$—
Debt Financing	$297,840	$—
Compensation and other services	$3,199,246	$486,995

Options/Warrants Grants

During the years ended December 31, 2003 and 2002, we issued 6,817,900 and 3,755,000 options or warrants to purchase shares of restricted common stock, respectively, in consideration for consulting, investment banking, or other services rendered, compensation, release of debt, or various other claims which the parties may have had against us in transactions exempt under Section 4(2) of the Act, as a transaction by an issuer not involving a public offering, as set forth below. This table excludes options and warrants issued in conjunction with various debt and equity offerings and Series A Preferred stock conversions of 12,565,561 and 2,735,000 during the years ended December 31, 2003 and 2002 respectively.

	2003				2002
Name	Options or Warrants		Exercise Price	Consideration	Options or Warrants		Exercise Price	Consideration
Aegis Capital Corp(2)	72,400	(4)	$1.00	$48,667	—		—	—
Agryropolus, D	—		—	—	120,000	(5)	$2.80	$138,274
Atlas Capital Services	35,000	(4)	$1.00	$—	—		—	—
Benson, Stuart(1)	5,000,000	(4)	$0.01	$6,800,000	1,340,000	(4)	$1.50	$—
Burkhart, Brian	—		—	—	30,000	(11)	$2.40	$—
Chen, Stephen(3)	709,500	(4)	$2.00	$137,926	200,000	(5)	$3.00	$230,189
Davidson, Michael	—		—	—	200,000	(6)	$1.00	$115,450
Donner Corp International	—		—	—	30,000	(4)	$2.05	$17,242
Gerst, Martin	—		—	—	500,000	(4)	$1.50	$280,580
Hayes, Annette	—		—	—	125,000	(12)	$1.00	$—
HCFP/Brenner Securities	345,600	(4)	$1.00	$177,723	—		—	—
Howe, Bruce	300,000	(9)	$1.40	$120,129	—		—	—
Howe, Maynard	20,000	(8)	$1.40	$8,008	—		—	—
Howe, Roger	20,000	(8)	$1.40	$8,009	—		—	—
Krauss, Ronald	—		—	—	15,000	(7)	$2.80	$14,226
Maron, David	—		—	—	15,000	(7)	$2.80	$15,225
Michelson, Leslie	—		—	—	500,000	(5)	$1.00	$289,000
Sloan Securities Corp	315,400	(4)	$1.00	$184,733	—		—	—
Smith, Brian	—		—	—	150,000	(5)	$1.00	$86,218
Sprecher, Dennis	—		—	—	15,000	(7)	$2.80	$20,498
Sutherland, John	—		—	—	15,000	(7)	$2.80	$20,498
Wallace, Martin	—		—	—	500,000	(10)	$1.50	$—
	6,817,900		$0.01 - $2.00	$7,485,195	3,755,000		$1.00 - $3.00	$1,227,400

(1)          Current or former member of our Board of Directors and/or a current or former officer.

(2)          Principal is a current or former member of our Board of Directors.

(3)          Is a principal of an entity that is a major shareholder.

(4)          Immediately vested; three to five year expirations.

(5)          Vests equally over 18 months; five-year expiration.

(6)          Vests equally over 24 months; five-year expiration.

(7)          Vests 1,250 per quarter over three years; five-year expiration.

(8)          Vests 1,850 November 1, 2003 and 1,605 per quarter thereafter; five-year expiration.

(9)          Vests 100,000 per year contingent upon certain performance measures of DFN; five-year expiration.

(10)    Vests semi-annually contingent upon certain performance measures of Essentum®; five-year expiration.

(11)    Vests 2,500 per quarter over three years; five-year expiration.

(12)    Vests quarterly over three years with 40,000 in years one and three and 45,000 in year two; four-year expiration.

Certain of these grants were for services to be provided over a contract period ranging from 12 months to three years, thus related amounts were capitalized as a component of equity and amortized to expense over the vesting periods. For the years ended December 31, 2003 and 2002, $542,110 and $494,517 were amortized to expense, respectively. The value of unamortized options and warrants issued for services as of December 31, 2003 and 2002 was $206,792 and $732,883, respectively.

Additionally, certain of these grants were for investment banking or other services related to private placements, debt or equity, thus related amounts were capitalized as a component of equity or deferred loan costs. The value of stock issued for such services capitalized as a component of equity or deferred loan costs was $516,549 at December 31, 2003.

Acquisitions

On October 14, 2003, we completed the acquisition of DFN (the “DFN Acquisition”). The purchase price was 1,650,003 restricted shares of our common stock, with no registration rights. The issuance of securities in the acquisition was not a public offering, and thus was an exempt offering under Section 4(2) of the Securities Act. Concurrently with the closing of the DFN Acquisition, we authorized the issuance of 50,000 shares of common stock valued at $59,000 to Northline Limited in connection with investment banking activities rendered in the transaction.

On August 20, 2003, we completed the acquisition of ENI (the “ENI Acquisition”). The purchase price was 31,248,584 restricted shares of our common stock, with no registration rights, and 251,390 options issued in exchange for existing ENI options, with a fair value of $253,904 at the date of grant. The issuance of securities in the acquisition was not a public offering, and thus was an exempt offering under Section 4(2) of the Securities Act. Concurrently with the closing of the ENI Acquisition, we authorized the issuance of 950,000 and 200,000 shares of common stock valued at $1,495,000 to Brenner Securities and Aegis Capital Corp, respectively, in connection with investment banking or other activities rendered in the transaction.

On July 3, 2003, we completed the acquisition of COF (the “COF Acquisition”). The purchase price was 2,600,000 restricted shares of our common stock, with no registration rights. The issuance of securities in the acquisition was not a public offering, and thus was an exempt offering under Section 4(2) of the Securities Act. Concurrently with the closing of the COF Acquisition, we authorized the issuance of 100,000 and 54,000 shares of common stock with an aggregate value of $166,320 to Aegis Capital Corp and Atlas Capital Services, respectively, in connection with investment banking activities rendered in the transaction.

On November 20, 2002, we completed the acquisition of MAF (the “MAF Acquisition”). The purchase price was 2,500,000 restricted shares of our common stock, with no registration rights. The issuance of securities in the acquisition was not a public offering, and thus was an exempt offering under Section 4(2) of the Securities Act. Concurrently with the closing of the MAF Acquisition, we authorized the issuance of 50,000 shares of common stock valued at $68,000 to Aegis Capital Corp in connection with investment banking activities rendered in the transaction.

Private Placements

Between October and December 2003, we borrowed an aggregate principal amount of $1,530,000 in the form of Senior Convertible Notes (the “Bridge Notes”), due April 28, 2004, in a private placement subject to certain registration rights, generating cash proceeds of $1,316,400, net of cash debt issue costs of $213,600. Principal and interest at a rate of 10% per annum is payable in a single installment on the maturity date in cash or common stock, at our discretion, at a price equal to $1.00 per share. As part of the transactions, Bridge Note holders received 3,060,000 and 1,530,000 warrants to purchase common stock at an exercise price of $1.00 and $1.50 per share, respectively. In accordance with the terms of these Bridge Notes, because we consummated a debt financing before the maturity date, the entire principal amount of the notes plus accrued interest totaling $1,547,738 has been converted into the debt securities offered in the December 2003 transaction described below.

In December 2003, we borrowed an aggregate principal amount of $4,587,738 in the form of Senior Secured Convertible Notes (the “Secured Notes”), due December 17, 2008, in a private placement subject to certain registration rights, therein converting Bridge Note principal and interest of $1,547,738 as described above, and generating cash proceeds of $2,502,400, net of cash debt issue costs of $537,600. The Secured Notes bear interest at a rate of 12% per annum, 8% of which is payable semi-annually in cash each June and December, while 4% per annum may be paid, at our discretion, in cash or common stock at a price equal to the ten day average trading price of our common stock five business days prior to the relevant interest payment date.

We may redeem the Secured Notes commencing December 15, 2004, provided the ten-day average trading price of our common stock prior to the redemption is at least $3.00 per share. The Secured Notes are collateralized by our assets, have priority in right of payment over all our indebtedness, and include certain provisions related to change in control, reorganization, recapitalization, and other adjustments. In addition, Secured Note holders received 4,587,738 warrants to purchase common stock at an exercise price of $1.00 per share. These offerings were exempt pursuant to Rule 506 of Regulation D, under the Securities Act.

On August 20, 2003, concurrent with the ENI Acquisition, we sold to a single investor 1,000,000 shares of Series D Preferred Stock at $1.00 per share, generating cash proceeds of $815,000, net of cash offering costs of $185,000. Each share of Series D Preferred Stock is convertible into one share of common stock at the option of the holder at any time. This offering was exempt pursuant to Rule 506 of Regulation D, under the Securities Act.

On July 9, 2003, we sold to one investor 5 units, each consisting of 100,000 shares of non-voting 50% Series C Preferred Stock, 100,000 Series D Warrants, and 100,000 Series E Warrants, aggregating 500,000 shares of Series C Preferred Stock at $1.00 per share, 500,000 Series D Warrants at an exercise price of $1.30 per share, and 500,000 Series E Warrants at an exercise price of $1.60 per share, generating cash proceeds of $437,500, net of cash offering cost of $62,500. The holder of the Series C Preferred Stock is entitled to a two-time dividend at the rate of 50% per annum, payable in cash or common stock on the first and second anniversary of the issuance date with no obligation to pay dividends thereafter. Unpaid and/or undeclared dividends are cumulative. Each share of Series C Preferred Stock is convertible into one share of common stock at the option of the holder at any time after the first anniversary of the date of issuance. This offering was exempt pursuant to Rule 506 of Regulation D, under the Securities Act.

On April 16, 2003, we sold to one investor 10 units, each consisting of 100,000 shares of non-voting 25% Series B Preferred Stock, 100,000 Series D Warrants, and 100,000 Series E Warrants, aggregating 1,000,000 shares of Series B Preferred Stock at $1.00 per share, 1,000,000 Series D Warrants at an exercise price of $1.30 per share, and 1,000,000 Series E Warrants at an exercise price of $1.60 per share, generating cash proceeds of $875,000, net of cash offering costs of $125,000. The holder of the Series B Preferred Stock is entitled to a one-time dividend at a rate of 25% per annum, payable in cash or common stock on the one-year anniversary of the issuance date with no obligation to pay dividends thereafter. Unpaid and/or undeclared dividends are cumulative. Each share of Series B Preferred Stock is convertible into one share of common stock at the option of the holder at any time after the first anniversary of the date of issuance. The Series B Preferred Stock has no voting rights, liquidation preferences, or protective provisions. This offering was exempt pursuant to Rule 506 of Regulation D, under the Securities Act.

On November 20, 2002, concurrent with the MAF Acquisition, we sold 19.54 units, each unit consisting of 70,000 shares of common stock, 70,000 Series B Warrants, and 70,000 Series C Warrants, aggregating 1,367,500 shares of common stock at $1.00 per share, 1,367,500 Series B Warrants at an exercise price of $1.65 per share, and 1,367,500 Series C Warrants at an exercise price of $2.14 per share, generating cash proceeds of $1,197,115, net of cash offering costs of $170,385. This offering was exempt pursuant to Rule 506 of Regulation D, under the Securities Act.

Between February and June 2002, we sold 3,712,000 shares of 10% Series A Preferred Stock at $1.00 per share, generating cash proceeds of $3,593,807, net of cash offering costs of $118,193. Holders may convert their shares into a like amount of common stock at any time after the first anniversary date of issuance and will convert by their terms after 18 months. Upon conversion, holders of Series A Preferred Stock will receive one Series A Warrant per five preferred shares converted to purchase one share of common stock at an exercise price of $2.00 per share, exercisable one year from the date of issuance. The holders of the Series A Preferred Stock have no voting rights, but are entitled to a preferred dividend at the rate of 10% per annum, which is cumulative and shall be paid in additional shares of preferred stock at a price equal to $1.00 per share and will contain all the rights and privileges and be subject to all the terms and conditions as set forth herein. This offering was exempt pursuant to Rule 506 of Regulation D, under the Securities Act.

No underwriters were involved in connection with the sales of securities referred to in this Item 5.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Through our operating subsidiaries, we develop or license nutraceuticals and pharmaceuticals, marketing them for distribution through physicians, medical groups, chiropractic offices, and retail outlets. In addition, we formulate, market, and distribute vitamins, herbs, high quality dietary supplements, and therapeutic and functional food products through similar distribution channels. Nutraceuticals are products that are isolated or purified from foods and generally sold in medicinal forms not usually associated with foods, including tablets, capsules, or drops. These nutraceuticals may have physiological benefits or have the ability to reduce the risk of chronic disease beyond basic nutritional products. We develop and test our nutraceuticals in collaboration with leading medical experts in the nutraceuticals field. We have designed them to be incorporated by physicians into a standard physician-patient program in which patients supplement doctor-prescribed pharmaceuticals with our nutraceuticals. Our initial areas of focus are cardiovascular health and weight loss.

Our business strategy is to capitalize on the growing complimentary and alternative medicine market by creating scientifically proven and supported condition-specific formulations, offering a broad range of natural, general health nutraceuticals and functional foods/beverages, and exploring alternative distribution channels by gaining practitioner confidence and support for our products. We plan to focus initially on certain target conditions, including cardiovascular disease and obesity, providing the market with high quality, relevant products through key distribution channels.

Results of Operations

The following sets forth selected financial data and its percentage of net sales for the years ended December 31:

	2003		2002
	Amount	%	Amount	%	Increase (Decrease)
Revenue	$2,855,123	100.0%	$260,844	100.0%	$2,594,279
Cost of goods sold	1,723,013	60.3%	193,032	74.0%	1,529,981
Gross profit	1,132,110	39.7%	67,812	26.0%	1,064,298
Administrative expenses
Salaries and benefits	11,998,759	420.3%	1,341,103	514.1%	10,657,656
Professional and consulting fees	3,261,078	114.2%	1,607,621	616.3%	1,653,457
Selling, general and administrative	2,054,526	72.0%	510,013	195.5%	1,544,513
Research and development	410,648	14.4%	510,436	195.7%	(99,788)
Depreciation and amortization	1,972,303	69.1%	52,959	20.3%	1,919,344
Total	19,697,314	689.9%	4,022,132	1542.0%	15,675,182

Net loss from operations	(18,565,204)	(650.2% )	(3,954,320)	(1516.0% )	(14,610,884)
Other income (expense)
Impairment of goodwill	(6,777,480)	(237.4% )	—	0.0%	(6,777,480)
Other expense	(43,249)	(1.5% )	—	0.0%	(43,249)
Interest income	5,322	0.2%	13,077	5.0%	(7,755)
Interest expense	(5,240,611)	(183.6% )	(8,652)	(3.3% )	(5,231,959)
Net loss	$(30,621,222)	(1072.5% )	$(3,949,895)	(1514.3% )	$(26,671,327)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue:  Total revenue for the years ended December 31, 2003 and 2002 was $2,855,123 and $260,844, respectively, an increase of $2,594,279. This increase is attributable to our various acquisitions during late 2002 and throughout 2003 of MAF, COF, and DFN, each contributing approximately $1,370,000, $987,000, and $438,000 in revenues during the year ended December 31, 2003, respectively, compared to approximately $138,000 of MAF revenue in 2002. The increase is offset to a lesser extent by decrease in sales of Essentum® in 2003.

Cost of Goods Sold and Gross Profit: Cost of goods sold for the years ended December 31, 2003 and 2002 was $1,723,013 and $193,032, respectively, an increase of $1,529,981. This increase corresponds to the increase in revenues and is related primarily to our acquisitions of MAF, COF, and DFN, each contributing approximately $959,000, $525,000, and $239,000 in cost of goods sold during the year ended December 31, 2003, respectively. The gross profit percentage for the years ended December 31, 2003 and 2002 was 39.7% and 26.0%, respectively, an increase of approximately 14%. The favorable variance over prior year is substantially a result of a lower than normal gross profit percentage in 2002 from higher than expected shipping and product storage costs that have not continued. The current year’s adjusted gross profit percentage of approximately 40%, which includes gross profit contributed from acquired companies, is more indicative of anticipated future results.

Administrative Expenses:

Salary and benefit costs for the years ended December 31, 2003 and 2002 were $11,998,759 and $1,341,103, respectively, for an increase of $10,657,656. The increase is attributable to the following primary factors, which occurred and were recorded during 2003 without similar transactions in the prior year: 1) issuance of 5,000,000 warrants in 2003 to one of our officers, valued at $6,800,000 and recorded as compensation expense; 2) granting of 1,300,000 shares of restricted common stock in 2003 to one of our officers, valued at $1,781,000 and recorded as compensation expense, and 3) current year warrant repricing adjustments in accordance with FIN No. 44(1) of $1,526,461 related to 1,340,000 warrants issued to one of our officers in 2002. The primary remaining variance in salaries and benefits is attributable to an aggregate cost contribution of approximately $657,000 in 2003 from our various acquisitions offset to a lesser extent by a decrease in contract labor costs during 2003.

(1)          Per FIN No. 44, a non-cash charge to compensation expense is required if the price of our common stock on the last trading day of a reporting period is greater than the exercise price of certain stock options and warrants issued to officers or employees. The requirements of FIN No. 44 may also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of previous reporting period, provided however that a credit is not recorded to the extent our common stock trades below the exercise price of the options or warrants. In accordance with FIN No. 44, we adjust compensation expense upward or downward on a monthly basis based on the trading price at the end of each period.

Professional and consulting fees were $3,261,078 and $1,607,621 during the years ended December 31, 2003 and 2002, respectively, for an increase of $1,653,457. This increase is primarily a result of costs associated with the three acquisitions (COF, ENI, and DFN), three preferred stock private placements (Series B, C, and D), and two debt offerings we transacted during 2003. Included in total professional and consulting fees during 2003 and 2002 is $1,695,556 and $732,427, respectively, of non-cash charges for shares of restricted common stock, options, or warrants issued in exchange for professional services rendered in the aforementioned transactions, accounting for a majority of the overall increase, with the remainder represented by additional cash fees associated with the transactions.

Selling, general, and administrative expenses for the years ended December 31, 2003 and 2002 were $2,054,526 and $510,013, respectively, for an increase of $1,544,513. A portion of the overall increase can be attributed to an aggregate cost contribution from acquired entities of approximately $906,000, which includes such charges as facilities, sales and marketing, and other general and administrative items. The remaining increase is comprised of additional travel and entertainment costs over prior year associated with our acquisition, private placement, and debt financing activities of approximately $147,000, approximately $132,000 of non-cash charges for common stock issued as a condition to an amendment to our agreement with the Arizona Heart Institute, our distribution partner for Essentum®, and additional marketing and advertising costs expended in the current year to promote our company and products.

Research and development costs are expensed as incurred and totaled $410,648 and $510,436 for the years ended December 31, 2003 and 2002, respectively, decreasing $99,788. During 2002, research and development costs primarily included the salary of one employee no longer employed by us, as well as various consulting and travel expenses. In addition, shares of restricted common stock, options, or warrants were issued during and prior to 2002 for research and development related consulting contracts for which the associated costs were amortized over the life of the contracts. As most of these contracts expired near the end of 2002 or throughout 2003, related amortization declined, resulting in total charges of approximately $257,000 and $274,000 during the years ended December 31, 2003 and 2002, respectively.

Depreciation and amortization expense for the years ended December 31, 2003 and 2002 were $1,972,303 and $52,959, respectively, increasing $1,919,344. The increase is primarily attributable to amortization of intangibles acquired or recorded as part of acquisitions, as well as increased depreciation related to acquired intangible assets, of approximately $1,906,000.

Impairment of Goodwill and Other Intangible Assets: Goodwill and other intangibles created by our acquisitions are tested for impairment at least annually, or upon occurrence of such events that may indicate impairment exists, in accordance with SFAS No. 142. Due to lower than expected third and fourth quarter operating profits and cash flows, we revised our earnings forecast for the next five years and, as a result, recorded a goodwill impairment loss of $6,777,480 during the year ended December 31, 2003. The change in fair value of each component of goodwill was estimated using the expected present value of future cash flows based on certain operational results and assumptions, as described below.

MAF. The gross value of goodwill related to the MAF Acquisition was $4,955,199. During the year ended December 31, 2003, we experienced operating income of approximately $16,000, before depreciation, amortization, and interest charges and have been unable to generate positive cash flow from operations to date. We believe these results are due to increased marketplace competition and relocation of operations from New Jersey to Utah, which caused a temporary lapse in our focus on the continued growth of the business. Based on our various initiatives, including consolidation of day-to-day operations of acquired businesses, capitalization on subsidiary management expertise, and expansion of products into existing distribution channels of other acquired entities, while factoring in the continued increase in competition for similar products, we have projected MAF’s revenue for the next five years and computed the fair value of the goodwill using the expected present fair value of future cash flows. As a result, we determined the goodwill recorded because of the MAF Acquisition is impaired by $4,370,683, which has been recorded as goodwill impairment expense during the year ended December 31, 2003.

NSI. The gross value of goodwill related to the COF Acquisition was $3,887,797. During the period ended December 31, 2003, we experienced an operating loss of approximately $533,000, prior to depreciation, amortization, and interest charges and the entity has been unable to generate positive cash flow from operations to date. In our opinion, NSI experienced these results due primarily to the use of inadequate manufacturing and distribution facilities, as well as changes in management subsequent to the acquisition. We have undertaken various initiatives to improve NSI’s operating results, including further consolidation of NSI’s manufacturing operations, increasing our use of professional manufacturing representatives, where appropriate, and adopting a more strategic and cost-effective approach to national tradeshows. We have also engaged an industry author and radio talk show host with whom we will launch a website and certain custom-labeled products for marketing and distribution to major metropolitan areas. Based on market conditions and our internal initiatives, we have projected NSI’s revenue for the next five years and computed the fair value of the goodwill using the expected present fair value of future cash flows. As a result, we determined the goodwill recorded because of the COF Acquisition is impaired by $2,406,797, which has been recorded as goodwill impairment expense during the year ended December 31, 2003.

DFN. The gross value of goodwill related to the DFN Acquisition is $2,113,416. During the period ended December 31, 2003, we generated operating income of approximately $21,000, before depreciation, amortization, and interest charges. We expect continued increasing net cash flows from operations, as we increase the national distribution of GreensFIRST® by cross-selling into distribution channels currently served by other subsidiaries and expanding sales of GreensFIRST® into Mexico, Canada and overseas. We also anticipate launching additional products currently under development. Based on our analysis, which includes detailed calculations of projected discounted future cash flows and assumptions discussed herein, we believe the goodwill amount at December 31, 2003 is not impaired and have not recorded an adjustment to the carrying value.

ENI. Our primary intangibles, outside of goodwill discussed above, were obtained in the ENI Acquisition and are comprised of three licensing and marketing agreements:

(1)          GEOMATRIX®, with an associated gross intangible value of $34,661,058 at December 31, 2003, is our licensed technology that will enable us to create time-released nutraceuticals. Pursuant to the terms of the license agreement, GEOMATRIX® is initially being tested in six nutraceuticals products, three of which successfully passed stability testing in February 2004, two are anticipated during second quarter 2004, and the final is to be chosen for development beginning in June 2004. We intend to utilize a licensing strategy to launch these products, rather than direct manufacturing, due to the intense capital investment required in the latter. We anticipate the first of these products to reach U.S. markets during 2004. Pursuant to the terms of the licensing agreement, we were obligated to pay development fees of $250,000 in January 2004. We did not make this payment and are currently in discussions to renegotiate the terms of the contract.

(2)          X-Fat®, with a related gross intangible value of $4,093,118 at December 31, 2003, is our patented dietary supplement aimed at weight loss and was launched in test markets throughout the U.S. in early March 2004. Marketing initiatives include radio and television advertisements, as well as the launch of a retail website. Patent rights in major European countries have been secured, with expansion into these territories expected during the latter half of 2004 through partnerships with established companies.

(3)          The China Territory Pharmaceuticals marketing agreement, to which a gross intangible value of $4,304,438 is attributed at December 31, 2003, provides us with exclusive marketing rights and royalties on existing and future pharmaceuticals that use our licensed drug-delivery technologies under certain terms defined therein. We are utilizing Stephen Chen, a shareholder and strategic consultant, to facilitate the expansion into these markets by coordinating initial meetings and establishing relationships with Chinese pharmaceutical companies. The first of these meetings is scheduled for April 2004.

Fair value was determined at the date of acquisition based on a valuation study performed by an independent third party who primarily considered the discounted cash flow and guideline company method. At December 31, 2003, we performed additional analyses, which include detailed calculations of projected discounted future cash flows and assumptions discussed herein. Based on these analyses, we believe the intangibles recorded at December 31, 2003 are not impaired.

Other Income (Expense):

Interest Expense for the years ended December 31, 2003 and 2002 was $5,240,611 and $8,652, respectively, for an increase of $5,231,959. While a small portion of the increase relates to interest on debt assumed in our various acquisitions, approximately $4,493,000 relates to interest expense recorded for the beneficial conversion feature, detachable warrants, and amortization of deferred debt charges from our December 2003 offering of $4,587,738 aggregate principal amount of Senior Secured Convertible Notes. In addition, we recorded approximately $599,000 in interest charges related to shares of our common stock that must be issued to shareholders as a penalty due to our failure to timely file and have declared effective a registration statement to register the shares of common stock issued in our November 2002 Series A Preferred Stock private placement. The remaining increase is a result of interest incurred on our senior convertible notes, which were fully converted into the Senior Secured Convertible Notes referenced above, as well as other interim financing transactions.

Net loss:  Our net loss for the years ended December 31, 2003 and 2002 was $30,621,222 and $3,949,895 respectively, for an increase of $26,671,327. Of these losses, approximately $25,544,044 and $785,386 during 2003 and 2002, respectively, relates to non-cash charges described herein and as follows and includes only those items that would not have been wired to be settled in cash or other assets by their original terms:

	2003	2002
Net loss	$(30,621,222)	$(3,949,895)
Non-cash charges
Officer compensation for common stock, options, warrants and warrant amendments	10,362,461	—
Common stock, options, and warrants issued for services, including amortization of such	1,695,556	732,427
Impairment loss	6,777,480	—
Interest and other charges related to debt financing	4,736,244	—
Depreciation and amortization	1,972,303	52,959
Total non-cash charges	25,544,044	785,386

Net loss excluding non-cash charges	$(5,077,178)	$(3,164,509)

Liquidity and Capital Resources

At December 31, 2003, we had approximately $1.7 million in cash, primarily as a result of our December 2003 debt financing in the form of Senior Secured Convertible Notes. In addition, we have approximately $550,000 of prepaid interest in escrow that will be used to make the 2004 interest payments on such debt. This restricted cash balance represents the significant increase in prepaid expenses and other current assets on our balance sheet at December 31, 2003.

Cash flows used in operating activities of approximately $4,722,000 and $2,974,000 in 2003 and 2002, respectively, have increased substantially over prior year due to the operating expenditures of our acquisitions (MAF, COF, ENI, and DFN), which have not yet begun to generate positive cash flow from operations. In connection with these acquisitions, we assumed indebtedness of approximately $1.5 million to be serviced over the next three to four year period. Cash flows used in investing activities of approximately $483,000 and $181,000 in 2003 and 2002, respectively, relate primarily to the cost of our acquisitions, with the remainder representing capital expenditures. We anticipate a slight increase in capital expenditures during 2004 to facilitate the consolidation of our operations and continued growth. Cash flows from financing activities of approximately $5,560,000 and $4,571,000 in 2003 and 2002, respectively, have been positively impacted by our debt and equity financings (as outlined below), offset by servicing of indebtedness assumed in our acquisitions.

To date, we have funded our operations and acquisition activity primarily from cash generated from private placements and with funds from borrowings under various debt instruments, as summarized in the table below, generating an aggregate in net cash proceeds of $10,737,222 during 2003 and 2002.

The following summarizes private placement offerings completed during 2003 and 2002:

Date	Description	Shares or Principal	Price Per Share	Net Cash Proceeds	Options & Warrants			Exercise Price
June, 2002	Series A Preferred	3,712,000	$1.00	$3,593,807	859,420	(1)	Series A	$2.00
November, 2002	Common	1,367,500	$1.00	$1,197,115	1,367,500		Series B	$1.65
					1,367,500		Series C	$2.14
April, 2003	Series B Preferred	1,000,000	$1.00	$875,000	1,000,000		Series D	$1.30
					1,000,000		Series E	$1.60
July, 2003	Series C Preferred	500,000	$1.00	$437,500	500,000		Series D	$1.30
					500,000		Series E	$1.60
August, 2003	Series D Preferred	1,000,000	$1.00	$815,000			N/A	N/A
October - December, 2003	Bridge Notes(2)	1,530,000	$1.00	$1,316,400	3,060,000		No Series	$1.00
					1,530,000		No Series	$1.50
December, 2003	Senior Secured Notes	4,587,738	$1.00	$2,502,400	4,587,738		No Series	$1.00
				$10,737,222

(1)          Includes 117,021 warrants to be issued upon conversion of 585,111 shares of Series A Preferred Stock issued as dividends.

(2)          Principal and accrued interest of $17,738 on the Bridge Notes converted into Senior Secured Notes.

In addition to the above offerings, during the fourth quarter of 2003, we entered into short-term notes payable with various shareholders and related parties (see ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS), borrowing an aggregate principal amount of $396,672. The notes generally matured in 60 days and bore interest at stated rates ranging between 10% and 28%, with 12 months of interest earned and payable immediately. The notes, including interest earned of $58,672, were paid in full prior to December 31, 2003.

Going concern

The accompanying consolidated financial statements have been prepared assuming we will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.We have suffered recurring losses from operations, have a working capital deficit, and are dependent on funding from sources other than operations. Since inception, we have been required to raise additional capital by the issuance of both equity and debt instruments. There are no commitments from prior funding sources, debt or equity, should cash flows be insufficient to fund ongoing operations and other cash commitments as they come due. These factors raise substantial doubt about our ability to continue as a going concern. We will be required to raise additional capital in the near term through offerings of securities to fund operations, and will attempt to continue raising capital resources if we do not begin to generate revenue sufficient to maintain our company as a viable entity. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to current investors.

We are in the process of improving, acquiring, or developing products for sale that would generate revenue to sustain its operations, as well as consolidating its operations in order to gain cost synergies and efficiencies. If successful, these actions will serve to mitigate the factors that have raised doubt about our ability to continue as a going concern and increase the availability of resources for funding of our current operations and future market development. In addition, in March 2004 we entered into a Purchase Agreement with investors and sold 250,000 shares of common stock at $1.00 per share with rights to receive a portion of net revenues, as defined therein, from the sale of X-Fat®.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Recent accounting pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust, or any other legal entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

In December 2003, the FASB issued a revised Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities.” FIN 46R requires companies to consider whether entities, in which they have financial interests, lack sufficient equity at risk to permit that entity to finance its activities without additional subordinated financial support and to consolidate those entities where the company would absorb the majority of any losses. The consolidation requirements are effective for interim and annual periods ending after March 15, 2004. We do not expect the adoption of FIN 46 and FIN 46R to have a material effect on our future financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently covered in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Activity.” The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. The adoption of SFAS No. 145 did not have a material effect on our financial condition or results of operations.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of SFAS No. 145 did not have a material effect on our financial condition or results of operations.

ITEM 7. FINANCIAL STATEMENTS

See index to Financial Statements and Financial Statements Schedules beginning on page F-1 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of the filing date of this annual report (the “Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported, within the periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were taken.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

Set forth below is certain information concerning each of our Directors and executive officers:

Name	Age	Position
Stuart A. Benson	50	Chief Executive Officer, President, Secretary, Director
Mitchel Feinglas	55	Chief Operating Officer, Director
Marcus Feder	48	Chief Financial Officer
Donald C. Hannah	71	Chairman of the Board
Leslie C. Quick, III	50	Director
Elliot R. Speiser	41	Director, Chairman of the Audit Committee
Carson E. Beadle	70	Director
David Allen	62	Director
Michael Ashton	57	Director

Officers

Stuart A. Benson has served as our Chief Executive Officer since January 2004 and our President and Secretary since March 2002. Mr. Benson also served as our vice chair of the Board of Directors from March 2002 through January 2004 and our executive vice President from June 2001 through March 2002. From March 1997 until June 2001, Mr. Benson served as Chairman of the Board and Chief Executive Officer of Custom Food Concepts, a privately held chain of restaurants in California. He has also served in both public and private companies as Chief Executive Officer and Chairman of the Board, including such companies as The Great Earth Vitamin Store chain and Nathan’s Famous Inc., where he served as their

Chairman of the Executive Committee, Chairman of the Board, President, and CEO. He is a member of UJA and ADL, sponsor of CBA (Caring for Babies with Aids), past Chairman of the 5 Towns United Fund Red Feather Ball, and has successfully organized numerous functions for the Reno, Nevada chapter of the Make A Wish Foundation.

In May 2002, Mr. Benson filed for personal bankruptcy, primarily because of federal tax liens relating to certain real estate syndication activities in the 1980’s. These liens relate to approximately $900 million of recaptured phantom income attributable to Mr. Benson, and his affiliates, as the general partners of various real estate syndication programs and partnerships, as well as $900,000 of other claims and judgments. In 1995, IRS liens relating to similar real estate syndication activities were discharged by Mr. Benson in a personal filing under Chapter 7. These bankruptcy filings are unrelated to Mr. Benson’s activities with us and we do not believe that these filings affect Mr. Benson’s ability to perform his duties as an officer and Director in any material fashion.

Mitchel Feinglas has been our Chief Operating Officer and a member of our Board of Directors since January 2004. From April 2003 through January 2004, we engaged him as an independent consultant. From 1999 through April 2003, he was an independent consultant for various companies. From 1994 through 1999, Mr. Feinglas founded and operated Vitamin Logic, a chain of retail supplement stores, and Alpine Naturals, a manufacturer and international distributor of supplements. From June 1990 through June 1993, he served as President of the Great Earth Vitamin Store Chain, then the second largest retail supplement store chain in the United States.

Marcus Feder has been our Chief Financial Officer since September 2003. From December 2001 through June 2003, Mr. Feder served as Chief Financial Officer for Single Crystal Technologies, LLC (SCT), a privately held semiconductor technology company where he established key relationships with investment banks, high-tech law firms, and venture capital funds. For the prior 12 years, Mr. Feder worked at Ernst & Young, a global leader in professional services, rising to serve as Senior Manager from 1998 to 2001 in its Audit, Business Advisory Services division. Mr. Feder is a Certified Public Accountant, Certified Information Systems Auditor, and a Certified Internal Auditor.

Directors

Donald C. Hannah has been our Chairman of the Board since January 2004 and has been a member of our Board of Directors since June 2002. In 1957, he assumed control of Hannah Marine Company and has since helped turn it into a worldwide marine shipping organization and the largest tugboat and barge company operating on the Great Lakes. In 1986, Mr. Hannah founded US Auction, Inc., which subsequently became affiliated with Merrill Lynch Realty in 1988. Mr. Hannah thereafter served as President and Chief Executive Officer of the Merrill Lynch Realty Auction Division until November 1989. In 1989, The Prudential Insurance Company of America acquired Merrill Lynch Realty along with the Auction Division. Mr. Hannah then moved the offices of the company to Phoenix, Arizona in 1992 to focus on government owned properties and changed the name of the company to US Properties, Inc. Mr. Hannah is Chairman and Chief Executive Officer of US Properties, and presently conducts real estate auctions and often assists in structuring financing of real estate projects. Mr. Hannah is recognized as a pioneer in international marketing programs and was a finalist for Inc. Magazine’s “Entrepreneur of the Year Award” in 1992.

Elliot R. Speiser joined our Board of Directors, and our Audit Committee as its Chairman and designated Financial Expert, in March 2004. Mr. Speiser is the managing partner of Elliott R. Speiser & Associates, a law firm he founded in 2001. Mr. Speiser has been a practicing attorney since 1996. Prior to practicing law, Mr. Speiser was engaged full-time as a Certified Public Accountant with Coopers & Lybrand, LLP and Price Waterhouse, LLP where he served publicly traded clients. Mr. Speiser received his B.S. from the California State University at Los Angeles and a J.D. from Western State University College of Law.

Leslie C. Quick, III has been a member of our Board of Directors since October 2002 and has served as Chairman of Fleet Securities, Inc., a division of Fleet Boston Financial Corporation, since April 2001 and previously served as President of U.S. Clearing Corp., a division of Fleet Securities from March 1994 through April 2001. From June 1988 through March 1994, Mr. Quick was President and Chief Operating Officer of The Quick & Reilly Group, Inc. Mr. Quick serves on the Board of Governors of the Chicago Stock Exchange, the Hearing Board of the New York Stock Exchange, the Bishop’s Financial Council for the Diocese of Metuchen, and is a trustee of Oak Knoll School in Summit, New Jersey. Mr. Quick is also the recipient of the Ellis Island Medal of Honor and holds an honorary degree from St. Bonaventure University.

Carson E. Beadle has been a member of our Board of Directors since October 2002. Mr. Beadle has been the President of Carson E. Beadle, Inc., a strategic-planning consulting firm in New York, since April 1998. From September 1959 through April 1998, Mr. Beadle was affiliated with the Marsh & McLennan Companies where he served as a member of the Board of Directors of William M. Mercer, Inc., a subsidiary of Marsh & McLennan. As a senior partner of the Mercer division, he was responsible for the consulting practices of New York and Eastern Canada, as well as other corporate functions, with a focus on employee benefits for large employers and strategic decision-making. Mr. Beadle originated the “flexible benefits” concept in Canada and the “total benefits strategic decision-making” concept in the United States. A recognized benefits expert, he has given testimony before Senate Finance, House Ways & Means and other government committees. He is the author of over 100 articles appearing in The Wall Street Journal, the New England Journal of Medicine, Fortune, the New York Times and many management and health publications in the United States and Canada. He is Chairman and co-founder of The Health Project, the White House-supported organization that presents the annual C. Everett Koop National Health awards. He is also one of the founding Directors of the Health Enhancement Research Organization of Birmingham, among many other member and advisory positions held within prominent management and healthcare organizations. Mr. Beadle has been a member of the Board of Directors of Security Mutual Life Insurance Company of New York since 1995 and National Security Life and Annuity Company since 2001.

David Allen has been a member of our Board of Directors since August 2003. Mr. Allen has served as managing Director of Investment Information Services, Ltd., a United Kingdom limited company providing fundamental and technical research to several private banks in London and a group of high net-worth investors in the United Kingdom and the United States, since January 1990. Mr. Allen has also served as President of Investment Information Services, Inc., a registered investment advisor in Colorado that provides fundamental and technical research to hedge funds and accredited investors, since 1999. Additionally, Mr. Allen has served as the investment consultant to US Tax and Financial Services, Ltd., a firm of accountants and lawyers in London, since 1989.

Michael Ashton has been a member of our Board of Directors since January 2004. Mr. Ashton’s career of over 31 years has been dedicated to the pharmaceutical industry. Mr. Ashton has been Chief Executive Officer of SkyePharma since November 1998 and a member of its Board of Directors since March 1997. He is also a Director of Transition Therapeutics, Inc., a Toronto Stock Exchange-listed biopharmaceutical company developing therapeutics for the treatment of multiple sclerosis, diabetes, and restenosis, and Astralis Limited, a public biotechnology company. Mr. Ashton has a Bachelor of Pharmacy Degree from Sydney University and a MBA Degree from Rutgers University.

Our Directors are elected annually and until the next annual meeting of stockholders and until their successor is elected and qualified or until their earlier resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors, and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2003, all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with.

Audit Committee Financial Expert

Currently, our audit committee is comprised of Elliot R. Speiser, Donald Hannah, and Leslie C. Quick, III, with Mr. Speiser serving as the Chairman of the audit committee.  The board of directors believes that Mr. Speiser is an “audit committee financial expert” (as defined in Regulation 228.401(e)(1)(i)(A) of Regulation S-B).  The board of directors also believes that Mr. Speiser would be considered an “independent” director under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

Code of Ethics

We have not yet adopted a code of ethics.  However, we intend to adopt, during fiscal 2004, a code of ethics that complies with the applicable guidelines issued by the SEC.

ADVISORY BOARDS AND ADVISORS

In addition to our Board of Directors, we have established strategic relationships with key individuals who serve on one or more of our advisory boards or in a consulting capacity. We utilize the advice and expertise of this elite group of individuals to assist us in our product formulations, research and development, strategic growth plans, and financial transactions. A brief description of our advisory boards is listed below, followed by biographical information of select individuals who assist us in these capacities.

Scientific Advisory Board (“SAB”)

Our products are formulated under the direction of our SAB, originally established in 2001. The SAB reviews all formulations and ensures that only credible, clinically proven ingredients at the dosage levels proven to work through accredited clinical trials are used. The SAB meets on an as needed basis, but generally twice per year.

Nutritional Advisory Board (“NAB”)

In 1999, MAF formed our NAB for consultation on specific product formalities or endorsements. Members are not required to have a specific number of meetings, but meet as deemed necessary. The NAB is primarily involved with products intended for distribution in the complimentary and alternative medicine markets, as opposed to the SAB, which focuses on the development of products for distribution in the medical channel.

Board of Scientific and Professional Advisors (“BSPA”)

In connection with the DFN Acquisition, we acquired the on-going use of DFN’s pre-existing BSPA, which supports DFN’s on-going research, development, business strategy and objectives and is comprised of a group of experienced and highly qualified professionals in science, medicine, nutrition, psychology, herbology, business, marketing, and media relations.

Corporate Strategic Advisory Board (“CSAB”)

The CSAB was developed in October, 2003 to provide services and advice in connection with our strategy and plans for the development and commercialization of our products and services, including developing, manufacturing, and testing nutraceuticals formulations based on scientific research and controlled clinical trials, assisting with design and development of compliance and lifestyle programs, and advising us on the needs of potential clients, partners, or other users. Live meetings of the CSAB are planned once per year and teleconference meetings three times per year.

Select Advisor Biographies

Paul Leibowitz serves as our Chief Scientific Officer and is President of Redding Consulting Group, Inc., a consulting practice in New York City formed by Dr. Leibowitz in 1995. As President of Redding Consulting, Dr. Leibowitz assists small to midsize public and private companies in the areas of business development and strategic, operating, and product development planning. Before forming Redding Consulting, Dr. Leibowitz was chief scientific officer of TSI Corporation, which was the fifth largest independent pre-clinical and clinical contract research organization in the world. Dr. Leibowitz also served as Director of molecular and analytical biology at Schering-Plough Corporation. While at Schering, he founded its biotechnology department, built the infrastructure for biotechnology programs in several areas, and led its growth into one of the industry’s leading forces. Dr. Leibowitz received his Ph.D. from the biology department of the State University of New York at Buffalo in the areas of atomic energy and particle physics, and postdoctoral training in genetics and molecular biology at Tufts Medical School and the Massachusetts Institute of Technology.

Dr. Maynard Howe, who sits on the BSPA and CSAB, has achieved a national and international reputation in Internet/Intranet strategy, branding, marketing, sales, and motivation. He has authored/co-authored three books and has written and produced two award-winning workshops on customer commitment and violence prevention. Dr. Howe holds a Doctorate of Clinical Psychology and a Masters in Leadership and Human Behavior. He has consulted to Professional and Olympic athletes and teams around the world and is a sought after lecturer and speaker at national and international forums.

Dr. Roger Howe, who sits on the BSPA and CSAB, has founded four successful start-up ventures over the past twenty years, his most recent of which, Metrix Communications, an Internet services and development company, was acquired by USWeb. Before these ventures, he served with three Fortune 500 companies in key management and executive positions. Dr. Howe is a former high school teacher, university professor, and youth athletic coach and has authored/co-authored various books and articles. Currently, he is a Board Member of Reliant Medical Technologies, Personnel Decisions International, Inc., Sonora Partners, and the Howe Family Foundation.

Michael Davidson, M.D., a board-certified cardiologist, has been the Chairman of our SAB since March 2002. Dr. Davidson is the executive medical Director of Protocare Trials and Chief Executive Officer of the Chicago Center for Clinical Research. He is also an associate professor in the Department of Medicine and Director of the Preventive Cardiology Center at Rush-Presbyterian-St. Luke’s Medical Center, where he directs the multiple risk factor reduction lipid clinic. As a prolific author and lecturer on lipid disorders, nutrition, and arteriosclerosis, Dr. Davidson has coordinated over 500 clinical trials in areas of preventive cardiology and has published more than 100 articles in medical journals, including the Journal of the American Medical Association, the Journal of the American College of Cardiology, Circulation, and Arteriosclerosis. Dr. Davidson is a fellow of the American College of Cardiology and the American College of Chest Physicians. He holds a medical degree from Ohio State University in Columbus and has completed a cardiology fellowship at Rush-Presbyterian-St. Luke’s Medical Center in Chicago.

Dr. Philip B. Maffetone is the founder of MAF and has been a member of the NAB since its formation in 1999. Dr. Maffetone has spent his entire career involved with diet, nutrition, stress management, and athletic training as a teacher, writer, and in the private practice of complementary medicine. Since 1977, he has been an author and lecturer on health and fitness, diet and nutrition, lifestyle, and stress management. He has also been a consultant to various athletic teams, corporations, and athletes specializing in coaching, nutrition, and exercise. He has also consulted for various nutrition companies responsible for product development, scientific writing, and marketing materials. From 1989 until 1994, he was Chairman and Chief Executive Officer of the International College of Applied Kinesiology. He was also the founding trustee in 1993 for the Foundation for Allied Conservative Therapies Research and remained there until 1999. Throughout these activities, Dr. Maffetone’s major contributions have been in the multifaceted area of human performance as follows:

•                  insight into its physical, biochemical, and mental/emotional aspects;

•                  probing research in diet and nutrition in relation to disease prevention;

•                  an understanding of neuromuscular function and its relation to healthcare and performance; and

•                  breakthroughs in complementary medicine and its relationship to conventional healthcare.

Dr. Maffetone has sixteen publications dealing with these areas, in addition to over twenty professional paper presentations in his field of expertise. Dr. Maffetone attended the Rochester Institute of Technology where he received a B.S. in Human Biology and a Doctor of Chiropractic Degree from the National College of Chiropractic, Lombard, IL. He has also received post-doctoral certifications in meridian therapy (acupuncture), physiotherapy, and applied kinesiology. He has been a member of the International College of Applied Kinesiology since 1980, the National Athletic Trainers Association since 1987 and was named Coach of the Year by Triathlete Magazine in 1994.

Dr. James Rouse is a naturopathic physician, entrepreneur, and coach to executives and athletes nationwide who we use as an independent contractor. He is an author and leading expert in the field of lifestyle medicine, performance training and is a sponsored Ironman triathlete. Dr. Rouse holds a doctorate degree in naturopathic medicine, has done post-doctorate work in acupuncture and Chinese medicine and has a degree in transpersonal psychology. He maintains a private naturopathic medical practice in Denver, Colorado where he is the creator of Denver’s KUSA TV “Optimum Wellness” program, which airs on the Atlanta, Denver, and Phoenix NBC affiliates. He serves as an advisor representing Vital Living’s companies. Dr. Rouse is a member of the American Association of Naturopathic Physicians.

Leslie D. Michelson, Healthcare Industry Investor and Consultant, is an independent healthcare industry investor and consultant to emerging healthcare companies. Mr. Michelson is the founder and former Chief Executive Officer of Acurian, a leading provider of clinical trial patient and investigator recruitment solutions for the pharmaceutical and biotechnology industries. Before founding Acurian, Mr. Michelson served as Chairman and Chief Executive Officer of Value Health Sciences, a leading disease management company he founded in 1987. Before founding Value Health Sciences, Mr. Michelson was an associate and partner with SDG Enterprises, a private equity firm, where he specialized in real estate and early-stage healthcare investing. Mr. Michelson also served as a law clerk for Caleb Wright, emeritus Chief Justice of the U.S. District Court in Washington, D.C., worked as an associate at the law firm of Wald, Harkrader, & Ross and served as a special assistant to the General Counsel of the U.S. Department of Health and Human Services. Mr. Michelson is a Director and former Chairman of the compensation committee of Catellus Development Corporation, a New York Stock Exchange-listed real estate development company.

Stephen S. Chen, Senior Advisor for China, is an international executive who provides consulting services assisting major U.S. corporations in entering markets in China and the Far East. He is responsible for supervising the introduction of our Essentum® product in China and seeking financing and other opportunities in the Far East. Mr. Chen, the founder of Amerihua International Enterprises, Inc., a consulting/management company started in 1981, pioneered the initial development of China International Trust & Investment Corp., which has become China’s largest investment group and holding company. Mr. Chen negotiated, concluded, and implemented many significantly large trading transactions and cooperative programs between China and western companies such as United Technologies Corp., General Motors, Beatrice Foods, Xerox, Siemens, SAAB, Lockheed, Renault, Terex, Fiat, and many Hong Kong Companies, and has served as an interpreter for China’s state leaders.

A native of Beijing, China, Mr. Chen graduated from Beijing Foreign Language Institute, attended the Ph.D. program in Oriental Studies of the University of Arizona, and is professor of international economics and international economic cooperation at both the Beijing Foreign Studies University in Beijing, China, and the University of Ningxia, in Yinchuan, Ningxia Province, China. Professor Chen played a key role in coordinating, negotiating, and establishing the first U.S.-China joint venture, Beijing Jeep Corp., and has since served as Director, China Program for General Motors, and vice President, Pacific-China Operations for Otis Elevator Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the fiscal years ended December 31, 2003, 2002 and 2001, by our chief executive officer and our other executive officers whose total compensation exceeded $100,000.

						Long-Term Compensation		All Other Compensation ($)
		Annual Compensation				Stock, Options,
Name/Position	Year	Salary ($)		Bonus ($)		Warrants (#)
Stuart A. Benson Chief Executive Officer, President, Secretary, Director	2003	156,153		120,000	(7)	5,000,000	(4)	—
	2002	51,667		150,000	(3)	1,340,000	(4)	37,000	(5)
	2001	N/A		N/A		N/A		N/A
Mitch Feinglas Chief Operating Officer, Director	2003	N/A		N/A		100,000	(8)	116,680	(5)
	2002	N/A		N/A		N/A		N/A
	2001	N/A		N/A		N/A		N/A
Bradley D. Edson Former Chairman, Chief Executive Officer	2003	215,211		50,000		1,300,000	(9)	—
	2002	179,468		—		—		26,500	(1)
	2001	45,000	(2)	—		1,000,000	(6)	—

(1)          This amount represents amounts that were paid by us for the benefit of entities controlled by Mr. Edson. These amounts were not repaid and were written off as compensation to Mr. Edson.

(2)          Represents accrued salary that was subsequently paid in 2002.

(3)          Represents signing bonuses paid to Mr. Benson executed as part of his employment agreement.

(4)          In connection with the execution of Mr. Benson’s employment agreement, we granted Mr. Benson a warrant to purchase 1,340,000 shares of common stock at an exercise price of $1.50 per share. In April 2003, we amended the warrant to lower the exercise price to $0.01 per share and to extend the expiration date to March 31, 2008. In August 2003, as a condition to the consummation of our ENI Acquisition, the warrant was again amended to increase the total number of shares of common stock purchasable under the warrant to 6,340,000 shares, or an additional 5,000,000 warrants, 30,000 of which were exercised in 2003. Cumulative compensation expense of $1,526,461 related to repricing and amendments of the warrants was recorded in 2003.  Compensation expense of $6,800,000 was recorded in August 2003 as a result of the new warrants issued.

(5)          Represents payments for consulting services provided to us.

(6)          In connection with respective employment agreements effective October 1, 2001, fully vested warrants in the amounts indicated were issued at an exercise price of $0.35 per share, which approximates market value at that date, expiring September 30, 2004.

(7)          Represents bonus paid to Mr. Benson for successful consummation of various acquisitions.

(8)          In connection with a consulting agreement and services provided thereunder, an entity related to Mr. Feinglas received on his behalf 100,000 shares restricted common stock valued at $134,000.

(9)          In connection with the ENI Acquisition, Mr. Edson received 1,300,000 shares of common stock valued at $1,781,000.

Employment Agreements

Stuart A. Benson is currently employed by us as our Chief Executive Officer, President, and secretary through August 2006 pursuant to a written employment agreement, as amended. In connection with the original signing of the agreement in 2002, Mr. Benson received a cash-signing bonus of $150,000. The employment agreement provides for a base salary of $160,000, $180,000, and $200,000 in the first, second, and third years of employment, respectively. Mr. Benson is also eligible to participate in any profit sharing plan, standard bonus plans, fringe benefits, expense reimbursements, or other remuneration as periodically modified and approved by our Board of Directors.

The agreement contains a termination without “cause” provision indicating that in such event termination without cause occurs, or if Mr. Benson is not elected to, or is otherwise removed from, the Board of Directors, or if a change of control event occurs, as defined in the agreement, we are obligated to pay, within 30 days of termination, the remaining balance of his base salary for the remainder of the term or for a twelve month period, whichever is longer. The agreement also contains confidentiality and non-solicitation clauses that survive employment for a period of two years. Furthermore, we are obligated to obtain term life insurance on Mr. Benson in the amount of $1,000,000, for which he may designate the beneficiary of his choice and, likewise, we are entitled to obtain a key man insurance policy on Mr. Benson in the amount of $1,000,000 with us as beneficiary, as we deem necessary. As of March 30, 2004, no such policies have been procured.

In connection with the agreement, we issued Mr. Benson an immediately exercisable warrant in 2002 to purchase 1,340,000 shares of common stock at an exercise price of $1.50 per share, expiring March 31, 2007. In April 2003, we amended the warrant to lower the exercise price to $0.01 per share, extend the expiration date to March 31, 2008, and add an anti-dilution provision such that if we issued any shares of common stock or securities convertible into shares of common stock (excluding shares issued upon a stockholder approved stock option plan) in the future, the number of shares that could be obtained under the warrant would be automatically increased. In May 2003, Mr. Benson exercised a portion of the warrant to purchase 30,000 shares of common stock at an exercise price of $0.01 per share. In August 2003, as a condition to the consummation of the ENI Acquisition, the warrant was amended to remove the anti-dilution provision in exchange for increasing the number of shares of common stock purchasable under the warrant to 6,310,000 shares.

Mitch Feinglas was appointed to the position of Chief Operating Officer and Director in January 2004, for which we have an employment letter of understanding that provides for an annual salary of $75,000 and $85,000 through August 2004 and 2005, respectively. In addition, the letter of understanding provides for up to $72,000 and $82,000 per year through August 2004 and 2005, respectively, in reimbursable expenses, including lodging, healthcare, and other expenses incurred in the normal course of duties. During 2003, Mr. Feinglas performed similar services under a consulting agreement, for which he or entities on his behalf, was paid $116,680 and issued 100,000 shares of restricted common stock valued at $134,000.

Marcus Feder is currently employed by us as our Chief Financial Officer, for which we have an employment letter of understanding that provides for an annual salary of $100,000 plus various fringe benefits. The letter of understanding contains a termination without “cause” provision indicating that, in such event termination without cause occurs, we are obligated to pay severance at amounts ranging from one to four weeks base salary, depending on length of service during his first six months. Such termination benefits and the addition of stock options are to be amended by a formal contract at Mr. Feder’s six-month anniversary. Effective March 27, 2004, Mr. Feder’s annual salary was increased to $140,000.

Severance Agreements with Former Management

Bradley D. Edson was previously employed by us as our Chairman and Chief Executive Officer through August 2006 pursuant to a written employment agreement, as amended. Effective January 12, 2004, Mr. Edson voluntarily resigned from his positions with us to pursue other business interests, thus terminating his prior employment agreement. Pursuant to the terms of his severance agreement, executed February 24, 2004, we agreed to pay severance in the amount of $244,068 in cash ($119,034 due within eight days of execution, $19,839 due on each first day of July, August, and September 2004, and $21,839 due on each first day of October, November, and December 2004) and 600,000 shares of our common stock, due within eleven days of execution and included in our pending Registration Statement initially filed January 14, 2004. In addition, we will continue to pay Mr. Edson’s medical benefits until the earlier of (i) July 31, 2005, or (ii) the date he becomes eligible to be covered under another program. As of March 30, 2004, neither the first payment nor shares initially due has been paid or issued.

Option/Warrant Grants

The following table represents stock options or warrants granted to the named executives set forth in the executive compensation table above in the fiscal year ended December 31, 2003.

Name	Number of Securities Underlying Options Granted		% of Total Options Granted in Fiscal Year	Exercise Price	Expiration Date
Stuart A. Benson	6,310,000	(1)	100%	$0.01	03/31/08

(1)          1,340,000 issued in 2002, 5,000,000 issued in 2003, and 30,000 exercised in 2003.

Option/Warrant Exercises and Values

The following table sets forth the number of outstanding options or warrants at December 31, 2003, and the dollar value of unexercised, in-the-money options or warrants for the named executive officers set forth in the executive compensation table above.

	Shares			Securities Underlying Unexercised Options		Value of Unexercised, in-the- money Options
Name	Acquired on Exercise (#)		Value Realized ($)	Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
Bradley D. Edson	765,100	(1)	749,798	—	—	—	—
Stuart A. Benson	—		—	6,310,000	—	7,256,500	—

(1)          Exercised on January 16, 2004.

Stock Option Plans

The 2001 Stock Option Plan authorizes the grant of 2,500,000 stock options and the 2002 Stock Option Plan authorizes the grant of 2,000,000 stock options. As of December 31, 2003, options to purchase an aggregate of 3,831,483 shares of common stock have been granted at exercise prices ranging from $0.35 to $3.00 per share.

Other Warrants

As of December 31, 2003, we have outstanding other warrants to purchase 25,674,571 shares of common stock at exercise prices ranging from $0.01 to $2.14.

Director Compensation

We issue to our non-employee Directors a one-time grant of 75,000 shares of restricted common stock, 25,000 shares of which vest immediately upon election to our Board of Directors with the balance vesting in equal installments over the following two years provided they remain members of our Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 26, 2004 with respect to the beneficial ownership of our common stock by (i) those persons or groups known to beneficially own more than 5% of our voting securities, (ii) each of our directors, (iii) each of the executive officers named in the Summary Compensation Table above and (iv) all of our current directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percentage Beneficially Owned(3)
SkyePharma PLC(4)	17,204,548	(5)	26.69%
Stephen Morris (6)	8,890,575	(7)	14.23%
Fifth Avenue Capital, Inc. (8)	8,860,575	(9)	14.19%
Stuart A. Benson	6,345,000	(10)	9.23%
Stephen Songsheng Chen(11)	4,675,812	(12)	7.05%
Periscope Partners, L.P.(13)	5,026,666	(14)	7.45%
Martin J. Gerst	3,238,050	(15)	5.14%

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percentage Beneficially Owned(3)
Donald C. Hannah	843,425	(16)	1.35%
Leslie C. Quick, III	775,830	(17)	1.24%
Robert J. Eide	519,400	(18)	*
Carson E. Beadle	112,000	(19)	*
David Allen	25,000	(19)	*
Marcus Feder	0		0%
Mitchel Feinglas	0		0%
Elliot Speiser	0		0%
Michael Ashton	0		0%
MAF Voting Group(20)	8,028,782	(21)	11.56%
ENI Voting Group(22)	33,052,023	(23)	46.04%
All officers and directors as a group (8 individuals)	8,401,913	(24)	12.18%

*                 Less than l%.

(1)          Unless otherwise noted, the address of each person is care of Vital Living, Inc., 5080 North 40th Street, Suite 105, Phoenix, Arizona 85018.

(2)          Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. The information concerning the stockholders is based upon numbers reported by the owner in documents publicly filed with the SEC, publicly available information or information made known to us.

(3)          Based on 62,456,004 shares of common stock which includes 61,456,004 shares of common stock outstanding as of the date hereof and assumes the conversion of 1,000,000 shares of Series D Preferred Stock outstanding as of the date hereof into a like number of shares of common stock which vote on an as-converted basis with the common stock.

(4)          The business address of SkyePharma is 105 Piccadilly, London, England W1J 7NJ.

(5)          Represents (i) 14,204,548 shares of common stock, (ii) 1,000,000 shares of common stock currently issuable upon conversion of 1,000,000 shares of Series D Preferred Stock, (iii) 1,000,000 shares of common stock currently issuable upon conversion of 12% Senior Secured Convertible Notes and (iv) 1,000,000 shares of common stock currently issuable upon exercise of warrants issued in connection with the issuance of the 12% notes. Does not include (i) 200,000 shares of common stock that may be issued if we determine to pay a portion of the interest owed on the Senior Secured Convertible Notes in shares of our common stock and (ii) shares of common stock held by the other members of the “ENI Voting Group” described below in footnote 22. The foregoing information was derived from an Amendment to Schedule 13D/A filed with the SEC on December 19, 2003.

(6)          Mr. Morris’s principal address is 8 the Meadows, Camps Bay, Cape Town, South Africa.

(7)          Represents 8,860,575 shares of common stock held by Fifth Avenue Capital, Inc., of which Mr. Morris is the president and sole director, and 30,000 shares of common stock issuable upon exercise of presently exercisable options held by Mr. Morris. Does not include shares of common stock held by the other members of the “ENI Voting Group” described below in footnote 22.

(8)          The business address of Fifth Avenue Capital is Suite 1601-1603, Kinwick Centre, 32 Hollywood Rd., Central Hong Kong.

(9)          Stephen Morris, the president and sole director of Fifth Avenue Capital, exercises voting and dispositive power over these shares. Does not include shares of common stock held by the other members of the “ENI Voting Group” described below in footnote 22. The foregoing information was derived from an Amendment to Schedule 13D filed with the SEC on September 3, 2003.

(10)    Includes 6,310,000 shares of common stock issuable upon exercise of immediately exercisable warrants held by Mr. Benson. Does not include shares of common stock held by the other members of the “MAF Voting Group” and “ENI Voting Group” described below in footnotes 21 and 22.

(11)    Mr. Chen’s address is 2099 Strathshire Hall Lane, Powell, Ohio 43065.

(12)    Includes (i) 187,500 shares of common stock held directly, (ii) 262,500 shares of common stock issuable upon exercise of options which are immediately exercisable or will become exercisable within the next 60 days, (iii) 647,000 shares of common stock issuable upon exercise of immediately exercisable warrants, (iv) 3,000,000 shares of common stock issuable upon exercise of immediately exercisable warrants held by Strong International, Inc. (“Strong”), of which Mr. Chen is the majority shareholder, and (v) 1,000,000 shares of common stock issuable upon conversion of Series B {referred Stock convertible within the next 60 days.  Does not include (i) 115,672 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within the next 60 days and (ii) 1,500,000 shares of common stock issuable upon conversion of Series C Preferred Stock held by Strong that are not currently, nor will they become convertible within the next 60 days.

(13)    The business address of Periscope Partners is 1600 Flatrock Road, Penn Valley, PA 19072

(14)    Leon Frenkel, the general partner of Periscope Partners, exercises voting and dispositive power over these shares. Represents (i) 4,013,333 shares of common stock issuable upon exercise of immediately exercisable warrants and (ii) 1,013,333 shares of common stock issuable upon conversion of Senior Secured Convertible Notes. Does not include 202,670 shares of common stock that may be issued if we determine to pay a portion of the interest owed on the Senior Secured Convertible Notes in shares of our common stock.

(15)    Includes 500,000 shares of common stock issuable upon exercise of immediately exercisable warrants. Does not include shares of common stock held by the other members of the “MAF Voting Group” described below in footnote 20.

(16)    Includes 105,000 shares of restricted stock Mr. Hannah received as a director, 60,000 shares of which are still subject to divestiture and 231,525 shares of common stock held by Mr. Hannah’s children. Does not include (i) 46,305 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within the next 60 days and (ii) shares of Common Stock held by the other members of the “MAF Voting Group” and “ENI Voting Group” described below in footnotes 20 and 22.

(17)    Includes (i) 100,000 shares of common stock issuable upon exercise of Series B Warrants, (ii) 100,000 shares of common stock issuable upon exercise of Series C Warrants and (iii) 75,000 shares of restricted stock received as a director, 50,000 shares of which are still subject to divestiture. Does not include the shares of common stock held by the other members of the “MAF Voting Group” described below in footnote 20.

(18)    Includes 105,000 shares of restricted stock received as a director. Also includes 125,000 shares of common stock and 72,400 warrants currently exercisable held by Aegis Capital Corp., of which Mr. Eide is a principal and the president and chief executive officer. Mr. Eide resigned from our Board of Directors in March 2004.

(19)    Includes 25,000 shares of restricted stock received as a director.

(20)    The MAF Voting Group consists of Bradley D. Edson, Stuart Benson, Martin Gerst, Donald C. Hannah, William Coppel, Kenneth Martin, Phil Maffetone, Leslie Quick, Thomas Quick, and Vital Living, each of whom is a party to, and has agreed to vote their shares in accordance with, the MAF Voting Agreement described below. Each of the members of this group shares voting power with respect to the shares of common stock held by each of the members. The number of shares set forth in the table includes the shares held by each member.

(21)    Includes 7,010,000 shares of Common Stock issuable upon exercise of presently exercisable options or warrants.

(22)    The ENI Voting Group consists of Skye, Fifth Avenue Capital, Inc., Stephen Morris, Stuart Benson, and Don Hannah, each of whom is a party to, and has agreed to vote their shares in accordance with, the ENI Voting Agreement described below. Each of the members of this group shares voting power with respect to the shares of Common Stock held by each of the members. The number of shares set forth in the table includes the shares held by each member.

(23)    Includes 9,340,000 shares of common stock issuable upon exercise or conversion of presently exercisable or convertible options, warrants, Series D Preferred Stock, or Senior Secured Convertible Notes.

(24)    Includes and excludes the securities referred to in footnotes 10, 16, 17, 18 and 19 above.

Voting Agreements

MAF Voting Agreement. In connection with our November 2002 MAF Acquisition, we entered into a stockholders’ agreement with Stuart A. Benson, Donald C. Hannah, Bradley D. Edson, Martin Gerst, William Coppel, Phil Maffetone, Kenneth Martin, Leslie C. Quick, III, and Thomas C. Quick (the “MAF Voting Agreement”). Pursuant to the MAF Voting Agreement:

•                  for so long as Messrs. Edson, Benson, Hannah and Gerst beneficially own an aggregate of at least 65% of the shares of common stock held by them on the date of the agreement, they shall be entitled to nominate and have elected four directors acceptable to them in their sole discretion; and

•                  for so long as Messrs. Coppel, Maffetone, Quick and Quick beneficially own an aggregate of at least 65% of the shares of common stock held by them on the date of the agreement, they shall be entitled to nominate and have elected three Directors.

Each of the parties to the MAF Voting Agreement has agreed to vote the shares of common stock beneficially owned by them on the date of the agreement in favor of the other group’s nominees. Each of the parties have further agreed that they will vote in favor of the other parties’ nominee or nominees, and will not take any action, or cause us to take any action, to remove, with or without cause, a Director nominated by any of the parties. Because Messrs. Coppel, Maffetone, Quick, and Quick do not still beneficially own the required 65%, they no longer have the right to nominate and have elected any Directors.

ENI Voting Agreement. In connection with our August 2003 ENI Acquisition, we entered into a stockholders’ agreement with Stuart A. Benson, Donald C. Hannah, SkyePharma PLC, Stephen Morris, and Fifth Avenue Capital, Inc. (the “ENI Voting Agreement”). Pursuant to the ENI Voting Agreement, as amended:

•                  for so long as Messrs. Benson and Hannah beneficially own an aggregate of at least 65% of the shares of common stock owned by them on the date of the agreement, they shall be entitled to nominate three directors;

•                  for so long as Stephen Morris and Fifth Avenue Capital beneficially own an aggregate of at least 65% of the shares of common stock owned by them on the date of the agreement, they shall be entitled to nominate one director; and

•                  for so long as SkyePharma beneficially owns an aggregate of at least 65% of the shares of common stock owned by it on the date of the agreement, it is entitled to nominate one director.

Each of the parties to the ENI Voting Agreement has agreed to vote the shares of common stock beneficially owned by them on the date of the agreement in favor of the other group’s nominees. Each of the parties have further agreed that they will vote in favor of the other parties’ nominee or nominees, and will not take any action, or cause us to take any action, to remove, with or without cause, a director nominated by any of the parties.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, we engage our directors, shareholders, or other related parties for consulting services related to investment, acquisition, or other activities in the normal course of business. We believe that all of these transactions are conducted at an “arms-length”.  Fair market value of securities issued in these transactions, including stock, options, and warrants, is listed below where applicable and calculated using the Black-Scholes Pricing Model as of the date of issuance or grant.

Officers and Directors

We have several agreements with Aegis Capital Corp. (“Aegis”) to provide consulting, investment, or financial services. Robert J. Eide, a member of our Board of Directors from June 2002 through March 2004, is a principal, Chairman, and Chief Executive Officer of Aegis. During the years ended December 31, 2003 and 2002, we paid the following amounts to Aegis (or to Mr. Eide, where indicated) in exchange for such services:

				Options & Warrants		Fair Market Value of
Matter	Year	Cash	Stock	Number	Exercise Price	Securities
Other Services(1)	2003	$6,000	142,000	—	N/A	$184,600
Other Services(2)	2003	—	58,000	—	N/A	$75,400
Other Services	2003	$216,335	150,000	72,400	$1.00	$232 667
Director Services(1)	2003	—	75,000	—	N/A	$100,500
Other Services	2002	$100,000	50,000	—	N/A	$68,000
Director Services(1)	2002	—	30,000	—	N/A	$51,000

(1)                    Paid or granted directly to Mr. Eide.

(2)                    Paid or granted to a designee of Aegis on its behalf.

During the years ended December 31, 2003 and 2002, we made the following payments to Donald C. Hannah, Chairman of our Board of Directors, for services rendered as follows:

					Options & Warrants		Fair Market Value of
Matter	Year	Cash	Stock		Number	Exercise Price	Securities
Advisory Services	2003	$12,000	—		—	N/A	N/A
Director Services	2003	—	75,000	(1)	—	N/A	$100,500
Director Services	2002	—	30,000	(2)	—	N/A	$51,000

(1)          50,000 of which are subject to divestiture.

(2)          10,000 of which remain unvested at December 31, 2003.

During 2003, we issued 85,000, 85,000, and 25,000 shares of restricted common stock to Carson Beadle, Leslie Quick, and David Allen, respectively, in exchange for director services for a combined fair market value of $245,500. In addition, we paid $15,000 to Elliot Speiser, a member of our Board of Directors, for services rendered in a potential acquisition.

In 2003, we had agreements with Mitch Feinglas, our Chief Operating Officer and member of our Board of Directors, or various entities related to him or on his behalf, to perform consulting or other services. During 2003, we paid the following amounts to the parties indicated in exchange for such services:

			Options & Warrants		Fair Market Value of
Party	Cash	Stock	Number	Exercise Price	Securities
Eurolink International, LTD	$116,680	—	—	N/A	N/A
Equity International, LTD	—	100,000	—	N/A	$134,000

Pursuant to the terms of a severance agreement executed in February 2004 with Brad Edson, our former Chairman and Chief Executive Officer, we agreed to pay severance in the amount of $244,068 in cash ($119,034 due within eight days of execution, $19,839 due on each first day of July, August, and September 2004, and $21,839 due on each first day of October, November, and December 2004) and 600,000 shares of our common stock, due within eleven days of execution and included in our pending Registration Statement initially filed January 14, 2004. In addition, we will continue to pay Mr. Edson’s medical benefits until the earlier of (i) July 31, 2005, or (ii) the date he becomes eligible to be covered under another program. As of March 30, 2004, neither the first payment nor shares initially due has been paid or issued.

During 2003, we paid $10,000 to Silver Lining Realty, the principal of which is our former Chairman and Chief Executive Officer, Brad Edson, for its realty services in connection with a new lease for our Utah operations.

As part of a resignation agreement executed in July 2003, in which all severance payments under a prior employment agreement were waived, 280,000 shares of restricted common stock were returned to us at no cost and 144,000 shares were repurchased by us at $0.50 per share from William Coppel, our former President, for total payments of $72,000 during 2003. These shares have been returned and recorded as treasury stock as of December 31, 2003.

On April 4, 2002, we entered into a three-year consulting agreement with Martin Gerst, formerly our secretary, treasurer, and director, to provide services related to capital formation, strategic relationships, and product branding. Under the terms of the agreement, Mr. Gerst, in addition to monthly payments of $2,000, received fully vested warrants to purchase 500,000 shares of common stock at a price of $1.50 per share, valued at $280,580 at the date of grant. This agreement was terminated by the parties effective December 31, 2002. We paid approximately $8,000 and $30,000 related to this agreement during the fiscal year ended December 31, 2003 and 2002, respectively.

During 2002, the following obligations to or from various former officers, directors, or entities controlled by former officers or directors, were relieved as follows:

•                  An unsecured demand note payable to Brad Edson totaling $43,500 with interest accruing at 10% was repaid;

•                  Payables to Brad Edson, Kenneth Lind, and Eric Anderson totaling $147,926 for unpaid salaries and other reimbursable expenses were repaid;

•                  Severance compensation of approximately $67,500 was paid to Kenneth Lind in connection with the termination of his employment in December 2002;

•                  Facility lease and office costs of approximately $51,095 was paid to Camper Clubs of America, Inc., an entity controlled by Brad Edson and Martin Gerst;

•                  Advances receivable from Brad Edson and Martin Gerst totaling $52,500 with interest accruing at 6% were repaid; and

•                  Receivables from Camper Clubs of America, Inc., CCA Products, Inc., and a corporation previously doing business as Vital Living, entities controlled by Brad Edson and Martin Gerst, totaling $37,372 were written off.

Shareholders

We are party to two voting agreements. These agreements are described under “ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” herein.

In October and November 2003, we entered into short-term notes payable with two shareholders, borrowing an aggregate principal amount of $125,000. The notes generally matured in 60 days and bore interest at a stated rate of 10%, with 12 months of interest earned and payable immediately. The notes, including interest earned of $12,500, were paid in full prior to December 31, 2003.

Concurrent with the MAF Acquisition in November 2002, we executed a three-year consulting agreement with Phillip Maffetone, a shareholder and former owner of MAF, to provide product development and marketing services in exchange for monthly fees of $8,333. We paid approximately $80,000 and $8,000 to Phillip Maffetone under the terms of the agreement during the years ended December 31, 2003 and 2002, respectively. We have ceased payments under the contract and are currently renegotiating its terms.

On October 14, 2003, the Closing Date of the DFN Acquisition, Messrs. Bruce Howe and Maynard Howe entered into a lock-up agreement, representing approximately 65% of the 1,650,003 common shares exchanged as purchase consideration. Pursuant to the agreement, the parties collectively agreed to a lock-up of the shares received in the DFN Acquisition, as listed below:

Reference	Period	Shares Available for Disposition
Initial Lock-Up Period	Up to 6 months following Closing Date	None
Second Lock-Up Period	Up to 6 months following Initial Lock-Up Period	Up to 50% shares received
Third Lock-Up Period	Up to 6 months following Second Lock-Up Period	Up to 75% shares received
Thereafter	Immediately following Third Lock-Up Period and thereafter	Up to 100% shares received

We have several agreements with Fifth Avenue Capital, Inc. (“FAC”), a major shareholder, to provide consulting, investment, or financial services. Stephen Morris, a shareholder and member of the ENI Voting Group, is the President and sole Director of FAC. During 2003, we paid cash fees of $22,500 to FAC in exchange for such services and erroneously issued 25,000 shares of restricted common stock, valued at $33,500, to Mr. Morris, which is recorded as “accounts receivable, related parties” at December 31, 2003. In addition, we have a promissory note payable to FAC assumed as part of our ENI Acquisition in the amount of $100,000 outstanding at December 31, 2003, bearing interest at prime plus 2%.

We have a consulting arrangement with Stephen Chen, Chairman and Chief Executive Officer of Strong International, Inc., the sole shareholder of our outstanding Series B and Series C Preferred Stock, to assist us in creating strategic alliances in China. In 2003, we amended Mr. Chen’s consulting agreement to extend the term of the agreement, providing certain payments in shares of common stock and warrants as consideration. Mr. Chen also assisted in facilitating the sale of the Series B and Series C Preferred Stock to Strong International, for which we made certain payments in cash, shares of common stock, options, and warrants as commissions. During 2003, we made cumulative payments related to such matters to Mr. Chen as follows:

			Options & Warrants		Fair Market Value of
Matter	Cash	Stock	Number	Exercise Price	Securities
Consulting Services	$25,000	125,000	197,000	$1.00 — $2.00	$180,000
Investment Services	$187,500	62,500	512,500	$1.00 — $1.30	$195,426

We have several agreements with HCFP/Brenner Securities, LLC (“Brenner”), a shareholder, to provide consulting, investment, or financial services. During the years ended December 31, 2003 and 2002, we paid the following amounts to Brenner in exchange for such services:

				Options & Warrants		Fair Market Value of
Matter	Year	Cash	Stock	Number	Exercise Price	Securities
Consulting Services	2003	$34,245	235,000	—	N/A	$228,950
Investment Services	2003	$569,600	987,600	345,600	$1.00	$1,462,355
Consulting Services	2002	$60,000	48,000	—	N/A	$81,600

We have several agreements with Atlas Capital Services, LLC (“Atlas”) to provide consulting, investment, or financial services, including the valuation related to the ENI Acquisition. During 2003, we paid the following amounts to Atlas (or its designees) in exchange for such services:

			Options & Warrants		Fair Market Value of
Matter	Cash	Stock	Number	Exercise Price	Securities
Investment Services	$30,000	54,000	35,000	$1.00	$58,320

We have several agreements with Sloan Securities Corp (“Sloan”) to provide consulting, investment, or financial services. During 2003, we paid the following amounts to Sloan (or its designees) in exchange for such services:

			Options & Warrants		Fair Market Value of
Matter	Cash	Stock	Number	Exercise Price	Securities
Investment Services	$257,800	115,400	315,400	$1.00	$356,941

Pursuant to a registration rights agreement related to a November 2002 private placement of 1,367,500 shares of common stock, we were required to file and have declared effective a registration statement to register the shares of common stock issued and shares that may be issued upon exercise of the Series B Warrants and Series C Warrants from the private placement prior to March 20, 2003. We failed to have the registration statement declared effective by the deadline; as a result, we owe the investors liquidation damages equal to 2% per month of the purchase price of said securities, calculated on a pro rata basis to the date on which the registration statement was ultimately declared effective. During 2003, we reached an agreement with some of the investors to pay such damages in shares of common stock at a ratio of two shares of common stock for every $1 of liquidation damage earned. For the period through August 21, 2003, we agreed to settle the penalty amount owed by the issuance of 328,200 shares of our common stock, valued at approximately $367,000. Of the total shares owed, we issued 134,600 shares of our restricted common stock, valued at $156,136, related to the settlement agreements prior to December 31, 2003. As of December 31, 2003, we owed a remaining 193,600 shares valued at $211,000 and have since issued 94,000 of such shares and paid $18,900 in cash to relieve a portion of this liability. It is expected that additional penalty shares will be issued after our Registration Statement, filed January 14, 2004, is declared effective. At December 31, 2003, $442,573 has been accrued to settle the additional amounts owed.

Other Related Parties

In October and November 2003, we entered into short-term notes payable with three individuals, each of whom are family members of our former Chairman and Chief Executive Officer, borrowing an aggregate principal amount of $271,672. The notes generally matured in 60 days and bore interest at stated rates ranging between 10% and 28%, with 12 months of interest earned and payable immediately. The notes, including interest earned of $46,172, were paid in full as of December 31, 2003.

We have had various agreements with Michael Edson, a family member of our former Chairman and Chief Executive Officer, under which he provides consulting services, including prospecting, establishing, and servicing complementary and alternative healthcare practices and other proprietary distribution channels. In addition, Mr. Edson assisted in various short-term financing activities, for which he received commissions. We made payments totaling $63,985 and approximately $42,118 during the years ended December 31, 2003 and 2002, respectively, for said services and commissions.

During 2003 and 2002, we paid $5,000 in contract fees and $25,000 as payroll, respectively, to Marie Hughes, a family member of our current Chief Executive Officer and President, for various services.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)          The following documents are filed as part of this Report:

(1)                                  Financial statements filed as part of this Report:

(2)                                  Exhibits filed as part of this Report:

Exhibit No.	Description	No. in Document
2.1	Acquisition Agreement and Plan of Merger, dated as of August 16, 2001, between Vital Living, Inc. and VCM Technology Limited	(1)

2.2	Certificate of Merger of Vital Living, Inc. and VCM Technology Limited	(1)

3.1	Amended and Restated Articles of Incorporation for Vital Living, Inc.	(1)

3.2	Amended and Restated Bylaws for Vital Living, Inc.	(1)

4.1	Form of Series A Warrant	(2)

4.2	Form of Series B Warrant	(3)

4.3	Form of Series C Warrant	(3)

4.4	Form of Series D Warrant	(4)

4.5	Form of Series E Warrant	(5)

4.6	Form of Series F Warrant	(2)

4.7	Certificate of Designation of Preferences, Rights and Limitations of 10% Series A Preferred Stock	Filed Herewith

4.8	Certificate of Designation, Preferences and Relative, Participating, Optional or Other Special Rights of Series B Convertible Preferred Stock	Filed Herewith

4.9	Certificate of Designation, Preferences and Relative, Participating, Optional or Other Special Rights of Series C Convertible Preferred Stock	Filed Herewith

4.10	Certificate of Designation, Preferences and Relative, Participating, Optional or Other Special Rights of Series D Convertible Preferred Stock	(5)

Exhibit No.	Description	No. in Document
4.11	Stock Purchase Agreement, dated as of October 23, 2002, by and among Vital Living, Inc., MAF BioNutritionals, LLC, William A. Coppel (personally and as a representative of Kenneth Martin), Phillip B. Maffetone, Leslie C. Quick, III, Thomas C. Quick and Kenneth Glah	(6)

4.12	Subscription Agreement for November 2002 private placement of units	(3)

4.13	Form of Subscription Agreement for Series B Convertible Preferred Stock	(4)

4.14	Form of Subscription Agreement for Series C Convertible Preferred Stock	(7)

4.15	Form of Subscription Agreement for Series D Convertible Preferred Stock	(5)

4.16	Registration Rights Agreement, dated as of November 20, 2002, between Vital Living, Inc. and those persons listed on Exhibit A attached thereto	(3)

4.17	Stockholders’ Agreement, dated, by and among Vital Living, Inc., Bradley D. Edson, Stuart A. Benson, Martin Gerst, Donald Hannah, William Coppel, Kenneth Martin, Phil Maffetone, Leslie C. Quick, III, and Thomas C. Quick	(3)

4.18	Stockholders’ Agreement, dated August 20, 2003, by and between Vital Living, Inc., Bradley D. Edson, Stuart A. Benson, Donald Hannah, SkyePharma PLC, Fifth Avenue Capital, Inc. and Stephen Morris	(5)

4.19	Registration Rights Agreement, dated as of August 20, 2003, by and between Vital Living, Inc. and SkyePharma PLC	(5)

4.20	Lock Up Agreement, dated as of May 21, 2001, among Bradley D. Edson Martin Gerst, Donald Hannah and Kenneth Lind	(8)

4.21	Amendment No. 1 to Lock Up Agreement, dated as of May 21, 2001, among Bradley D. Edson Martin Gerst, Donald Hannah and Kenneth Lind	(8)

4.22	Form of Securities Purchase Agreement for December 2003 private offering	(9)

4.23	Form of Senior Secured Convertible Note issued in December 2003 private offering	(9)

4.24	Form of Warrant issued in December 2003 private offering	(9)

4.25	Form of Warrant issued in 2003 offering of senior convertible promissory notes	(9)

4.26	Form of Security Agreement for December 2003 private offering	(9)

4.27	Form of Registration Rights Agreement for December 2003 private offering	(9)

4.28	Form of Escrow Agreement for December 2003 private offering	(9)

10.1	2001 Stock Option Plan	(1)

10.2	Agreement, dated August 21, 2001, between Vital Living, Inc. and Arizona Heart Institute, Inc.	(8)

10.3	Addendum, dated April 4, 2002, to Agreement between Vital Living, Inc. and Arizona Heart Institute, Inc.	(10)

Exhibit No.	Description	No. in Document
10.4	Amendment No. 1, dated July 15, 2003, to Agreement Vital Living, Inc. and Arizona Heart Institute, Inc.	(11)

10.5	Distribution Agreement, dated August 21, 2001, between Vital Living, Inc. and Advanced Medical China, Ltd.	(8)

10.6	Amendment No. 1 to Distribution Agreement, dated February 26, 2002, between Vital Living, Inc. and Advanced Medical China, Ltd. and AHI Management Hong Kong Ltd.	(12)

10.7	Employment agreement, dated October 1, 2001, between Vital Living, Inc. and Bradley D. Edson	(8)

10.8	Amendment No. 1, dated October 1, 2002, to Employment Agreement between Vital Living, Inc. and Bradley D. Edson	(3)

10.9	Consultant Agreement, dated October 1, 2001, between Vital Living, Inc. and Howard Wernick	(8)

10.10	Consulting Agreement, dated March 20, 2002, between Vital Living, Inc. and Leslie D. Michelson	(13)

10.11	Consulting Agreement, dated March 20, 2002, between Vital Living, Inc. and Brian C. Smith	(13)

10.12	Consulting Agreement, dated March 20, 2002, between Vital Living, Inc. and Michael H. Davidson, M.D.	(13)

10.13	Form of Clinical Trial Agreement, between Vital Living, Inc. and the City of Phoenix Fire Department	(14)

10.14	Executive Services Agreement, dated as of November 20, 2002, between Vital Living, Inc. and Stuart A. Benson	(3)

10.15	Amendment No. 1 to Employment Agreement between Vital Living, Inc. and Stuart A. Benson	Filed Herewith

10.16	Amendment No. 2 to Employment Agreement between Vital Living, Inc. and Stuart A. Benson	Filed Herewith

10.17	Warrant Agreement, dated November 20, 2002, between Vital Living, Inc. and Stuart A. Benson	(10)

10.18	Amendment No. 1 to Warrant Agreement between Vital Living, Inc. and Stuart A. Benson	(4)

10.19	Amendment No. 2 to Warrant Agreement between Vital Living, Inc. and Stuart A. Benson	Filed Herewith

10.20	Financial Advisor Services Agreement, dated July 29, 2002, between Vital Living, Inc. and Peck and Grossman, LLC	(14)

10.21	Agreement, dated February 3, 2003, between Vital Living, Inc. and CHG Allied Inc.	(14)

10.22	Agreement, dated September 30, 2002, between Vital Living, Inc. and Medical Resource, LLC, National Provider Network	(14)

10.23	Consulting Agreement, dated as of October 8, 2002, between Vital Living, Inc. and Martin Wallace	(14)

10.24	Management Agreement, dated as of April 17, 2003, between Vital Living, Inc. and Christopher’s Original Formulas, Inc.	(4)

10.25	Consulting Agreement, dated May 19, 2002, between Vital Living, Inc. and Stephen Songsheng Chen	(4)

Exhibit No.	Description	No. in Document
10.26	Warrant Agreement, dated April 16, 2003, between Vital Living, Inc. and Stephen Songsheng Chen	(4)

10.27	Scientific Advisory Board Agreement, dated May 15, 2002, between Vital Living, Inc. and Dr. Dennis Sprecher	(15)

10.28	Scientific Advisory Board Agreement, dated May 30, 2002, between Vital Living, Inc. and John A. Sutherland	(16)

10.29	Scientific Advisory Board Agreement, dated May 16, 2002, among Vital Living, Inc., Thomas Allison and the Mayo Foundation for Medical Education and Research	(15)

10.30	Scientific Advisory Board Agreement, dated June 17, 2002, between Vital Living, Inc. and Ronald M. Krauss	(17)

10.31	Scientific Advisory Board Agreement, dated May 7, 2002, between Vital Living, Inc. and Dr. David Maron	(4)

10.32	Settlement and Release Agreement, dated June 25, 2003, between Vital Living, Inc. and William Coppel	(18)

10.33	Asset Purchase Agreement, dated as of June 20, 2003, among Vital Living, Inc., Nature’s Systems, Inc., Christopher’s Original Formulas, Inc., Robert C. Scott and James R. Jeppson	(18)

10.34	Form of Escrow Agreement, dated August 20, 2003, between Vital Living, Inc., E-Nutraceuticals, Inc., Stephen Morris and Mercantile National Bank – California, as escrow agent	(5)

10.35	Development and License Agreement, dated as of December 28, 2001, between E-Nutraceuticals, Inc. and SkyePharma PLC	(5)

10.36	Amendment No. 1, dated as of August 20, 2003, to Development and License Agreement by and among Vital Living, Inc., E-Nutraceuticals, Inc., Jagotec AG and SkyePharma PLC	(5)

10.37	Stock Purchase Agreement, dated as of October 14, 2003, among Vital Living, Inc. and the shareholders set forth on the signature page attached thereto	(19)

10.38	Escrow Agreement, dated as of October 14, 2003, among Vital Living, Inc., the shareholders of Doctors For Nutrition, Inc. and Mercantile National Bank – California	(19)

10.39	Executive Services Agreement, dated as of October 14, 2003, between Doctors For Nutrition, Inc. and Bruce Howe	(19)

10.40	Strategic Advisor Agreement, dated October 14, 2003, between Vital Living, Inc. and Dr. Roger Howe	(19)

10.41	Strategic Advisor Agreement, dated October 14, 2003, between Vital Living, Inc. and Dr. Maynard Howe	(19)

10.42	Form of Indemnification Agreement between the Company and each of Bradley D. Edson, Stuart A. Benson, Donald C. Hannah, Carson E. Beadle, Leslie C. Quick, Robert J. Eide, David Allen, Marcus Feder, Mitchel Feinglas and Michael Ashton	(2)

10.42.1	Schedule of Indemnification Agreements in the form of Exhibit 10.42, including material detail in which such documents differ from Exhibit 10.42	(2)

Exhibit No.	Description	No. in Document
10.43

Amendment No. 1, dated as of January 13, 2004, to Stockholders’ Agreement, dated as of August 14, 2003, between each of the Company, Bradley D. Edson, Stuart Benson, Donald Hannah, Stephen Morris, SkyePharma PLC and Fifth Avenue Capital, Inc.

Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(1)                                  Current Report on Form 8-K dated August 17, 2001 and filed with the SEC on October 1, 2001

(2)                                  Registration Statement on Form SB-2 (333-111921) filed with the SEC on January 14, 2004

(3)                                  Current Report on Form 8-K/A dated November 20, 2002 and filed with the SEC on December 5, 2002

(4)                                  Amendment No. 2 to Registration Statement on Form SB-2 (333-102106) filed on April 28, 2003

(5)                                  Current Report on Form 8-K dated August 21, 2003 and filed with the SEC on September 8, 2003

(6)                                  Current Report on Form 8-K dated October 23, 2002 and filed with the SEC on November 4, 2002

(7)                                  Amendment No. 3 to Registration Statement on Form SB-2 (333-102106) filed on June 18, 2003

(8)                                  Current Report on Form 8-K dated August 17, 2001 and filed with the SEC on November 20, 2001

(9)                                  Current Report on Form 8-K dated December 15, 2003 and filed with the SEC on December 19, 2003

(10)                            Current Report on Form 8-K dated April 1, 2002 and filed with the SEC on April 16, 2002

(11)                            Amendment No. 4 to Registration Statement on Form SB-2 (333-102106) filed on July 23, 2003

(12)                            Current Report on Form 8-K dated February 27, 2002 and filed with the SEC on February 28, 2002

(13)                            Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001

(14)                            Amendment No. 1 to Registration Statement on Form SB-2 (333-102106) filed on March 7, 2003

(15)                            Current Report on Form 8-K dated May 15, 2002 and filed with the SEC on May 31, 2002

(16)                            Current Report on Form 8-K dated May 30, 2002 and filed with the SEC on June 13, 2002

(17)                            Current Report on Form 8-K dated June 17, 2002 and filed with the SEC on July 2, 2002

(18)                            Current Report on Form 8-K dated July 2, 2003 and filed with the SEC on July 16, 2003

(19)                            Current Report on Form 8-K/A dated October 14, 2003 and filed with the SEC on December 5, 2003

(b)         We filed the following reports on Form 8-K during the quarter ended December 31, 2003.

(1)                                  A Report on Form 8-K was filed with the Securities and Exchange Commission on December 19, 2003 relating to a private placement of Senior Secured Convertible Notes.

(2)                                  A Report on Form 8-K/A was filed with the Securities and Exchange Commission on December 5, 2003 amending a Report on Form 8-K filed October 29, 2003 relating to the acquisition of Doctors For Nutrition, Inc.

(3)                                  A Report on Form 8-K/A was filed with the Securities and Exchange Commission on November 11, 2003 amending a Report on Form 8-K filed September 8, 2003 relating to a merger with E-Nutraceuticals, Inc. and a corresponding Series D Preferred Stock private placement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services rendered by the principal accountant for the years ended December 31 are as follows:

	2003	2002
Audit Fees	$106,628	$7,340
Audit-Related Fees(1)	112,668	—
Tax Fees	15,273	—
All Other Fees(2)	71,366	14,550
Total	$305,935	$21,890

(1)          Fees relate to audits of three newly acquired entities in 2003 to satisfy reporting and disclosure requirements of Form 8K and corresponding reviews of Forms 8K filed.

(2)          Fees relate to our filing of Form SB-2, general consultation related to merger and acquisition activities, and general consulting work for new accounting regulations.

In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services, the engagement is approved by our audit committee. Our audit committee approved all of the fees referred to in the sections entitled “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2004

By:	/s/ Stuart A. Benson
Stuart A. Benson, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Stuart A. Benson	Chief Executive Officer, President, Secretary, Director	March 30, 2004
Stuart A. Benson

/s/ Marcus Feder	Chief Financial Officer, Treasurer	March 30, 2004
Marcus Feder

/s/ Mitchel Feinglas	Chief Operating Officer, Director	March 30, 2004
Mitchel Feinglas

/s/ Donald C. Hannah	Chairman of the Board	March 30, 2004
Donald C. Hannah

	Director	March 30, 2004
Leslie C. Quick, III

	Director	March 30, 2004
Elliot R. Speiser

/s/ Carson E. Beadle	Director	March 30, 2004
Carson E. Beadle

/s/ David Allen	Director	March 30, 2004
David Allen

/s/ Michael Ashton	Director	March 30, 2004
Michael Ashton

Independent Auditor’s Report

To the Board of Directors and
Stockholders of Vital Living, Inc.

We have audited the accompanying consolidated balance sheets of Vital Living, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Living, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit, and is dependent on funding sources from other than operations. Since inception, the Company has been required to raise additional capital by the issuance of both equity and debt instruments. There are no commitments from funding sources, debt or equity, in the event that cash flows are not sufficient to fund ongoing operations or other cash commitments when they come due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
February 27, 2004
(except for Note 12, for which the date is March 30, 2004)

VITAL LIVING, INC

Consolidated Balance Sheets

	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$1,729,311	$1,416,073
Accounts receivable, trade; net of allowance for doubtful accounts of $32,000 and $0, respectively	371,586	68,234
Accounts receivable, related parties	67,000	—
Inventory, net of reserve of $86,000 and $0, respectively	557,005	273,361
Prepaid expenses and other current assets	1,099,767	25,833
Total current assets	3,824,669	1,783,501
Other assets
Deferred debt issuance costs, net of accumulated amortization of $230,871	985,636	—
Property and equipment, net	169,107	172,295
Goodwill	4,178,932	4,893,517
License agreement - GEOMATRIX®, net	33,790,858	—
License agreement – X-Fat®, net	3,990,504	—
Marketing agreements, net	3,533,226	—
Other intangible assets, net	188,992	327,498
Other non-current assets	46,308	2,807
Total other assets	46,883,563	5,396,117

Total assets	$50,708,232	$7,179,618
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, trade	$1,691,602	$428,287
Accounts payable, related parties	—	22,500
Accrued and other current liabilities	1,386,430	257,321
Current portion of long-term debt	584,571	291,688
Notes payable, related parties	260,045	—
Total current liabilities	3,922,648	999,796

Long-term debt	4,980,438	521,494
Total liabilities	8,903,086	1,521,290
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock - Series A, $0.001 par value, 10,000,000 shares authorized; 3,410,325 and 3,712,000 shares issued and outstanding, respectively	3,410	3,712
Preferred stock - Series B, $0.001 par value, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding, respectively	1,000	—
Preferred stock - Series C, $0.001 par value, 3,000,000 shares authorized; 500,000 and 0 shares issued and outstanding, respectively	500	—
Preferred stock - Series D, $0.001 par value, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding, respectively	1,000	—
Additional paid-in capital - preferred	8,389,210	6,972,267
Discount on preferred stock - unamortized	(126,599)	(1,146,653)
Common stock, $0.001 par value, 150,000,000 shares authorized; 58,269,466 and 17,842,616 shares issued and outstanding, respectively	58,269	17,843
Additional paid-in capital - common	74,268,229	8,021,453
Stock, options, and warrants - unamortized	(597,042)	(981,968)
Treasury stock, 424,000 shares at cost	(72,280)	—
Accumulated other comprehensive income	(42,640)	—
Retained deficit	(40,077,911)	(7,228,326)
Total stockholders’ equity	41,805,146	5,658,328

Total liabilities and stockholders’ equity	$50,708,232	$7,179,618

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC

Consolidated Statements of Operations

	Year Ended December 31,
	2003	2002

Revenue	$2,855,123	$260,844
Cost of goods sold	1,723,013	193,032
Gross profit	1,132,110	67,812

Administrative expenses
Salaries and benefits	11,998,759	1,341,103
Professional and consulting fees	3,261,078	1,607,621
Selling, general and administrative	2,054,526	510,013
Research and development	410,648	510,436
Depreciation and amortization	1,972,303	52,959
Total administrative expenses	19,697,314	4,022,132

Net loss from operations	(18,565,204)	(3,954,320)
Other income (expense)
Impairment of goodwill	(6,777,480)	—
Other expense	(43,249)	—
Interest income	5,322	13,077
Interest expense	(5,240,611)	(8,652)
Net loss	(30,621,222)	(3,949,895)
Deemed dividend associated with beneficial conversion of preferred stock	(1,643,252)	(2,235,519)
Series A preferred stock dividend	(585,111)	—
Net loss available to common stockholders	$(32,849,585)	$(6,185,414)

Basic and diluted loss per share	$(0.96)	$(0.28)
Deemed dividend associated with beneficial conversion of preferred stock	(0.05)	(0.15)
Series A Preferred stock dividend	(0.02)	—
Basic and diluted loss per share available to common stockholders	$(1.03)	$(0.43)

Weighted average basic and diluted common stock outstanding	31,992,346	14,278,129

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC

Consolidated Statements of Stockholders’ Equity

	Preferred Stock				Common Stock
	Shares	Par Value	Additional Paid- In Capital	Discount	Shares	Par Value	Additional Paid- In Capital
Balance December 31, 2001	—	$—	$—	$—	13,626,554	$13,627	$946,159
Series A Preferred stock issued for cash, net of offering costs of $118,193	3,712,000	3,712	3,590,095	—	—	—	—
Series A Preferred stock beneficial conversion feature	—	—	3,382,172	(3,382,172)	—	—	—
Amortization of preferred stock beneficial conversion feature	—	—	—	2,235,519	—	—	—
Common stock issued for services and settlements	—	—	—	—	343,500	343	554,652
Common stock issued for cash, net of offering costs of $170,385	—	—	—	—	1,367,500	1,368	1,195,747
Common stock issued for acquisition of VCM	—	—	—	—	5,062	5	(5)
Common stock issued for acquisition of MAF	—	—	—	—	2,500,000	2,500	4,097,500
Options and warrants issued for services	—	—	—	—	—	—	1,227,400
Amortization of restricted common stock, options, and warrants issued for services	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—
Balance December 31, 2002	3,712,000	$3,712	$6,972,267	$(1,146,653)	17,842,616	$17,843	$8,021,453
Series A Preferred stock conversion	(682,163)	$(682)	$(1,303,195)	$—	682,163	$682	$1,303,195
Series A Preferred stock dividend, including $204,623 dividends declared but not paid	380,488	380	380,108	—	—	—	—
Series B Preferred stock issued for cash, net of offering costs of $133,086	1,000,000	1,000	803,420	—	—	—	70,580
Series C Preferred stock issued for cash, net of offering costs of $233,590	500,000	500	99,412	—	62,500	62	337,526
Series C Preferred stock beneficial conversion feature	—	—	253,198	(253,198)	—	—	—
Series D Preferred stock issued for cash, net of offering costs of $185,000	1,000,000	1,000	814,000	—	—	—	—
Series D Preferred stock beneficial conversion feature	—	—	370,000	(370,000)	—	—	—
Amortization of preferred stock beneficial conversion features	—	—	—	1,643,252	—	—	—
Common stock issued for services and settlements	—	—	—	—	1,424,600	1,424	1,714,665
Common stock issued for compensation	—	—	—	—	1,300,000	1,300	1,779,700
Common stock issued for acquisition of COF	—	—	—	—	2,754,000	2,754	2,971,566
Common stock issued for acquisition of ENI	—	—	—	—	32,398,584	32,399	42,339,698
Common stock issued for acquisition of DFN	—	—	—	—	1,700,003	1,700	2,400,304
Convertible debt beneficial conversion feature	—	—	—	—	—	—	2,189,663
Convertible debt detachable warrants issued	—	—	—	—	—	—	2,072,053
Options and warrants exercised	—	—	—	—	105,000	105	26,445
Options and warrants issued for services	—	—	—	—	—	—	459,640
Options and warrants issued for compensation	—	—	—	—	—	—	6,800,000
Warrants repriced for an employee	—	—	—	—	—	—	1,526,461
Warrant modification for a consultant	—	—	—	—	—	—	255,000
Amortization of restricted common stock, options, and warrants issued for services	—	—	—	—	—	—	—
Treasury stock purchase, 424,000 shares at cost	—	—	—	—	—	—	280
Comprehensive Income:
Change in cumulative translation adjustment	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—
Comprehensive Income	—	—	—	—	—	—	—
Balance December 31, 2003	5,910,325	$5,910	$8,389,210	$(126,599)	58,269,466	$58,269	$74,268,229

	Stock, Options and Warrants Unamortized	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Stockholders’ Equity
Balance December 31, 2001	$—	$—	$—	$(1,042,912)	$(83,126)
Series A Preferred stock issued for cash, net of offering costs of $118,193	—	—	—	—	3,593,807
Series A Preferred stock beneficial conversion feature	—	—	—	—	—
Amortization of preferred stock beneficial conversion feature	—	—	—	(2,235,519)	—
Common stock issued for services and settlements	(341,870)	—	—	—	213,125
Common stock issued for cash, net of offering costs of $170,385	—	—	—	—	1,197,115
Common stock issued for acquisition of VCM	—	—	—	—
Common stock issued for acquisition of MAF	—	—	—	—	4,100,000
Options and warrants issued for services	(1,227,400)	—	—	—	—
Amortization of restricted common stock, options, and warrants issued for services	587,302	—	—	—	587,302
Net loss	—	—	—	(3,949,895)	(3,949,895)
Balance December 31, 2002	$(981,968)	$—	$—	$(7,228,326)	$5,658,328
Series A Preferred stock conversion	$—	$—	$—	$—	$—
Series A Preferred stock dividend, including $204,623 dividends declared but not paid	—	—	—	(585,111)	(204,623)
Series B Preferred stock issued for cash, net of offering costs of $133,086	—	—	—	—	875,000
Series C Preferred stock issued for cash, net of offering costs of $233,590	—	—	—	—	437,500
Series C Preferred stock beneficial conversion feature	—	—	—	—	—
Series D Preferred stock issued for cash, net of offering costs of $185,000	—	—	—	—	815,000
Series D Preferred stock beneficial conversion feature	—	—	—	—	—
Amortization of preferred stock beneficial conversion features	—	—	—	(1,643,252)	—
Common stock issued for services and settlements	(569,502)	—	—	—	1,146,587
Common stock issued for compensation	—	—	—	—	1,781,000
Common stock issued for acquisition of COF	—	—	—	—	2,974,320
Common stock issued for acquisition of ENI	—	—	—	—	42,372,097
Common stock issued for acquisition of DFN	—	—	—	—	2,402,004
Convertible debt beneficial conversion feature	—	—	—	—	2,189,663
Convertible debt detachable warrants issued	—	—	—	—	2,072,053
Options and warrants exercised	—	—	—	—	26,550
Options and warrants issued for services	(16,017)	—	—	—	443,623
Options and warrants issued for compensation	—	—	—	—	6,800,000
Warrants repriced for an employee	—	—	—	—	1,526,461
Warrant modification for a consultant	—	—	—	—	255,000
Amortization of restricted common stock, options, and warrants issued for services	970,445	—	—	—	970,445
Treasury stock purchase, 424,000 shares at cost	—	(72,280)	—	—	(72,000)
Comprehensive Income:
Change in cumulative translation adjustment	—	—	(42,640)	—	(42,640)
Net loss	—	—	—	(30,621,222)	(30,621,222)
Comprehensive Income	—	—	—	—	(30,663,862)
Balance December 31, 2003	$(597,042)	$(72,280)	$(42,640)	$(40,077,911)	$41,805,146

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(30,621,222)	$(3,949,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,972,303	52,959
Impairment of goodwill	6,777,480	—
Warrants issued, beneficial conversion, and amortization of costs associated with senior convertible notes	4,736,244	—
Issuance of common stock for services	692,611	145,125
Issuance of common stock for shareholder penalty interest on Series A preferred stock	156,136	—
Issuance of common stock for compensation	1,781,000	—
Issuance of warrants for services	32,500	—
Issuance of warrants for compensation	6,800,000	—
Repricing of and modifications to warrants	1,781,461	—
Amortization of restricted common stock, options and warrants issued for services	970,445	587,302
Allowance for bad debt	(32,000)	—
Inventory reserve	(86,000)	—
Loss on disposal of assets	43,547	—
Change in operating assets and liabilities:
Accounts receivable	20,460	(20,286)
Accounts receivable, related parties	(67,000)	89,872
Inventory	215	(164,689)
Prepaid expenses and other current assets	(849,875)	9,897
Accounts payable	298,205	81,842
Accrued and other current liabilities	856,592	193,821
Cash used in operating activities	(4,736,898)	(2,974,052)
Cash flows from investing activities:
Purchases of property and equipment	(51,292)	(126,811)
Cost of acquisitions, net of cash acquired of $291,277 and $78,091, respectively	(416,387)	(54,287)
Cash used in investing activities	(467,679)	(181,098)

Cash flows from financing activities:
Payment on notes and payables to related parties, net	(57,428)	(208,926)
Borrowings on long term debt, net	4,287,033	(10,952)
Debt issuance costs	(751,200)	—
Purchase of treasury stock	(72,000)	—
Proceeds from exercise of options and warrants	26,550	—
Proceeds from sale of common stock, net of offering costs	—	1,197,115
Proceeds from sale of preferred stock, net of offering costs	2,127,500	3,593,807
Cash provided by financing activities	5,560,455	4,571,044

Net increase in cash	355,878	1,415,894
Effect of foreign exchange rates on cash	(42,640)	—
Cash at beginning of period	1,416,073	179
Cash at end of period	$1,729,311	$1,416,073

Supplemental cash flow information:
Cash paid for interest	$115,239	$3,786

Non-cash investing activities:
Common stock issued for acquisitions and acquisition costs	$47,748,421	$4,100,000

Non-cash financing activities:
Common stock for services	$1,716,089	$554,995
Common stock for compensation	$1,781,000	—
Common stock for Series C Preferred stock offering costs	$73,750	—
Preferred stock for preferred stock dividend	$380,488	—
Warrants and options for services	$459,640	$1,227,400
Warrants for compensation	$6,800,000	—
Warrants for preferred stock offerings	$228,992	—
Warrants for preferred stock offering costs	$105,426
Warrants for convertible debt offering	$2,072,053	—
Repricing of and amendments to warrants	$1,781,461	—
Deemed dividend associated with beneficial conversion of preferred stock	$623,198	$3,382,172
Conversion of preferred stock to common stock	$1,303,877	—
Conversion of senior notes and accrued interest	$1,547,738	—
Beneficial conversion of convertible debt	$2,189,663	—

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC.
Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

Vital Living, Inc. (the “Company” or “Vital Living”) was incorporated in the State of Nevada on January 22, 2001 under the name Nutritional Systems, Inc. Effective May 7, 2001, the Company acquired substantially all of the assets of Vital Living, Inc. and on May 20, 2001, changed its name to Vital Living, Inc. The Company then merged with VCM Technology Limited, a company reporting under the Securities and Exchange Act of 1934, on August 16, 2001. As set forth in the terms of the merger agreement, the Company acquired all of the outstanding shares of common stock of VCM from its sole stockholder in exchange for 5,062 shares of its restricted common stock. Following the merger, Vital Living continued as the surviving corporation and commenced reporting under the Securities and Exchange Act of 1934 by assuming the reporting status of VCM, which in turn provided the Company with the ability to file for quotation on the Over the Counter Bulleting Board under the ticker symbol “VTLV.”

Through a variety of subsidiaries acquired during 2003 and 2002, as described further below, Vital Living develops or licenses nutraceuticals and pharmaceutical drug-delivery systems, marketing them for distribution through physicians, medical groups, chiropractic offices, and retail outlets. In addition, the Company formulates, markets, and distributes vitamins, herbs, high quality dietary supplements, and therapeutic and functional food products through similar distribution channels. Nutraceuticals are products that are isolated or purified from foods and generally sold in medicinal forms not usually associated with foods, including tablets, capsules, or drops. These nutraceuticals may have physiological benefits or have the ability to reduce the risk of chronic disease beyond basic nutritional products. The Company develops and tests its nutraceuticals in collaboration with leading medical experts in the nutraceuticals field.  The Company’s initial areas of focus are cardiovascular health and weight loss.

In November 2002, Vital Living acquired MAF BioNutritionals, LLC (“MAF”). MAF formulates, markets, and distributes natural and organic food-based, preventative nutraceuticals and therapeutic and functional food products designed to support proactive human cell maintenance and rehabilitation, essential in the prevention and treatment of disease, as well as overall optimal body performance and metabolic function.

In July 2003, Vital Living completed the acquisition of the assets and assumption of certain liabilities of Christopher’s Original Formulas, Inc. (“COF”). Through this acquisition, the Company gained the exclusive licensing and marketing rights to Christopher’s products, a complete line of over 300 herbal formulas and products consisting primarily of naturally occurring organic substances and sold to professionals and at retail locations throughout the United States.

In August 2003, Vital Living completed the acquisition of E-Nutraceuticals, Inc. (“ENI”). ENI develops safe and effective alternatives to prescription medications for non-life threatening chronic ailments, such as obesity and depression. Through the acquisition, the Company obtained worldwide patent and licensing rights to X-Fat™, a dietary supplement utilized for weight loss. In addition, through a collaborative partnership with SkyePharma, PLC, (“Skye”), a UK pharmaceuticals company and major shareholder, the Company is in the process of enhancing existing nutraceuticals via FDA-approved, proprietary delivery systems. Pursuant to an amended Development and License Agreement between the parties, the Company acquired exclusive rights to Skye’s drug delivery technology, GEOMATRIX™, and marketing and royalty rights to pharmaceutical sales using GEOMATRIX™ in the Peoples Republic of China, Taiwan, and Hong Kong.

In October 2003, Vital Living completed the acquisition of Doctors For Nutrition, Inc. (“DFN”). DFN’s product line includes GreensFIRST®, a highly concentrated formulation of fruits and vegetables. One serving of the product has the antioxidant power of over 10 servings of fruits and vegetables.  DFN currently distributes GreensFIRST® through health practitioner offices throughout the United States.

Note 2 – Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include Vital Living, Inc. and its wholly owned domestic and foreign subsidiaries (collectively, “Vital Living” or the “Company”). Consolidated financial statements are financial statements of a parent company and its subsidiaries presented as if the entities were a single economic unit. Although the assets, liabilities, revenues, and expenses of all entities are combined to provide a single set of financial statements, certain eliminations and adjustments are made. These eliminations are necessary to ensure that only arm’s-length transactions between independent parties are reflected in the consolidated statements; transactions between related parties are eliminated.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has a working capital deficit, and is dependent on funding from sources other than operations. Since inception, the Company has been required to raise additional capital by the issuance of both equity and debt instruments. There are no commitments from funding sources, debt or equity, in the event that cash flows are not sufficient to fund ongoing operations or other cash commitments as they come due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management will be required to raise additional capital in the near term through offerings of securities to fund the Company’s operations, and will attempt to continue raising capital resources in the near term if the Company does not begin to generate revenue sufficient to maintain itself as a viable entity. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to current investors.

The Company is in the process of improving, acquiring, or developing products for sale that would generate revenue to sustain its operations, as well as consolidating its operations in order to gain cost synergies and efficiencies. If successful, these actions will serve to mitigate the factors that have raised doubt about the Company’s ability to continue as a going concern and increase the availability of resources for funding of the Company’s current operations and future market development. In addition, in March 2004 the Company entered into a Purchase Agreement with investors and sold 250,000 shares of its common stock at $1.00 per share with rights to receive a portion of net revenues, as defined therein, from the sale of X-Fat®.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to current year presentation. These reclassifications had no effect on 2002 net loss or stockholders’ equity.

Financial instruments

The Company’s financial instruments consist of cash, receivables, payables, and long-term debt. The carrying amount of cash, receivables, and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt as of December 31, 2003 and 2002 approximates fair value because interest rates are reflective of market rates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. At various times during the year, the Company’s cash balances may be in excess of federally insured limits. The Company maintains its cash, which consists primarily of demand deposits, with high quality financial institutions, which the Company believes limits this risk.

Acquisitions

The Company accounts for acquisitions in accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 141 “Business Combinations” and accordingly applies the purchase method of accounting for all business combinations initiated after June 30, 2001 and separately identifies recognized intangible assets that meet the criteria and amortizes these assets over their determinable useful lives.

Cash and cash equivalents

The Company’s cash equivalents consist principally of any financial instrument with maturities of three months or less and cash investments with high quality financial institutions. The Company’s investment policy limits the amount of credit exposure to any one financial institution.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of products available for sale or Raw materials.

Property and equipment

Property and equipment consists of office furniture, fixtures, and equipment, including computer hardware and software and various leasehold improvements. Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the lesser of correlating lease terms or estimated useful lives ranging from 3 to 10 years.

Goodwill

Goodwill represents the excess of the aggregate price paid by the Company over the value of the net equity acquired in an acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” management is no longer required to amortize goodwill, but is required to review goodwill for impairment at least annually, or whenever events indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of December 31, 2003, events had occurred that would indicate goodwill had been impaired and, accordingly, an impairment loss was recorded (see Note 5).

Intangible assets

The Company’s other intangible assets include trademarks, patents, formulations, customer lists, and various marketing and license agreements. Intangible assets are amortized on a straight-line basis over the lesser of the correlating agreements or estimated useful lives ranging from 2 to 14 years.

Long-lived assets

Long-lived assets and identifiable other intangible assets to be held and used are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill and other intangible assets arising from various acquisitions are evaluated for impairment on at least an annual basis or when events occur that would indicate that impairment had occurred. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. As of December 31, 2003, events had occurred that would indicate goodwill had been impaired; accordingly, an impairment loss was recorded (see Note 5).

Deferred charges

The Company capitalizes costs associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the debt instruments. Amortization expense for the year ended December 31, 2003 was $230,871 and is recorded as a component of Interest Expense.

Accounting estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the valuation of inventory, intangible assets, and equity based transactions. Actual results could differ from such estimates.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability approach specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse. Deferred tax assets are recorded at their likely realizable amounts.

Revenue recognition

Revenue is recognized when products are shipped to customers. The Company’s return policy provides for an unconditional guarantee to its customers for a full refund of any unused product including product that has exceeded its expiration date. All returns are subject to quality assurance reviews before acceptance. The Company provides an estimate of product returns as an accrued liability and as a reduction of revenue. The Company offers, from time to time, volume and promotional discounts on the products it sells. These discounts are recorded as a reduction of revenue.

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components within the financial statements. Other comprehensive income is comprised of charges to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income. The Company’s other comprehensive income is comprised of foreign currency translations.  The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

Foreign currency translation

Financial statements of Vital Living’s foreign subsidiary is prepared using the local currency as the functional currency. Translation of these foreign operations to United States dollars occurs using the current exchange rate for balance sheet accounts and a weighted average exchange rate for results of foreign operations. Translation gains or losses are recognized in “accumulated other comprehensive income (loss)” as a component of stockholders’ equity in the accompanying consolidated balance sheets.

Research and development

Research and development costs relating to both present and future products are expensed when incurred. Research and development costs amounted to $410,648 and $510,436 for the years ended December 31, 2003 and 2002, respectively.

Net loss per share

The Company accounts for its earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share,” which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic earnings per share begins with income (loss) applicable to common shareholders (net income (loss) less preferred stock dividends) and is based on the weighted average number of common shares outstanding during each period presented. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. In computing basic loss per share in 2003, net loss was increased by the issuance of 380,488 shares of Series A Preferred Stock to satisfy cumulative dividends on Series A Preferred Stock, valued at $380,488, issued during the first and second quarter. Net loss was further increased by $204,623 for cumulative dividends on Series A Preferred that have been declared but not paid for a total dividend of $585,111 for the year (an impact of $0.02 per common share). For the purpose of diluted earnings per common share, and only if such calculation results in dilution, preferred stock dividends will not reduce earnings; however, the weighted average common shares outstanding would increase representing the amount of common shares into which such preferred stock is currently convertible. During the years ended December 31, 2003 and 2002, the Company reported a net loss, thus the effects of dilutive securities were anti-dilutive, rendering basic and diluted loss per share the same. Convertible preferred stock, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive.

Stock based compensation

The Company accounts for its stock option plans in accordance with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provide pro forma net income or loss and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

The Company is subject to reporting requirements of FASB Financial Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation,” which requires a non-cash charge to deferred compensation expense if the price of the Company’s common stock on the last trading day of each reporting period is greater than the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the trading price exceeds the exercise price of the options.

The Company accounts for its Plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees,” and related Interpretations. No stock-based employee compensation (except that related to repriced warrants in accordance with FIN No. 44) is reflected in net loss, as all options and warrants granted had an exercise price equal to or below the market value of the underlying common stock at the date of grant.

The fair value of the Company’s stock-based awards to employees was estimated using the Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company’s stock-based awards (including repriced warrants discussed above) was estimated assuming no expected dividends and the following weighted average assumptions for the years ended December 31:

	2003	2002
Expected life in years	4.00	4.00
Expected stock price volatility	33.49%	30.65%
Risk-free interest rate	3.14%	3.98%
Average fair value per option/warrant	$0.68	$1.68

For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the respective vesting periods.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation for the years ended December 31:

	2003	2002
Net loss – as reported	$(30,621,222)	$(3,949,895)
Add:
Stock based compensation included in determination of net loss	1,526,461	—
Deduct:
Stock based employee compensation determined under fair value based method for all awards, net of related tax effects	(1,356,281)	(170,180)
Net loss – pro forma	(30,451,042)	(4,120,075)
Deemed dividend associated with beneficial conversion of preferred stock	(1,643,252)	(2,235,519)
Series A Preferred stock dividend	(585,111)	—
Net loss available to common stockholders – pro forma	$(32,679,405)	$(6,355,594)
Basic and diluted loss per share – as reported	$(0.96)	$(0.28)
Basic and diluted loss per share available to common stockholders – as reported	$(1.03)	$(0.43)
Basic and diluted loss per share – pro forma	$(0.95)	$(0.29)
Basic and diluted loss per share available to common stockholders – pro forma	$(1.02)	$(0.45)
Weighted average basic and diluted common stock outstanding	31,992,346	14,278,129

Recent accounting pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust, or any other legal entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

In December 2003, the FASB issued a revised Interpretation No. 46 (FIN 46R), “Consolidation of Variable Interest Entities.” FIN 46R requires companies to consider whether entities, in which they have financial interests, lack sufficient equity at risk to permit that entity to finance its activities without additional subordinated financial support and to consolidate those entities where the company would absorb the majority of any losses. The consolidation requirements are effective for interim and annual periods ending after March 15, 2004. The Company does not expect the adoption of FIN 46 and FIN 46R to have a material effect on the Company’s future financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently covered in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Activity.” The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. The adoption of SFAS No. 145 did not have a material effect on the Company.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company.

Note 3 – Mergers and Acquisitions

During 2003 and 2002, the Company acquired four companies. In each transaction, common stock was used as consideration and the excess of the purchase consideration over the net assets or obligations assumed, after allocation to respective identifiable intangible assets, was recorded as goodwill as summarized below. A description of each business combination follows.

	MAF	COF	ENI	DFN
Purchase price paid	$4,100,000	$3,051,614	$40,877,063	$2,343,004
Less:
Working capital (assets) liabilities, net	119,400	163,764	405,216	(314,325)
Property and equipment, net	(8,232)	(70,293)	(1,331)	(7,215)
Intangibles, net	(320,481)	—	(43,058,614)	—
Plus:
Debt obligations assumed	864,134	464,794	150,000	—
Acquisition costs	200,378	277,918	1,627,666	91,952
Goodwill at purchase	4,955,199	3,887,797	—	2,113,416
Less: Impairment recorded (see Note 5)	(4,370,683)	(2,406,797)	—	—
Goodwill at December 31, 2003	$584,516	$1,481,000	$—	$2,113,416

MAF BioNutritionals, LLC

On November 22, 2002, the Company acquired 100% of members’ equity of MAF, a privately held New Jersey limited liability company. The acquisition purchase price consisted of 2,500,000 shares of the Company’s restricted common stock valued at $1.64 per share (the average fair market value per share of the Company’s common stock for a reasonable period before and after the measurement date, which was November 4, 2002), or $4,100,000, and other acquisition costs of $200,378. Included as other acquisition costs is 50,000 shares of common stock issued to financial advisors with a fair value of $68,000.  The amortization period for intangible assets acquired in this transaction is estimated to be approximately three years.  Goodwill recorded in this acquisition is not deductible for federal income tax purposes.

Christopher’s Original Formulas, Inc.

On July 3, 2003, the Company formed a new wholly owned corporation, Nature’s Systems, Inc. (“NSI”), and acquired certain assets and assumed certain liabilities of COF. The acquisition purchase price consisted of 2,600,000 shares of the Company’s restricted common stock, of which 650,000 remain in escrow until June 2005 pending final purchase price adjustments, valued at $1.08 per share (the average fair market value per share of the Company’s common stock for a reasonable period before and after the measurement date, which was June 25, 2003), or $2,808,000, the assumption of COF advances of $243,614 made by the Company prior to the closing, and other acquisition costs of $277,918. Included as other acquisition Goodwill recorded in this transaction is fully deductible for federal income tax purposes.

costs is 154,000 shares of common stock issued to financial advisors with a fair value of $166,320.

Concurrent with the acquisition, the Company executed the NSI Profit Sharing Restricted Stock Plan, which provides for up to 650,000 Bonus Shares of restricted common stock to retained COF executives contingent on NSI achieving future performance targets extending through June 2006.

E-Nutraceuticals, Inc.

On August 20, 2003, the Company acquired 100% of the outstanding common stock of ENI, a privately held Delaware corporation. The acquisition purchase price consisted of 31,248,584 shares of the Company’s restricted common stock valued at $1.30 per share (the average fair market value per share of the Company’s common stock for a reasonable period before and after the measurement date, which was August 20, 2003), or $40,623,159, and other acquisition costs of $1,627,666. The purchase price also includes 251,390 options issued in exchange for existing ENI options, which were estimated to have a fair value of $253,938. Other acquisition costs include 1,150,000 shares of the Company’s common stock valued at $1.30 per share (or $1,495,000) issued to financial advisors and $132,666 of legal and other related costs paid to professional advisors.

The total number of shares issued in this transaction, including the issuance of the Series D Preferred Stock (see Note 8), was 40% of the total number of shares outstanding on a fully diluted basis, which contemplates that all warrants, options, and various classes of preferred stock are converted to common stock.

The recording of the ENI Acquisition was based on a third party business valuation and purchase price allocation provided by a reputable, independent, full service investment bank. The primary assets of ENI included the intangible value associated with the worldwide patent rights to X-Fat®, a dietary supplement used in weight loss; licensing rights to GEOMATRIX®, a time-released drug delivery technology; and marketing rights to pharmaceutical sales using GEOMATRIX® in the Peoples Republic of China, Taiwan, and Hong Kong. The purchase price allocation resulted in $43,058,614 being assigned to the value of these two agreements.  The amortization period for the China Marketing agreement is approximately two years and the amortization period for the X-Fat agreement and the G-BOMATRIK agreement is approximately 14 years.  These intangibles are fully deductible for income tax purposes.

Goodwill recorded in this acquisition is not deductible for Federal income tax purposes.

Doctors For Nutrition, Inc.

On October 14, 2003, the Company acquired 100% of the outstanding common stock of DFN, a privately held California corporation. The acquisition purchase price consisted of 1,650,003 shares of the Company’s restricted common stock, valued at $1.42 per share (the average fair market value per share of the Company’s common stock for a reasonable period before and after the measurement date, which was October 14, 2003), or $2,343,004, and other acquisition costs of $91,952. Included as other acquisition costs is 50,000 shares of common stock issued to financial advisors with a fair value of $59,000.

Of the total shares issued, 650,000 are held in escrow contingent on DFN achieving certain minimum levels of future earnings (the “Earn Out Shares”), which are included as a component of the cost of the acquisition. In March 2004, the Company’s Board of Directors approved that the stipulations of the Earn-Out Shares be lifted and the shares released from escrow as earned.

Concurrent with the acquisition, the Company executed an employment agreement with a key executive, which provides for certain cash payments and options to acquire up to 300,000 shares of restricted common stock at $1.40 per share contingent on DFN achieving future performance targets extending through September 2006.

Acquisition pro formas

The unaudited pro forma consolidated results of operations for the years ended December 31, 2003 and 2002 have been prepared assuming the acquisitions of MAF, COF, ENI, and DFN, and the corresponding issuance of 37,998,587 shares of common stock issued as consideration in these acquisitions, had occurred as of January 1, 2002. Thus, the unaudited pro forma consolidated results of operations include the following periods of operation:

•                    Vital Living, Inc. for the years ended December 31, 2003 and 2002.

•                    MAF for the period from January 1, 2002 through November 22, 2002 (date of acquisition).

•                    Boulder Endurance Co., Inc. (“Boulder”) for the period from January 1, 2002 through April 4, 2002 (the date of acquisition by MAF).

•                    COF for the period from January 1, 2003 through July 3, 2003 (date of acquisition) and the year ended December 31, 2002.

•                    ENI for the period from April 1, 2003 through August 20, 2003 (date of acquisition) and the year ended March 31, 2003.

•                    DFN for the period from January 1, 2003 through October 14, 2003 (date of acquisition) and the year ended December 31, 2002.

Presented below are the unaudited pro forma consolidated results of operations for the years ended:

	December 31,
	2003	2002
Revenue	$4,834,654	$4,562,579
Cost of goods sold	2,878,584	2,557,491
Gross profit	1,956,070	2,005,088
Operating expenses and other	36,338,744	11,902,901
Net loss	(34,382,674)	(9,897,813)
Deemed dividend associated with beneficial conversion of preferred stock	(1,643,252)	(2,235,519)
Series A preferred stock dividend	(585,111)	—
Net loss available to common stockholders	$(36,611,037)	$(12,133,332)

Basic and diluted loss per share	$(0.62)	$(0.19)
Deemed dividend associated with beneficial conversion of preferred stock	(0.03)	(0.04)
Preferred stock dividend	(0.01)	—
Basic and diluted loss per share available to common stockholders	$(0.66)	$(0.23)

Weighted average basic and diluted common stock outstanding	55,165,425	52,495,917

Note 4 – Property and equipment

Property and equipment consists of the following at December 31:

	2003	2002
Computer hardware and software	$226,079	$191,782
Office Furniture and fixtures	44,365	36,624
Machinery and equipment	54,597	27,930
Leasehold improvements	6,545	13,130
Gross property and equipment	331,586	269,466
Less accumulated depreciation	(162,479)	(97,171)
Net property and equipment	$169,107	$172,295

Depreciation expense was $89,772 and $36,505 for the years ended December 31, 2003 and 2002, respectively.

Note 5 – Intangible assets

Intangible assets consist of the following at December 31:

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
License agreement – Geomatric®	$34,661,058	$(870,200)	$—	$—
License agreement – X–Fat®	4,093,118	(102,614)	—	—
Marketing agreement	4,304,438	(771,212)	—	—
Customer distribution lists	203,599	(118,766)	203,599	(50,900)
Trademarks and patents	142,641	(75,238)	142,641	(33,155)
Formulations	85,672	(48,916)	85,672	(20,359)
Total amortizable intangible assets	$43,490,526	$(1,986,946)	$431,912	$(104,414)
Unamortizable intangible assets
Goodwill	$4,178,932		$4,893,517

	Aggregate Amortization Expense	Estimated Amortization Expense

For year ended December 31, 2002	$16,454
For year ended December 31, 2003	$1,882,531
For year ended December 31, 2004		$5,005,553
For year ended December 31, 2005		$4,132,546
For year ended December 31, 2006		$2,716,194
For year ended December 31, 2007		$2,716,194
For year ended December 31, 2008		$2,716,194

Impairment Analyses

As required by SFAS No. 142, the Company tested goodwill or other intangibles created by each acquisition for impairment in the fourth quarter.  These assets are tested for impairment at least annually, or upon occurrence of such events that may indicate impairment exists. Management revised the earnings forecast for the next five years and evaluated the change in fair value of each component of goodwill using the expected present value of future cash flows. Impairment was due to a combination of factors including, acquisition price, increased market competition, and operating performance. As a result of the Company’s annual review, a goodwill impairment loss of $6,777,480 was recognized during the year ended December 31, 2003. The remaining goodwill of $4,178,932 is attributable to previous acquisitions as follows:

Entity Acquired	Goodwill
DFN	$2,113,416
COF	1,481,000
MAF	584,516
Total	$4,178,932

The Company’s primary intangibles other than goodwill discussed above, with a gross intangible value of $43,058,614 at December 31, 2003, were obtained in the August 2003 acquisition of ENI and are comprised of licensing and marketing agreements related to three distinct products: X-Fat®, a dietary supplement for weight loss, time released nutraceuticals utilizing the licensed GEOMATRIX® technology, and certain marketing rights to pharmaceutical sales using GEOMATRIX® in the Peoples Republic of China, Taiwan, and Hong Kong.. The products or activities are scheduled for launch throughout 2004.

In order to test for impairment of these long-lived assets, fair value was determined based on a valuation study performed by an independent third party that primarily considered the discounted cash flow and guideline company method. As a result of this review, performed in October 2003, none of these long-lived assets was impaired. At December 31, 2003, the Company’s management performed additional analyses, which include detailed calculations of projected discounted future cash flows, which took into account delays in marketing initiatives for X-Fat experienced in the fourth quarter of 2003, as well as risks associated with the Company not making a required payment under the GEOMATRIX licensing agreement in January 2004. As of February 28, 2004, Management believes that the intangibles recorded at December 31, 2003 are not impaired.

Note 6 – Long-Term Debt

Between October and December 2003, the Company borrowed an aggregate principal amount of $1,530,000 in the form of Senior Convertible Notes (the “Bridge Notes”), due April 28, 2004, in a private placement subject to certain registration rights, generating cash proceeds of $1,316,400, net of cash debt issue costs of $213,600. Principal and interest at a rate of 10% per annum is payable in a single installment on the maturity date in cash or the Company’s common stock, at the Company’s discretion, at a price equal to $1.00 per share. As part of the transactions, Bridge Note holders received 3,060,000 and 1,530,000 warrants to purchase the Company’s common stock at an exercise price of $1.00 and $1.50 per share, respectively. The fair value of these warrants of $987,833 has been recorded by the Company and charged immediately to interest expense as the warrants were fully vested and the related notes fully convertible at the date of issuance. In accordance with the terms of these Bridge Notes, because the Company consummated a debt financing before the maturity date, the entire principal amount of the notes plus accrued interest totaling $1,547,738 has been converted into the debt securities offered in the December 2003 Secured Notes.

Debt issue costs related to this transaction of $654,826, including cash fees of $213,600, common stock issued valued at $297,840, and the fair value associated with warrants issued of $143,386 as discussed in Note 9, is recorded in deferred debt issuance costs, net of amounts charged to interest expense during the year ended December 31, 2003 totaling $219,801 before refinancing. The market value of the Company’s common stock on the dates the Bridge Notes were issued ranged from $1.28 - $1.52 per share. In accordance with EITF 98-5, as amended by EITF 00-27, because the convertible debt was sold at a price less than market value, a beneficial conversion to holders of the Bridge Notes occurred. Accordingly, a beneficial conversion amount of $542,165 was recorded to additional paid-in-capital and a corresponding amount recorded by the Company to interest expense, as the debt was immediately convertible at the option of the debt holder.

In December 2003, the Company borrowed an aggregate principal amount of $4,587,738 in the form of Senior Secured Convertible Notes (the “Secured Notes”), due December 17, 2008, in a private placement subject to certain registration rights, therein converting the Bridge Notes as described above, generating cash proceeds of $2,502,400, net of cash debt issue costs of $537,600. The Secured Notes bear interest at a rate of 12% per annum, 8% of which is payable semi-annually in cash each June and December, while 4% per annum may be paid, at the Company’s discretion, in cash or the Company’s common stock at a price equal to the ten day average trading price of the Company’s common stock five business days prior to the relevant interest payment date. A total of $549,862, or an amount equal to the first two semi-annual interest payments at 12%, has been placed in an interest bearing escrow account as of December 31, 2003 and is recorded in Prepaid Expenses and Other Current Assets.

The Company may redeem the Secured Notes commencing December 15, 2004, provided the ten-day average trading price of the Company’s common stock prior to the redemption is at least $3.00 per share. The Secured Notes are collateralized by assets of the Company, have priority in right of payment over all indebtedness of the Company, and include certain provisions related to change in control, reorganization, recapitalization, and other adjustments. In addition, Secured Note holders received 4,587,738 warrants to purchase the Company’s common stock at an exercise price of $1.00 per share. The fair value of these warrants of $1,084,220 has been recorded by the Company and charged immediately to interest expense as the warrants were fully vested and the related notes fully convertible at the date of issuance.

Debt issue costs related to the Secured Notes of $741,130, including cash fees of $330,200 and the value associated with warrants issued of $167,275 as discussed in Note 9, is recorded in deferred debt issuance costs. Amounts charged to interest expense during the year ended December 31, 2003 totals $254,846 and includes $243,656 of cash and the fair value of warrants issued in conjunction with the refinancing of the Bridge Notes charged to expense in the period incurred. The market value of the Company’s common stock on the date the Secured Notes were issued ranged from $1.15 - $1.23 per common share. In accordance with EITF 98-5, as amended by EITF 00-27, because the convertible debt was sold at a price less than market value, a beneficial conversion to holders of the Secured Notes occurred. Accordingly, a beneficial conversion amount of $1,647,498 was recorded to additional paid-in-capital and a corresponding amount recorded by the Company to interest expense, as the debt is immediately convertible at the option of the debt holder.

In connection with the Company’s acquisitions in 2003 and 2002, certain of the acquired companies’ long-term debt was assumed, the terms of which are described further below. Long-term debt consists of the following at December 31:

	2003	2002

Senior Secured Convertible Notes

$4,587,738 senior notes payable to shareholders; maturity December 2008; interest at 12% per annum, (8% payable semi-annually in cash each June and December, 4% may be paid in cash or the Company’s common stock); principal due at maturity	$4,587,738	$—

Small Business Administration Loan

$650,000 note payable to bank; maturity December 14, 2008; variable interest at prime plus 1.50% (5.50% and 5.75% at December 31, 2003 and 2002, respectively); monthly principal and interest payments of $9,970; secured by assets of the Company	481,363	574,537

Manufacturing Agreement Debt

$346,400 balance of various debt arrangements assumed as part of NSI Acquisition; maturity October 25, 2004; interest rates range from 4.75% to 12.00%; monthly payments primarily interest only and vary, totaling approximately $2,500 per month	342,063	—

Other NSI Acquisition Debt

$120,850 balance of personal bank and other debt of former executives assumed; maturities range from December 2003 through January 2004; interest rates range from 7.25% to 24.0% balances primarily due and payable immediately	112,181	—

Promissory Notes – Related Parties

$260,045 notes payable to various related parties; interest rates range from prime to prime plus 2% (6.00% and 6.25% at December 31, 2003 and 2002, respectively); principal and interest due upon demand	260,045	—

Notes Payable – Boulder Bar

$275,000 note payable to individual; maturity April 8, 2004; interest at 7.00% payable in two installments April 8, 2003 and 2004; principal payable at $25,000 per quarter September 9, 2002 through January 8, 2003, $75,000 on April 8, 2002, and monthly payments of $10,417 thereafter; secured by assets of the Company	41,664	225,000

$40,935 note payable to individual; maturity April 8, 2003; non interest bearing; monthly principal payments of $3,411; secured by assets of the Company	—	13,645
	5,825,054	813,182
Less current portion	(844,616)	(291,688)
	$4,980,438	$521,494

Aggregate maturities of long-term debt for the subsequent five years ending December 31 are as follows:

2004	$844,616
2005	93,352
2006	100,600
2007	108,410
2008	4,678,076
Total	$5,825,054

Note 7 – Commitments and contingencies

From time to time, the Company is party to a variety of legal proceedings arising out of the normal course of business, including cases in which damages may be sought. The Company believes it has valid defenses and is vigorously defending any pending litigation. While the results of litigation cannot be predicted with certainty, the Company believes that the outcome of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

On March 8, 2004, an attorney representing a former employee notified the Company that he was prepared to initiate litigation for alleged breach of his employment agreement. On March 15, 2004, the same attorney demanded that the Company take certain remedial steps in connection with certain manufacturing processes and cure alleged breaches of certain agreements related to the COF Acquisition. As of March 30, 2004, formal lawsuits related to these matters had not been filed. The outcome of these actions is uncertain and an estimate of the amount of a settlement, if any, cannot be reasonably estimated at this time.

In connection with the COF Acquisition, the Company became party to a Manufacturing Agreement, a Marketing Agreement, and a Multi-Agreement Amendment (collectively, the “COF Agreements”), in which various minimum payments are required during the terms therein. In the aggregate, the COF Agreements require royalties of $0.25 per licensed product sold with a monthly minimum of $8,000 extending through May 30, 2023 with automatic five-year renewals thereafter. In addition, the COF Agreements require broker commissions of 5% per invoice of all raw materials and finished goods sourced by the parties thereto with a monthly minimum of $5,000 extending through December 31, 2006 with automatic five-year renewals thereafter. Royalty and commission payments in excess of those earned as a result of the minimum requirements are cumulatively available for credit only to the extent future earned royalties exceed the monthly minimums. To date, the Company has a cumulative balance in excess of earned royalties and commissions of approximately $50,000. Because the royalties and commissions earned have historically not exceeded the minimum, the future realizable value of the asset is uncertain and, as such, has not been recorded.

In August 2001, the Company signed a three-year agreement with the Arizona Heart Institute (“AHI”), which through its affiliates serves between 22,000 to 25,000 new patients each year with a database of over 150,000 heart patients to which AHI will market and distribute Essentum. Under the agreement, the Company must pay royalties to AHI in the amount of 12% or 6% of our net sales of Essentum, depending on their origin.

The Company leases office space and minor amounts of office equipment under noncancellable operating leases that expire through 2008. Future minimum lease payments under noncancellable operating leases for the subsequent five years ending December 31 are approximately as follows:

2004	$215,000
2005	66,000
2006	60,000
2007	59,000
2008	54,000
Total	$454,000

Total rent expense was $160,633 and $153,271 for the years ended December 31, 2003 and 2002, respectively.

In connection with the ENI Acquisition, the Company became party to a Development and License Agreement and subsequent Amendment (collectively, the “ENI Agreements”) with SkyePharma, PLC (“Skye”). The ENI Agreements provide for certain product identification and license exclusivity rights on nutraceutical products utilizing Skye’s patented drug-delivery technologies, GEOMATRIX®, in exchange for various commitments as follows:

•                    In consideration for the Amendment and development services through 2004 and contingent on additional debt or equity financing of $3,000,000, the Company is obligated to pay Skye $1,000,000 in four equal installments beginning January 1, 2004 and each first day of each calendar quarter thereafter.

•                    The Company may retain its right to identify new product candidates and license them exclusively through the later of December 31, 2017 or the expiration of Skye’s corresponding patents, provided at least four such product candidates are identified by the Company and approved by Skye, or Skye receives $1,000,000 in product development fees, per calendar year beginning January 1, 2005.

•                    The Company is obligated to pay Skye royalties equal to 10% of net sales generated from the products, as defined, quarterly in arrears.

Should the Company fail to meet the above commitments, product selection and license exclusivity rights will terminate at the end of the respective calendar year without effect on rights attained in prior years. As of March 30, 2004, the Company successfully completed the aforementioned contingent financing, however, failed to make the initial $250,000 payment to Skye on January 1, 2004. The Company is in process of renegotiating the related terms and payments in order to maintain its rights under the ENI Agreements despite the default.

The ENI Agreements also appointed the Company as Skye’s exclusive marketing partner to pharmaceutical companies for licensing of all of Skye’s Technology in the Chinese Territories, as defined therein. The Company is eligible to receive 5% of all gross revenues resulting directly from the Company’s marketing efforts. Receipt of such royalties is contingent, however, on such revenues reaching or exceeding $1,000,000, or in aggregate $2,000,000, by August 2004 and 2005, respectively. Should these revenue goals not be achieved, the Company’s exclusive marketing rights and Skye’s royalty obligation on newly established sales will terminate, provided however, that royalties on on-going gross revenues resulting directly from the Company’s marketing efforts prior to the loss of such rights will continue to be due and payable.

In connection with the ENI Acquisition, the Company became party to a Licensing Agreement, granting it an exclusive, worldwide, perpetual license to dietary supplements containing chitosan, or X-Fat® (the “X-Fat License”). The X-Fat License requires the Company to pay royalties equal to 10% of the first $1,000,000 of net product sales and 5% of such net product sales in excess of $1,000,000, up to a maximum royalty of $1,250,000 per fiscal year. The Company is required to pay advanced royalties of $15,000 per quarter to be credited against future royalty payments. At December 31, 2003, the Company had prepaid royalties of $247,172.

Note 8 – Capital Stock

In December 2003, the board of directors and a majority of stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000, par value $.001 per share. The Company is currently authorized to issue up to 50,000,000 shares of preferred stock, par value $.001 per share. At December 31, 2003, the Company’s capital stock consisted of:

Capital Stock	Par Value	Authorized	Issued & Outstanding
Common Stock	$.001	150,000,000	58,269,466
Series A Preferred Stock	$.001	10,000,000	3,410,325
Series B Preferred Stock	$.001	1,000,000	1,000,000
Series C Preferred Stock	$.001	3,000,000	500,000
Series D Preferred Stock	$.001	1,000,000	1,000,000

COMMON STOCK

Each holder of common stock is entitled to one vote per share of common stock held on all matters submitted to a vote of the Company stockholders. Holders of the Company’s common stock have no preemptive rights and have no rights to convert their common stock into any other securities. In the event of dissolution or liquidation or the winding-up of the Company’s business, holders of the Company’s common stock will be entitled to share ratably in all assets remaining after payment of all liabilities, subject to any preferential payments to the holders of any Senior Secured Convertible Notes and preferred stock then outstanding. Although the Company is restricted from paying cash dividends under the terms of the Senior Secured Convertible Notes, holders of common stock are entitled to receive ratably such dividends as may be declared by the Company’s board of directors out of funds legally available therefore. All of the Company’s outstanding common shares are fully paid and nonassessable.

Common Stock Private Placements

On November 20, 2002, concurrent with the MAF Acquisition, the Company sold 19.54 units, each unit consisting of 70,000 shares of common stock, 70,000 Series B Warrants, and 70,000 Series C Warrants, aggregating 1,367,500 shares of common stock at $1.00 per share, 1,367,500 Series B Warrants at an exercise price of $1.65 per share, and 1,367,500 Series C Warrants at an exercise price of $2.14 per share, generating cash proceeds of $1,197,115, net of cash offering costs of $170,385.

Common Stock Issued to an Employee

During the year ended December 31, 2003, the Company issued 1,300,000 shares of common stock to an employee valued at $1,781,000 as compensation related to the closing of various 2003 acquisitions.

Common Stock Issued for Services and Settlements

In order to fund operating activities, the Company, from time to time, issues common stock in lieu of cash in exchange for goods or services.

During the years ended December 31, 2003 and 2002, the Company issued 692,000 and 102,500 shares of restricted common stock with a value of $748,610 and $213,125, respectively, in consideration for consulting, investment banking, or other services rendered, compensation, release of debt, or various other claims that parties may have had against the Company.

During the years ended December 31, 2003 and 2002, 395,000 and 241,000 shares of common stock with a value of $513,500 and $341,870, respectively, were issued to directors for director services and to various consultants for various consultations and advisory services to be provided over a contract period ranging from 12 months to three years. These shares were originally capitalized as a component of equity and amortized to expense over the vesting periods. For the years ended December 31, 2003 and 2002, $428,335 and $92,785 was amortized to expense, respectively. The value of unamortized restricted common stock issued for services as of December 31, 2003 and 2002 was $390,250 and $249,085, respectively.

During the years ended December 31, 2003 and 2002, a total of 1,354,000 and 50,000 shares of common stock with an aggregate value of $1,720,320 and $68,000, respectively, were issued for financial advisory services related to our various subsidiary acquisitions. During 2003, 1,150,000 shares of common stock with a market value of $1.30 per share were issued to financial advisors in the ENI Acquisition (valued at $1,495,000), 154,000 shares of common stock with a market value of $1.08 per share were issued to financial advisors in the COF Acquisition (valued at $166,320) and 50,000 shares of common stock with a market value of $1.18 per share were issued to a financial advisor in the DFN Acquisition (valued at $59,000).  During 2002, 50,000 shares of common stock were issued to a financial advisor in the MAF Acquisition (valued at $68,000). These amounts were capitalized as a component of the overall purchase price of the respective entities acquired and allocated to the assets acquired, generally goodwill or intangible assets.

During the year ended December 31, 2003, 265,500 shares of common stock with a value of $371,590 were issued for investment banking or other services related to private placements of both senior convertible debt and the Series C Preferred stock. The value of the shares were capitalized as a component of equity if associated with Series C Preferred stock private placement ($73,750), or as deferred loan costs if associated with Senior Convertible Debt private placements ($297,840).

Pursuant to a registration rights agreement related to a November 2002 private placement of 1,367,500 shares of common stock, the Company was required to file and have declared effective a registration statement to register the shares of common stock issued and shares that may be issued upon exercise of the Series B Warrants and Series C Warrants from the private placement prior to March 20, 2003. The Company failed to have the registration statement declared effective by the deadline; as a result, the Company owes the investors liquidation damages equal to 2% per month of the purchase price of said securities, calculated on a pro rata basis to the date on which the registration statement was ultimately declared effective. During 2003, the Companny reached an agreement with some of the investors to pay such damages in 328,200 shares of our common stock, valued at approximately $367,000. Of the total shares owed, 134,600 shares of restricted common stock were issued, valued at $156,136, related to the settlement agreements prior to December 31, 2003 (see Note 11).

TREASURY STOCK

As part of a resignation agreement executed in July 2003, in which all severance payments under a prior employment agreement were waived, 280,000 shares of restricted common stock were returned at no cost and 144,000 shares repurchased by the Company at $0.50 per share from William Coppel, former President, for total payments of $72,000 during 2003. These shares have been returned to and recorded as treasury stock as of December 31, 2003. The 280,000 shares of common stock returned by Mr. Coppel were recorded at par value, or $280, with a corresponding adjustment to additional paid in capital.

PREFERRED STOCK

Preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Company’s board of directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of shares of preferred stock could adversely affect the rights of the holders of common stock and therefore, reduce the value of the common stock.

Series A Preferred Stock

Between February and June 2002, the Company sold 3,712,000 shares of 10% Series A Preferred Stock at $1.00 per share, generating cash proceeds of $3,593,807, net of cash offering costs of $118,193. Holders may convert their shares into a like amount of common stock at any time after the first anniversary date of issuance and will convert by their terms after 18 months. Upon conversion, holders of Series A Preferred Stock will receive one Series A Warrant per five preferred shares converted to purchase one share of common stock at an exercise price of $2.00 per share, exercisable one year from the date of issuance. If all Series A Preferred Stock were to convert, it would require the Company to issue 742,400 Series A Warrants, excluding those to be issued upon conversion of Series A Preferred Stock issued as dividends.

Holders of Series A Preferred Stock have no voting rights, but are entitled to various rights, preferences, and restrictions that include, but are not limited to: a 10% cumulative dividend payable in additional shares of Series A Preferred Stock at $1.00 per share; a preference upon a liquidation, dissolution, or winding up of the Company’s business; and privileges upon redemption during the first twelve months from the date of issuance equal to $1.50 per share.

The market value of the Company’s common stock on the dates Series A Preferred Stock was sold ranged between $1.25 - $3.40 per common share. In accordance with EITF 98-5, as amended by EITF 00-27, because the Series A Preferred Stock was sold at a price less than market value of the underlying components of the security, a beneficial conversion to holders of the Series A Preferred Stock occurred. Accordingly, during 2002 the Company recorded a discount of $3,382,172 within shareholders’ equity and a corresponding amount to preferred stock additional paid-in-capital. The Series A Preferred Stock is convertible into common stock at the option of the holder at any time after the first anniversary date of its issuance, thus the beneficial conversion is amortized over a one-year period. A total of $1,146,653 and $2,235,519 of the Series A Preferred Stock discount was amortized during the years ended December 31, 2003 and 2002, respectively. At December 31, 2003, the entire amount of the Series A Preferred discount had been amortized.

During 2003, holders of 682,163 shares of Series A Preferred Stock converted such shares into 682,163 shares of common stock. As a condition to conversion, the Company granted 136,433 warrants with an exercise price of $2.00 per share. The value of the converted Series A Preferred Stock was $1,303,877 and the value of the warrants was $55,025 using the Black-Scholes option-pricing model. Dividends are cumulative and are to be paid every six months from the date of issuance for a total of 18 months with no obligation to pay dividends thereafter. During June 2003, 380,488 additional shares of Series A Preferred Stock valued at $380,488 were issued in satisfaction of dividends owed to holders of Series A Preferred Stock and at December 31, 2003, declared and unpaid dividends of $204,623 were accrued and will be paid by the issuance of Series A Preferred Stock for a total dividend of $585,111 (or $0.02 per share). At December 31, 2003, 3,410,325 shares of Series A Preferred Stock remain outstanding pending the issuance of a like amount of common stock.

Series B Preferred Stock

On April 16, 2003, the Company sold to one investor 10 units, each consisting of 100,000 shares of non-voting 25% Series B Preferred Stock, 100,000 Series D Warrants, and 100,000 Series E Warrants, aggregating 1,000,000 shares of Series B Preferred Stock at $1.00 per share, 1,000,000 Series D Warrants at an exercise price of $1.30 per share, and 1,000,000 Series E Warrants at an exercise price of $1.60 per share, generating cash proceeds of $875,000, net of cash offering costs of $125,000. The combined fair value at the date of grant of the Series D and Series E Warrants using the Black-Scholes option-pricing model was $62,494.

The holder of the Series B Preferred Stock is entitled to a one-time a dividend at a rate of 25% per annum, payable in cash or common stock on the one-year anniversary of the issuance date with no obligation to pay dividends thereafter. Unpaid and/or undeclared dividends are cumulative. The total amount of dividends not declared at December 31, 2003 is $177,397 (or $0.01 per common share) and would total $250,000 on an annual basis (or $0.01 per common share). Each share of Series B Preferred Stock is convertible into one share of common stock at the option of the holder at any time after the first anniversary of the date of issuance. In connection with this offering, 200,000 Series D Warrants with an exercise price of $1.30 per share (fair value of $8,086) and a cash commission equal to 12.5% of the proceeds (or $125,000) were paid to a shareholder of the Company to facilitate the transaction, thus increasing the total offering costs to $133,086. The Series B Preferred Stock has no voting rights, liquidation preferences, or protective provisions.

Series C Preferred Stock

On July 9, 2003, the Company sold to one investor 5 units, each consisting of 100,000 shares of non-voting 50% Series C Preferred Stock, 100,000 Series D Warrants, and 100,000 Series E Warrants, aggregating 500,000 shares of Series C Preferred Stock at $1.00 per share, 500,000 Series D Warrants at an exercise price of $1.30 per share, and 500,000 Series E Warrants at an exercise price of $1.60 per share, generating cash proceeds of $437,500, net of cash offering cost of $62,500. The combined fair value at the date of grant of the Series D and Series E Warrants using the Black-Scholes option-pricing model was $242,275.

The holder of the Series C Preferred Stock is entitled to a two-time dividend at the rate of 50% per annum, payable in cash or common stock on the first and second anniversary of the issuance date with no obligation to pay dividends thereafter. Unpaid and/or undeclared dividends are cumulative. The total amount of dividends not declared at December 31, 2003 is $119,863 (less than $0.01 per common share) and would total $250,000 on an annual basis (or $0.01 per common share). Each share of Series C Preferred Stock is convertible into one share of common stock at the option of the holder at any time after the first anniversary of the date of issuance.

In connection with this offering, 250,000 Series D Warrants with an exercise price of $1.30 per share (fair value of $71,510), a cash commission equal to 12.5% of the proceeds (or $62,500), 62,500 shares of common stock (fair value of $73,750, or

$1.18 per share), and an option to acquire 62,500 shares of common stock exercisable at $1.00 per share (fair value of $25,830) were granted, paid, or issued to a shareholder of the Company to facilitate the transaction, thus increasing the total offering costs to $233,590. The Series C Preferred Stock has no voting rights, liquidation preferences, or protective provisions.

The market value of the Company’s common stock on the date the Series C Preferred Stock was sold was $1.18 per common share. In accordance with EITF 98-5, as amended by EITF 00-27, because the Series C Preferred Stock was sold at a price less than market value of the underlying components of the security, a beneficial conversion to holders of the Series C Preferred Stock occurred. Accordingly, during 2003 the Company recorded a discount of $253,198 within shareholders’ equity and a corresponding amount to preferred stock additional paid-in-capital. The Series C Preferred Stock is convertible into common stock at the option of the holder at any time after the first anniversary date of its issuance, thus the beneficial conversion is amortized over a one-year period. A total of $126,599 of the Series C Preferred Stock discount was amortized during the year ended December 31, 2003 leaving an unamortized balance of $126,599.

Series D Preferred Stock

On August 20, 2003, concurrent with the ENI Acquisition, the Company sold to a single investor 1,000,000 shares of Series D Preferred Stock at $1.00 per share, generating cash proceeds of $815,000, net of cash offering costs of $185,000. Each share of Series D Preferred Stock is convertible into one share of common stock at the option of the holder at any time.

The market value of the Company’s common stock on the date the Series D Preferred Stock was sold was $1.37 per common share. In accordance with EITF 98-5, as amended by EITF 00-27, because the Series D Preferred Stock was sold at a price less than market value of the underlying components of the security, a beneficial conversion to holders of the Series D Preferred Stock occurred. Accordingly, during 2003 the Company recorded a discount of $370,000 within shareholders’ equity and a corresponding amount to preferred stock additional paid-in-capital. The Series D Preferred Stock is convertible into common stock at the option of the holder at any time, thus the beneficial conversion was recorded as a dividend upon issuance.

The holder of the Series D Preferred Stock is entitled to various rights, preferences, and restrictions that include, but are not limited to:

1.               Voting. The Series D Preferred Stock votes on an as-converted basis with the common stock.

2.               Dividends. The holders of the Series D Preferred Stock are entitled to a like dividend or distribution, pro rata, should there be a cash or property dividend or distribution to any class of common stock or preferred stock other than the Series A Preferred Stock, determined on an as converted basis. This does not include any dividends paid in shares of common stock to the holders of Series B Preferred Stock and Series C Preferred Stock outstanding as of the date of issuance.

3.               Liquidation Preference. The Series D Preferred Stock is senior to the Series B Preferred Stock and Series C Preferred Stock and the common stock upon liquidation and is entitled to an amount equal to the original $1.00 per share issue price plus any declared and unpaid dividends (as adjusted for stock dividends, combinations, splits, recapitalization, and the like with respect to such shares).

4.               Redemption. The Company has no rights to redeem the Series D Preferred Stock.

5.               Conversion. The holders of Series D Preferred Stock shall have the right to convert into common stock at any time. Each share of Series D Preferred Stock is convertible into one share of common stock subject to adjustment for declared and unpaid dividends, stock dividends, combinations, splits, recapitalization, and the like with respect to such shares. The conversion price is initially set at $1.00. The conversion price may be decreased at the end of two years if the common Stock is trading at a price below the conversion price then in effect. The floor for such adjustment is $0.25 per share. The conversion price of the Series D Preferred Stock may also be reduced in certain situations if we issue additional options, warrants, or rights to purchase common stock at a price below the conversion price of the Series D Preferred Stock. In such event, the conversion price will be decreased by multiplying the conversion price then in effect by a fraction of which (i) the numerator will be the number of outstanding shares of common stock on the date of issuance of the rights plus the number of shares of common stock which could be purchased at the then conversion price from the aggregate offering price of the rights and (ii) the denominator will be the shares of common stock outstanding on the date of issuance of the rights plus the number of shares of common stock so offered for subscription or purchase pursuant to such rights.

6.               Protective Provisions. So long as any shares of Series D Preferred Stock are outstanding, the Company may not, without the prior affirmative consent or vote of the holders of at least two thirds of the outstanding shares of the Series D Preferred Stock:

a.               authorize, create, designate, establish or issue shares of, any class or series of capital stock ranking senior to or on parity with the Series D Preferred Stock or reclassify any shares of common stock into shares having any preference or priority as to dividends or assets superior to any such preference or priority of Series D Preferred Stock; or

b.              amend, alter or repeal, whether by merger, consolidation or otherwise, the Company’s amended and restated articles of incorporation or bylaws or the resolutions contained in the certificate of designation of the Series D Preferred Stock and the powers, preferences, privileges, relative, participating, optional and other special rights and qualifications, limitations and restrictions thereof, which would adversely affect any right, preference, privilege or voting power of the Series D Preferred Stock, or which would increase the amount of authorized shares of the Series D Preferred Stock or of any other series of preferred stock ranking senior to the Series D Preferred Stock, with respect to the payment of dividends (whether or not such series of preferred stock is cumulative or non-cumulative as to payment of dividends) or liquidation.

Note 9 – Stock Options and Warrants

Series A Warrants

Series A Warrants arose in connection with the June 2002 Series A Preferred Stock private placement. Upon conversion of every five shares of Series A Preferred Stock into common stock, the Company will grant one Series A Warrant to purchase one share of the Company’s common stock, exercisable after one year from the date of grant at an exercise price of $2.00 per share and expiring on the second anniversary of the date of grant. The exercise price of the warrants is subject to adjustment for stock splits, dividends, reclassifications, and other adjustments.

Upon conversion of the 3,712,000 shares of Series A Preferred Stock and corresponding stock dividends, the Company will ultimately issue 859,420 Series A Warrants. As of December 31, 2003, there are 208,433 Series A Warrants outstanding.

Series B and Series C Warrants

Series B and Series C Warrants arose in connection with the November 2002 common stock private placement, concurrent with the MAF Acquisition. The Series B and Series C Warrants have an exercise price of $1.65 and $2.14, respectively, and may be exercised at the option of the holder at any time for a period of five years from the date of issuance. The exercise prices are subject to adjustment for stock splits, dividends, reclassifications, and other typical corporate actions. If the Company issues additional shares of common stock at a price less than $1.00 per share, the exercise prices of the warrants upon each such issuance shall be adjusted and reset to such issuance price; however, this reset feature does not apply to:

1.               any stock splits, dividends, reclassifications, or similar actions, or

2.               any issuance of shares of common stock (or shares of common stock issuable upon the exercise of securities convertible into shares of common stock with an exercise price or a conversion price less than $1.00) if such securities were issued to consultants, employees or other service providers, or to third party vendors to satisfy amounts owed; provided that the Company may not issue to such individuals, in any rolling 12 month period, more than 1,600,000 shares of common stock or 10% of the actual number of shares of common stock issued and outstanding (assuming the conversion of the Series A Preferred Stock) and may not issue to any one individual more than 500,000 shares of common stock.

Provided that a registration statement covering the shares underlying the warrants is effective, the Company may redeem any or all of the warrants, at any time, at $0.05 per warrant if:

1.               the closing price for the Company’s common stock on any 20 trading days within a period of 30 consecutive trading days ending on the date of the notice of the call has been in excess of 150% of the then effective exercise price, and

2.               no less than four of such 20 days occur during the last five trading days ending on the date of the notice of the redemption.

As of December 31, 2003, there are 1,367,500 Series B Warrants and 1,367,500 Series C Warrants outstanding.

Series D and Series E Warrants

Series D and Series E Warrants arose in connection with the April 2003 Series B Preferred Stock and July 2003 Series C Preferred Stock private placements. The Series D and Series E Warrants have an exercise price of $1.30 and $1.60, respectively, and may be exercised at the option of the holder at any time for a period of five years from the date of issuance.

The exercise prices are subject to adjustment for stock splits, dividends, reclassifications, and other typical corporate actions. As of December 31, 2003, there are 1,950,000 Series D Warrants and 1,500,000 Series E Warrants outstanding.

Series F Warrants

Series F Warrants arose in connection with the July 2003 amendment of one of the Company’s strategic consulting agreements. The Series F Warrants have an exercise price of $1.00 per share and may be exercised at the option of the holder at any time for a period of five years from the date of issuance. The exercise price is subject to adjustment for stock splits, dividends, reclassifications, and other typical corporate actions. As of December 31, 2003, there are 125,000 Series F Warrants outstanding.

Other Warrants

In connection with the Bridge Notes and Senior Secured Notes (see Note 6) during 2003, the Company granted note holders an aggregate of 7,647,738 and 1,530,000 warrants at an exercise price of $1.00 and $1.50 per share, respectively. The warrants may be exercised immediately, expire on the fifth anniversary of the date of issuance, and the exercise price is subject to adjustment for stock splits, dividends, reclassifications, and other typical corporate actions. As of December 31, 2003, there are 9,177,738 of these warrants outstanding.

Additionally, the Company granted 203,000 warrants to financial advisors associated with the issuance of the Bridge Notes, which had a fair value of $143,326. Financial advisors associated with the Secured Notes were granted 536,400 warrants with a fair value of $268,530. Of the warrants granted in the Secured Notes, 200,000 warrants with a fair value of $101,256 were issued in conjunction with the refinancing of the Bridge Notes.

Stock Option Plans

On August 1, 2001, the Board of Directors adopted the Company’s 2001 Stock Option Plan pursuant to which incentive stock options or non-statutory stock options to purchase up to 2,500,000 shares of common stock can be granted to employees, officers, directors, consultants, and independent contractors or other service providers.

On May 3, 2002, the Board of Directors adopted the Company’s 2002 Stock Option Plan pursuant to which incentive stock options or non-statutory stock options to purchase up to 2,000,000 shares of common stock can be granted to employees, officers, directors, consultants, independent contractors, or other service providers.

On a combined basis, the plans had 3,831,483 and 3,385,000 options outstanding at December 31, 2003 and 2002, respectively, with exercise prices ranging from $0.35 to $3.00. At December 31, 2003, there are an aggregate of 668,517 options available under the plans for future grant.

Options and Warrants Issued for Services

In order to fund operating activities, the Company, from time to time, grants options or warrants to purchase common stock in lieu of cash in consideration for consulting, investment banking, or other services rendered, compensation, release of debt, or various other claims which parties may have against the Company. The Company granted options and warrants to purchase common stock during the years ended December 31, as follows:

	2003			2002
	Number Granted	Fair Value	Exercise Price	Number Granted	Fair Value	Exercise Price
Options	40,000	$16,018	$1.40	1,080,000	$554,360	$ 1.00 - $3.00
Warrants	743,400	443,622	$1.00	1,180,000	673,040	$ 1.00 - $2.05
	783,400	$459,640		2,260,000	$1,227,400

The fair value of certain of these options and warrants are being amortized over their respective vesting periods, which range from zero to 36 months. For the years ended December 31, 2003 and 2002, $542,110 and $494,517 was amortized to expense, respectively. The fair value of unamortized options and warrants issued for services at December 31, 2003 and 2002 was $206,792 and $732,883, respectively.

During November and December 2003 in connection with the Bridge Notes and Senior Secured Notes, the Company granted an aggregate of 583,400 warrants to acquire common stock, valued at $411,123, to various investment advisors with an exercise price of $1.00 per share. The fair value of these warrants was capitalized as component of deferred debt issuance costs and will be amortized over the life of the debt instruments.

During September and October 2003, a total of 75,000 common stock options previously issued to three consultants were exercised, generating gross proceeds of $26,250.

During August 2003, the Board of Directors approved the repricing of an existing warrant to acquire 120,000 shares of the Company’s common stock at an original exercise price of $2.80 to $2.00 per share. The repricing of this warrant requires variable accounting as prescribed by FIN 44. The fair value of the repriced warrants was deemed to be lower than the original fair value of $138,274 using the Black-Scholes option-pricing model, thus no further adjustment to expense was required. As required by FIN 44, these warrants will be subject to revaluation at each reporting period and, if the fair value of the underlying warrants were to exceed $138,274, an additional charge to expense would be required.

During July 2003, the Company granted a Series F Warrant to acquire 125,000 shares of the Company’s common stock with an exercise price of $1.00 per share to one of the Company’s strategic consultants in conjunction with an amendment to an existing consulting agreement.  The fair value of these warrants was calculated using the Black-Scholes pricing model and was determined to be $32,500, which was recorded as consulting expense.

In July 2003, the Company executed an amendment to an agreement with Arizona Heart Institute, Inc. (“AHI”) extending the term for an additional year. In consideration for the extension, AHI received the right to exercise 100,000 shares of common stock through a “net exercise” provision and the option exercise period was extended to three years. AHI also agreed not to sell in excess of 25,000 shares in any rolling 30-day period. Consideration to be received would be in the form of relinquishment of the right by AHI to purchase a particular number of shares. In October 2003, AHI exercised its rights under the net exercise provision and was issued 100,000 shares of common stock in exchange for 132,407 options.

In July 2003, the Company executed an amendment to an agreement with AHI Management Hong Kong, Ltd. (“AHIHK”) to provide the immediate vesting of previously issued options to acquire 300,000 shares of our common stock at $0.35 per share and the eliminate any lock-up period relating thereto. Options require an outright purchase for cash consideration and are then subject to SEC Rule 144. In consideration for the amendment, AHIHK agreed to eliminate their right to act as our exclusive distributor in China, enabling the Company to seek other distributors in the territory on a non-exclusive basis.

Per FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” a non-cash charge to expense is required if the price of the Company’s common stock on the last trading day of a reporting period is greater than the exercise price of certain stock options and warrants issued. The requirements of FIN No. 44 may also result in a credit to expense to the extent that the trading price declines from the trading price as of the end of the previous reporting period, provided however that a credit is not recorded to the extent our common stock trades below the exercise price of the options or warrants. In accordance with FIN No. 44, the Company adjusts expense upward or downward on a monthly basis based on the trading price at the end of each period. As a result, the Company recorded expense of $255,000 during the year ended December 31, 2003, which represents the fair value of the effective repricing of the options using the Black-Scholes option-pricing model at the date of the amendments.

On April 3, 2003, the Board of Directors approved the granting of 35,000 warrants to acquire common stock of the Company with an exercise price of $1.00 per warrant to an agent who assisted in the private placement offering of 1,367,500 shares of common stock completed during October 2002.  The fair value of the warrant was calculated using the Black-Scholes pricing model and was determined to be zero.

Options and Warrants Issued to Employees

During October 2003, the Company granted 300,000 options to an executive in conjunction with an employment agreement executed concurrent with the DFN Acquisition. The options have an exercise price of $1.40 per share, expire in five years, and vest based upon reaching certain performance milestones.

In April 2003, the Board of Directors approved the repricing of 1,340,000 warrants issued to an officer of the Company in connection with an April 2002 employment agreement (the “Officer Warrants”). The warrants were 100% vested on the date of grant and had an original exercise price of $1.50 per warrant. The warrants were amended to include, among other things, a reduction of the exercise price to $0.01, a full-ratchet dilution provision, as defined, a waiver of the Company’s 50% funding obligation of the exercise price, and an extension of the term of the warrant agreement for one additional year. The dilution provision provides that, upon exercise of the warrant, the officer shall be able to acquire the same percentage of common stock as that represented by the percentage calculated as the number of shares which the officer would acquire on the date of the amendment compared to the total number of actual shares of common stock outstanding on such date.

In accordance with FIN No. 44, the Company adjusts expense upward or downward on a monthly basis based on the trading price at the end of each period. As a result, the Company recorded net compensation expense of $1,508,461 during the year ended December 31, 2003, and $18,000 of compensation expense upon the exercise of 30,000 warrants by this executive during May 2003.

During August 2003, concurrent with the ENI Acquisition and the Series D Preferred Stock private placement, the Company executed a second amendment to the Officer Warrants that provided for the granting of an additional 5,000,000 warrants with an exercise price of $0.01 per share and eliminated the full-ratchet dilution provision, as defined. The new warrants were 100% vested on the date of grant and had a fair value of $6,800,000, which was charged to compensation expense during the year ended December 31, 2003.

In July 2002, the Company granted 30,000 options to an employee with an exercise price of $2.40, vesting quarterly over a three-year period commencing October 17, 2002. The options were cancelled in 2002.

In January 2002, the Company issued 125,000 options to an employee under the Company’s 2001 Stock Option Plan. The options have an exercise price of $1.00 per share, expire in four years, and vest quarterly, 40,000 in the first year, 45,000 in the second year, and 40,000 in the third year. The fair value of the options using the Black-Scholes option-pricing model was determined to be zero.

Summary of Options and Warrants

A summary of stock option activity for the years ended December 31 is as follows:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,385,000	$0.87	2,180,000	$0.35
Granted	653,890	$1.21	1,235,000	$1.82
Cancelled	—	—	(30,000)	$2.40
Exercised	(207,407)	$0.35	—	—
Outstanding at end of period	3,831,483	$0.93	3,385,000	$0.87

Exercisable at end of period	1,763,516	$1.10	1,266,147	$0.71

Information about stock options outstanding at December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$ 0.35 - $1.00	2,611,483	2.11	$0.51	1,426,483	$0.69
$ 1.40 - $1.50	840,000	4.03	$1.46	3,700	$1.40
$ 2.00 - $3.00	380,000	3.38	$2.65	333,333	$2.84
	3,831,483		$0.93	1,763,516	$1.10

A summary of warrant activity for the years ended December 31 is as follows:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	6,975,000	$1.32	1,750,000	$0.35
Granted	18,729,571	$0.87	5,255,000	$1.65
Cancelled	—	—	(30,000)	$2.05
Exercised	(30,000)	$0.01	—	—
Outstanding at end of period	25,674,571	$0.91	6,975,000	$1.32

Exercisable at end of period	25,538,138	$0.91	6,686,120	$1.33

Information about warrants outstanding at December 31, 2003 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$ 0.01 - $0.35	8,060,000	1.55	$0.08	8,060,000	$0.08
$ 1.00	9,191,138	4.38	$1.00	9,191,138	$1.00
$ 1.30 - $1.65	6,847,500	3.65	$1.49	6,847,500	$1.49
$ 2.00 - $2.14	1,575,933	1.89	$2.12	1,439,500	$2.13
	25,674,571		$0.91	25,538,138	$0.91

Note 10 – Income Taxes

Components of the deferred tax asset (liabilities) as of December 31 are as follows:

	2003	2002
Net operating loss carryforwards	$6,362,000	$1,706,886
Deferred compensation	3,108,000
Amortizable intangibles	1,079,000	(9,332)
Other temporary differences	61,000
	10,610,000	1,697,554
Less valuation allowance	(10,610,000)	(1,697,554)
	$—	$—

Net operating loss carryforwards are available to reduce future taxable income.  However, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates, it may not be able to fully utilize the net operating loss caryforwards to reduce future income taxes.

As the Company has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2003 and 2002. The valuation allowance increased $8,912,446 during 2003 due to the Company’s current period net loss.  Due to this increase in the valuation allowance, the effective tax rate has been reduced to 0% for the years ended December 31, 2003 and 2002. As of December 31, 2003, the Company has net operating loss carry forwards for federal income tax reporting purposes of approximately $18,713,000, which expire through 2023. The utilization of such operating losses may be limited.

Note 11 – Related Party Transactions

From time to time, the Company engages its directors, shareholders, or other related parties for consulting services related to investment, acquisition, or other activities in the normal course of business. Management believes that all of these transactions are conducted at an “arms-length.”  Fair market value of securities issued in these transactions, including stock, options, and warrants, is listed below where applicable and calculated using the Black-Scholes Pricing Model as of the date of issuance or grant.

Officers and Directors

The Company has several agreements with Aegis Capital Corp. (“Aegis”) to provide consulting, investment, or financial services. Robert J. Eide, a member of the Company’s Board of Directors from June 2002 through March 2004, is a principal, Chairman, and Chief Executive Officer of Aegis. During the years ended December 31, 2003 and 2002, the Company paid the following amounts to Aegis (or to Mr. Eide, where indicated) in exchange for such services:

Matter	Year	Cash	Stock	Options & Warrants		Fair Market Value of Securities
				Number	Exercise Price
Other Services(1)	2003	$6,000	142,000	—	N/A	$184,600
Other Services(2)	2003	—	58,000	—	N/A	$75,400
Other Services	2003	$216,335	150,000	72,400	$1.00	$232 667
Director Services(1)	2003	—	75,000	—	N/A	$100,500
Other Services	2002	$100,000	50,000	—	N/A	$68,000
Director Services(1)	2002	—	30,000	—	N/A	$51,000

(1)                    Paid or granted directly to Mr. Eide.

(2)                    Paid or granted to a designee of Aegis on its behalf.

During the years ended December 31, 2003 and 2002, the Company made the following payments to Donald C. Hannah, Chairman of the Company’s Board of Directors, for services rendered as follows:

Matter	Year	Cash	Stock	Options & Warrants		Fair Market Value of Securities
				Number	Exercise Price
Advisory Services	2003	$12,000	—	—	N/A	N/A
Director Services	2003	—	75,000(1)	—	N/A	$100,500
Director Services	2002	—	30,000(2)	—	N/A	$51,000

(1)                    50,000 of which are subject to divestiture.

(2)                    10,000 of which remain unvested at December 31, 2003.

During 2003, the Company issued 85,000, 85,000, and 25,000 shares of restricted common stock to Carson Beadle, Leslie Quick, and David Allen, respectively, in exchange for director services for a combined fair market value of $245,500. In addition, the Company paid $15,000 to Elliot Speiser, a member of the Company’s Board of Directors, for services rendered in a potential acquisition.

In 2003, the Company had agreements with Mitch Feinglas, the Company’s Chief Operating Officer and member of its Board of Directors, or various entities on his behalf, to perform consulting or other services. During 2003, the Company paid the following amounts to the parties indicated in exchange for such services:

Party	Cash	Stock	Options & Warrants		Fair Market Value of Securities
			Number	Exercise Price
Eurolink International, LTD	$116,680	—	—	N/A	N/A
Equity International, LTD	—	100,000	—	N/A	$134,000

During 2003, the Company paid $10,000 to Silver Lining Realty, the principal of which is our former Chairman and Chief Executive Officer, Brad Edson, for its realty services in connection with a new lease for our Utah operations.

As part of a resignation agreement executed in July 2003, in which all severance payments under a prior employment agreement were waived, 280,000 shares of restricted common stock were returned at no cost and 144,000 shares were repurchased by the Company at $0.50 per share from William Coppel, former President, for total payments of $72,000 during 2003. These shares have been returned and recorded as treasury stock as of December 31, 2003.

On April 4, 2002, the Company entered into a three-year consulting agreement with Martin Gerst, former secretary, treasurer, and director, to provide services related to capital formation, strategic relationships, and product branding. Under the terms of the agreement, Mr. Gerst, in addition to monthly payments of $2,000, received fully vested warrants to purchase 500,000 shares of common stock at a price of $1.50 per share, valued at $280,580 at the date of grant. This agreement was terminated by the parties effective December 31, 2002. The Company paid approximately $8,000 and $30,000 related to this agreement during the fiscal year ended December 31, 2003 and 2002, respectively.

During 2002, the following obligations to or from various former officers, directors, or entities controlled by former officers or directors, were relieved as follows:

•                    An unsecured demand note payable to Brad Edson totaling $43,500 with interest accruing at 10% was repaid;

•                    Payables to Brad Edson, Kenneth Lind, and Eric Anderson totaling $147,926 for unpaid salaries and other reimbursable expenses were repaid;

•                    Severance compensation of approximately $67,500 was paid to Kenneth Lind in connection with the termination of his employment in December 2002;

•                    Facility lease and office costs of approximately $51,095 was paid to Camper Clubs of America, Inc., an entity controlled by Brad Edson and Martin Gerst;

•                    Advances receivable from Brad Edson and Martin Gerst totaling $52,500 with interest accruing at 6% were repaid; and

•                    Receivables from Camper Clubs of America, Inc., CCA Products, Inc., and a corporation previously doing business as Vital Living, entities controlled by Brad Edson and Martin Gerst, totaling $37,372 were written off.

Shareholders

The Company is party to two voting agreements as follows:

MAF Voting Agreement. In connection with our November 2002 MAF Acquisition, we entered into a stockholders’ agreement with Stuart A. Benson, Donald C. Hannah, Bradley D. Edson, Martin Gerst, William Coppel, Phil Maffetone, Kenneth Martin, Leslie C. Quick, III, and Thomas C. Quick (the “MAF Voting Agreement”). Pursuant to the MAF Voting Agreement:

•                    for so long as Messrs. Edson, Benson, Hannah and Gerst beneficially own an aggregate of at least 65% of the shares of common stock held by them on the date of the agreement, they shall be entitled to nominate and have elected four directors acceptable to them in their sole discretion; and

•                    for so long as Messrs. Coppel, Maffetone, Quick and Quick beneficially own an aggregate of at least 65% of the shares of common stock held by them on the date of the agreement, they shall be entitled to nominate and have elected three Directors.

Each of the parties to the MAF Voting Agreement has agreed to vote the shares of common stock beneficially owned by them on the date of the agreement in favor of the other group’s nominees. Each of the parties have further agreed that they will vote in favor of the other parties’ nominee or nominees, and will not take any action, or cause us to take any action, to remove, with or without cause, a Director nominated by any of the parties. Because Messrs. Coppel, Maffetone, Quick, and Quick do not still beneficially own the required 65%, they no longer have the right to nominate and have elected any Directors.

ENI Voting Agreement. In connection with our August 2003 ENI Acquisition, we entered into a stockholders’ agreement with Stuart A. Benson, Donald C. Hannah, SkyePharma PLC, Stephen Morris, and Fifth Avenue Capital, Inc. (the “ENI Voting Agreement”). Pursuant to the ENI Voting Agreement, as amended:

•                    for so long as Messrs. Benson and Hannah (the “Founders”) beneficially own an aggregate of at least 65% of the shares of common stock owned by them on the date of the agreement, they shall be entitled to nominate three directors;

•                    for so long as Stephen Morris and Fifth Avenue Capital beneficially own an aggregate of at least 65% of the shares of common stock owned by them on the date of the agreement, they shall be entitled to nominate one director; and

•                    for so long as SkyePharma beneficially owns an aggregate of at least 65% of the shares of common stock owned by it on the date of the agreement, it is entitled to nominate one director.

Each of the parties to the ENI Voting Agreement has agreed to vote the shares of common stock beneficially owned by them on the date of the agreement in favor of the other group’s nominees. Each of the parties have further agreed that they will vote in favor of the other parties’ nominee or nominees, and will not take any action, or cause us to take any action, to remove, with or without cause, a Director nominated by any of the parties.

In October and November 2003, the Company entered into short-term notes payable with two shareholders, borrowing an aggregate principal amount of $125,000. The notes generally matured in 60 days and bore interest at a stated rate of 10%, with 12 months of interest earned and payable immediately. The notes, including interest earned of $12,500, were paid in full prior to December 31, 2003.

Concurrent with the MAF Acquisition in November 2002, the Company executed a three-year consulting agreement with Phillip Maffetone, a shareholder and former owner of MAF, to provide product development and marketing services in exchange for monthly fees of $8,333. We paid approximately $80,000 and $8,000 to Phillip Maffetone under the terms of the agreement during the years ended December 31, 2003 and 2002, respectively. The Company has ceased payments under the contract and is currently renegotiating its terms.

On October 14, 2003, the Closing Date of the DFN Acquisition, Messrs. Bruce Howe and Maynard Howe entered into a lock-up agreement, representing approximately 65% of the 1,650,003 common shares exchanged as purchase consideration. Pursuant to the agreement, the parties collectively agreed to a lock-up of the shares received in the DFN Acquisition, as listed below:

Reference	Period	Shares Available for Disposition
Initial Lock-Up Period	Up to 6 months following Closing Date	None
Second Lock-Up Period	Up to 6 months following Initial Lock-Up Period	Up to 50% shares received
Third Lock-Up Period	Up to 6 months following Second Lock-Up Period	Up to 75% shares received
Thereafter	Immediately following Third Lock-Up Period and thereafter	Up to 100% shares received

The Company has several agreements with Fifth Avenue Capital, Inc. (“FAC”), a major shareholder, to provide consulting, investment, or financial services. Stephen Morris, a shareholder and member of the ENI Voting Group, is the President and sole Director of FAC. During 2003, the Company paid cash fees of $22,500 to FAC in exchange for such services and erroneously issued 25,000 shares of restricted common stock, valued at $33,500, to Mr. Morris, which is recorded as “accounts receivable, related parties” at December 31, 2003. In addition, the Company has a promissory note payable to FAC assumed as part of the ENI Acquisition in the amount of $100,000 outstanding at December 31, 2003, bearing interest at prime plus 2%.

The Company has a consulting arrangement with Stephen Chen, Chairman and Chief Executive Officer of Strong International, Inc., the sole shareholder of the outstanding Series B and Series C Preferred Stock, to assist in creating strategic alliances in China. In 2003, Mr. Chen’s consulting agreement was amended to extend the term of the agreement, providing certain payments in shares of common stock and warrants as consideration. Mr. Chen also assisted in facilitating the sale of the Series B and Series C Preferred Stock to Strong International, for which he received certain payments in cash, shares of common stock, options, and warrants as commissions. During 2003, the Company made cumulative payments related to such matters to Mr. Chen as follows:

Matter	Cash	Stock			Fair Market Value of Securities
			Options & Warrants
			Number	Exercise Price
Consulting Services	$25,000	125,000	197,000	$ 1.00 - $2.00	$180,000
Investment Services	$187,500	62,500	512,500	$ 1.00 - $1.30	$195,426

The Company has several agreements with HCFP/Brenner Securities, LLC (“Brenner”), a shareholder, to provide consulting, investment, or financial services. During the years ended December 31, 2003 and 2002, the following amounts were paid to Brenner in exchange for such services:

Matter	Year	Cash	Stock	Options & Warrants		Fair Market Value of Securities
				Number	Exercise Price
Consulting Services	2003	$34,245	235,000	—	N/A	$228,950
Investment Services	2003	$569,600	987,600	345,600	$1.00	$1,462,355
Consulting Services	2002	$60,000	48,000	—	N/A	$81,600

The Company has several agreements with Atlas Capital Services, LLC (“Atlas”) to provide consulting, investment, or financial services, including the valuation related to the ENI Acquisition. During 2003, the following amounts were paid to Atlas (or its designees) in exchange for such services:

Matter	Cash	Stock	Options & Warrants		Fair Market Value of Securities
			Number	Exercise Price
Investment Services	$30,000	54,000	35,000	$1.00	$58,320

The Company has several agreements with Sloan Securities Corp (“Sloan”) to provide consulting, investment, or financial services. During 2003, the following amounts were paid to Sloan (or its designees) in exchange for such services:

Matter	Cash	Stock	Options & Warrants		Fair Market Value of Securities
			Number	Exercise Price
Investment Services	$257,800	115,400	315,400	$1.00	$356,941

Pursuant to a registration rights agreement related to a November 2002 private placement of 1,367,500 shares of common stock, the Company was required to file and have declared effective a registration statement to register the shares of common stock issued and shares that may be issued upon exercise of the Series B Warrants and Series C Warrants from the private placement prior to March 20, 2003. The Company failed to have the registration statement declared effective by the deadline; as a result, the investors are owed liquidation damages equal to 2% per month of the purchase price of said securities, calculated on a pro rata basis to the date on which the registration statement was ultimately declared effective. During 2003, an agreement was reached with some of the investors to pay such damages in shares of common stock at a ratio of two shares of common stock for every $1 of liquidation damage earned. For the period through August 21, 2003, the Company agreed to settle the penalty amount owed by the issuance of 328,200 shares of our common stock, valued at approximately $367,000. Of the total shares owed, 134,600 shares of our restricted common stock were issued, valued at $156,136, related to the settlement agreements prior to December 31, 2003. As of December 31, 2003, the Company owed a remaining 193,600 shares valued at $211,000 and has since issued 94,000 of such shares and paid $18,900 in cash to relieve a portion of this liability. It is expected that additional penalty shares will be issued after the Registration Statement, filed January 14, 2004, is declared effective. At December 31, 2003, $442,573 has been accrued to settle the additional amounts owed.

Other Related Parties

In October and November 2003, the Company entered into short-term notes payable with three individuals, each of whom are family members of the former Chairman and Chief Executive Officer, borrowing an aggregate principal amount of $271,672. The notes generally matured in 60 days and bore interest at stated rates ranging between 10% and 28%, with 12 months of interest earned and payable immediately. The notes, including interest earned of $46,172, were paid in full as of December 31, 2003.

The Company has had various agreements with Michael Edson, a family member of the former Chairman and Chief Executive Officer, under which he provides consulting services, including prospecting, establishing, and servicing complementary and alternative healthcare practices and other proprietary distribution channels. In addition, Mr. Edson assisted in various short-term financing activities, for which he received commissions. Payments totaling $63,985 and $42,118 were made during the years ended December 31, 2003 and 2002, respectively, for said services and commissions.

During 2003 and 2002, the Company paid $5,000 in contract fees and $25,000 as payroll, respectively, to Marie Hughes, a family member of the Company’s current Chief Executive Officer and President, for various services.

Note 12 – Subsequent Events

Executive Management and Operational Changes

In January 2004, the Company announced its plans to consolidate its Phoenix, Arizona operations into its Salt Lake City, Utah facility as part of a cost-saving strategy during the first half of 2004. Simultaneously, Brad Edson, the Company’s Chief Executive Officer and Chairman, voluntarily resigned from his positions with the Company to pursue other business interests. The Board of Directors immediately appointed Stuart Benson, the Company’s President, into the role of Chief Executive Officer and Vice Chairman and Donald Hanna, a Director, as Chairman of the Board of Directors. In addition, the board appointed Mitch Feinglas, previously a consultant to the Company, to the positions of Chief Operating Officer and Director.

In connection with Mr. Edson’s departure, the Company executed a severance agreement that provides for cash payments of $244,068 ($119,034 due within eight days of execution, $19,839 due on each first day of July, August, and September 2004, and $21,839 due on each first day of October, November, and December 2004) and 600,000 shares of the Company’s common stock, due within eleven days of execution and included in a pending Registration Statement initially filed January 14, 2004. In addition, the Company agreed to continue to pay Mr. Edson’s medical benefits until the earlier of (i) July 31, 2005, or (ii) the date he becomes eligible to be covered under another program. As of March 30, 2004, neither the first payment nor common shares initially due has been paid or issued.

Litigation

On March 8, 2004, an attorney representing a former employee notified us that he was prepared to initiate litigation for alleged breach of his employment agreement. On March 15, 2004, we received a letter from the same attorney demanding that we take certain remedial steps in connection with our manufacturing processes and that we cure alleged breaches of certain agreements related to the COF Acquisition. As of March 30, 2004, formal lawsuits related to these matters had not been filed. The outcome of these actions is uncertain and an estimate of the amount of a settlement, if any, cannot be reasonably estimated at this time.

Stock Issuances

Between January 1 and March 26, 2004, the Company issued shares of common stock and granted options or warrants as follows with their fair market value as of the date of grant, where appropriate:

Matter	Stock	Options & Warrants		Fair Market Value of Securities
		Number	Exercise Price
Series A Preferred Stock conversions and required warrant dividend of 20%	2,167,438	433,488	$2.00	$2,167,438
Net warrant exercise	765,100	—	N/A	$—
Strategic Asset Management - settlement	140,000	—	N/A	$162,400
Registration rights penalty shares	94,000	—	N/A	$92,120
Consulting services	20,000	—	N/A	$25,100
	3,186,538	433,488		$2,447,058

X-Fat Agreements

In March 2004, the Company entered into a Purchase Agreement with investors and sold 250,000 shares of the Company’s common stock at $1.00 per share with rights to receive a portion of the Company’s net revenues, as defined therein, from the sale of X-Fat® (“the Royalty Rights”).  The investors shall receive Royalty

Rights on a pro-rata basis of 10% and 3% on the first $15,000,000 and subsequent $85,000,000 of X-Fat® net revenues, respectively, during the two-year period commencing April 1, 2004 and terminating March 31, 2006.

Royalty payments on the first $15,000,000 and subsequent $85,000,000 of net revenues shall be made in cash and shares of common stock valued at $1.00 per share, respectively. Cash payments must be made within 50 days after the end of each calendar quarter and within 105 days after the end of each year. Finder’s fees will be paid to certain individuals as compensation equal to cash of eight percent of monies raised and shares of the Company’s common stock equal to eight percent of the number of shares issued under the agreement.

In March 2004, the Company signed a Marketing Agreement with Sciber Health, LLC (“Reseller”) that grants certain exclusive rights to market and sell X-Fat® over the Internet and non-exclusive rights to market X-Fat through print ads, radio, and television. The Company has retained the rights to market X-Fat through its own websites. Under the agreement, which has a five-year term, the Reseller must sell minimum levels of X-Fat within certain periods or the Company has the right to terminate the exclusivity or the Agreement. As payment for reselling the product, the Reseller will receive 50% of the gross sales of the product, as defined therein. During the 18-month period following execution, the Company will grant the Reseller 100,000 stock options at $1.00 per share for each $2,500,000 in gross sales received, up to a maximum of 500,000 stock options should gross sales equal or exceed $12,000,000. The stock for any stock options granted has registration rights as specified in the agreement. As of March 30, 2004, no gross sales subject to the agreement had occurred.

In March 2004 in a separate but related agreement, the Company executed a Call Center Agreement with Globex Marketing, LLC (“Globex”), under which the Company has agreed to pay Globex 7% of all orders handled and processed, plus a fee related to processing time. The Call Center Agreement has a one-year term with automatic renewals unless cancelled 30 days prior to the renewal date. As of March 30, 2004, there were no orders handled and processed by Globex.