Form 10QSB/A
period 2003-09-30
VITAL LIVING INC
filed 2004-04-09
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB/A

(See explanatory note at foot of cover page)

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

EXPLANATORY NOTE: This Amendment to Form 10-QSB is being filed solely to correct inadvertent errors in the text of the Certifications filed as Exhibits to the originally filed Form 10-QSB. No other changes have been made to the Form 10-QSB

VITAL LIVING, INC.

PART 1 —FINANCIAL INFORMATION

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

Cost of Goods Sold and Gross Profit: Cost of goods sold for the nine months ended September 30, 2003 was $916,483, an increase of $861,000 compared to $55,483 for the same period in 2002. The increase in cost of goods sold is primarily a result of the acquisitions of MAF in November 2002 and COF in July 2003, which contributed approximately $620,000 and $237,000, respectively, in 2003. The overall gross profit percentage of 46% for the nine months ended September 30, 2003 is comparable to 47% for the same period in 2002. This slight net decrease is comprised of an increase due to the acquisitions of MAF and COF in November 2002 and July 2003, respectively, offset by a temporary interruption in production and sales of MAF products due to its relocation of operations from New Jersey to Utah in 2003.

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

VITAL LIVING, INC.
(Registrant)

By:	/s/ Stuart A. Benson	Date:	April 9, 2004
Stuart A. Benson, C.E.O.

By:	/s/ Marcus Feder	Date:	April 9, 2004
Marcus Feder, C.F.O.