Form 10KSB/A
period 2003-12-31
VITAL LIVING INC
filed 2004-05-17
CIK 1145700

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 2003 as set forth in the pages attached hereto:

TABLE OF CONTENTS

PART I.
ITEM 1. DESCRIPTION OF BUSINESS

PART II.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7. FINANCIAL STATEMENTS

SIGNATURES
Section 302 Certification of Principal Executive Officer and Chief Executive Officer
Section 302 Certification of Principal Accounting Officer and Chief Financial Officer
Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

We develop or license nutraceuticals and pharmaceutical delivery systems (our GEOMATRIX technology) through our subsidiaries, marketing them for distribution through physicians, medical groups, chiropractic offices, and retail outlets. In addition, we formulate, market, and distribute vitamins, herbs, high quality dietary supplements, and therapeutic and functional food products through similar distribution channels.

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

BUSINESS STRATEGY

Our business strategy is to capitalize on the growing complimentary and alternative medicine market by creating scientifically proven and supported condition-specific formulations, offering a broad range of natural, general health nutraceuticals and functional foods and beverages, and exploring alternative distribution channels by gaining practitioner confidence and support for our products. We plan to focus initially on certain target conditions, providing the market with high quality, relevant products through key distribution channels. Our distribution channels can be categorized into three primary areas:

•                  the medical/practitioner channel, which might include physicians, condition specialists, chiropractors, nutritionists, or trainers who promote or prescribe our products,

•                  retail, which may include health/nutrition stores, grocery stores, or other retail outlets, and

•                  consumer-direct, such as call centers and websites.

Our initial target conditions, products, and distribution channels are summarized below:

Target Conditions	Current Products Offered	Distribution Channels
Cardiovascular Health	Essentum®	Medical/practitioner

Weight Loss	X-Fat®	Retail Consumer Direct

General Health	Christopher’s Original Formulas® herbal line Dr. Phil’s® and other functional food/beverage products Boulder Bars® Nature’s Dose® nutraceutical line GreensFIRST®	Medical/practitioner Retail Consumer Direct

A large part of our strategy relies on a growing patient and consumer interest in the use of nutritional supplements and alternative medicines to complement traditional health care routines in the United States and elsewhere. Use of vitamins, minerals, herbs, and other supplements continues to rise as consumers seek nutritional products to improve general health, increase longevity, and enhance the overall quality of life. In this industry, sales generally occur through independent health food stores and chains, mail order and Internet sites, and mass-market food and drug outlets.  While we have focused primarily on activities within the United States, we have begun to focus our attention on other countries.  For instance, we believe there is a growing market for our products in countries like China where there is a large, active population that has historically accepted nutritional supplements and other alternative medicines.  To this end, we sent a delegation to China in April 2004 that included our chairman of the board, our chief executive officer and our chief scientist to explore potential opportunities including the licensing of our products to Chinese licensees for marketing and sales in China, forming new partnerships with Chinese medicine companies for manufacturing and selling of our products in China by Chinese partners and exporting products of Chinese partners through our marketing channels to the United States market.

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

ACQUISITION STRATEGY

In connection with the sale of our Senior Secured Convertible Notes issued in December 2003, we agreed that, until the registration statement that we filed in January 2004 has been declared effective by the Securities and Exchange Commission, we would not enter into any acquisition agreements which, upon consummation, would require us to file a Current Report on Form 8-K with audited financial statements without the prior approval of the holders of such Senior Secured Convertible Notes representing at least 50% of the principal amount of notes then outstanding.  Further, we agreed that, once the registration statement is declared effective, we would not enter into an agreement for any material acquisition for a period of at least 60 days unless the registration statement is on Form S-3 without the prior approval of the holders of Senior Secured Convertible Notes representing at least 50% of the principal amount of notes then outstanding.

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

MAF BioNutritionals, LLC (“MAF”). On November 20, 2002, we acquired MAF for consideration of $4,100,000, consisting of 2,500,000 shares of common stock priced at $1.64 per share.  MAF formulates, markets, and distributes natural and organic food-based, preventative nutraceuticals and therapeutic and functional food products designed to support proactive human cell maintenance and rehabilitation, essential in the prevention and treatment of disease, as well as overall optimal body performance and metabolic function. MAF’s product line includes various functional foods/beverages (Phil’s Bar®, Phil’s Shake®, Alma Bar®, Boulder Bars®) and Nature’s Dose®, a line of nutritional and dietary supplements. We acquired MAF in an attempt to both broaden our product lines and gain distribution networks to help distribute our products. MAF generated actual revenues of approximately $1,370,000 and annualized pro forma revenues of approximately $1,676,000 during the years ended December 31, 2003 and 2002, respectively.

Christopher’s Original Formulas, Inc. (“COF”). On July 3, 2003, we acquired COF through a wholly owned subsidiary for consideration of $2,808,000, consisting of 2,600,000 shares of common stock priced at $1.08 per share and certain earn-out provisions. Through this acquisition, we gained the exclusive licensing and marketing rights to Christopher’s products, a complete line of over 300 herbal formulas and products consisting primarily of naturally occurring organic substances sold to professionals and at retail locations throughout the United States.  COF generated annualized pro forma revenues of approximately $2,039,000 and $2,447,000 during the years ended December 31, 2003 and 2002, respectively.

E-Nutraceuticals, Inc. (“ENI”). On August 20, 2003, we acquired ENI for consideration of $40,623,159, consisting of 31,248,584 shares of common stock priced at $1.30 per share. ENI develops safe and effective alternatives to prescription medications for non-life threatening chronic ailments, such as obesity and depression. Through the acquisition, we obtained worldwide patent and licensing rights to X-Fat®, a dietary supplement utilized for weight loss. In addition, through a collaborative partnership with SkyePharma, PLC, (“Skye”), a UK pharmaceuticals company and major shareholder, we are now in the process of enhancing existing nutraceuticals via FDA-approved, proprietary delivery systems. Pursuant to an amended Development and License Agreement between the parties, we acquired exclusive rights to Skye’s drug delivery technology, GEOMATRIX®, and marketing and royalty rights to pharmaceutical sales using GEOMATRIX® in the Peoples Republic of China, Taiwan, and Hong Kong.  ENI generated annualized pro forma revenues of approximately $0 and $21,000 during the years ended December 31, 2003 and 2002, respectively.

Doctors For Nutrition, Inc. (“DFN”). On October 14, 2003, we acquired DFN for consideration of $2,343,004, consisting of 1,650,003 shares of common stock priced at $1.42 per share. DFN’s product line includes GreensFIRST®, a highly concentrated formulation of fruits and vegetables. One serving of the product has the antioxidant power of over 10 servings of fruits and vegetables. Mixed with water, GreensFIRST® contains certified organic fruits, vegetables, and barley grass, which are first juiced and then spray-dried at low temperature, leaving all the important nutrients and live enzymes intact. Benefits of usage include increased energy, improved digestion, and enhanced immune response. DFN currently distributes GreensFIRST® through more than 1,000 practitioner offices throughout the United States.  DFN generated annualized pro forma revenues of approximately $1,622,000 and $295,000 during the years ended December 31, 2003 and 2002, respectively.

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

X-Fat® is our patented dietary supplement that uses Kytabsorbe®, a liquid form of the natural fat fighter, chitosan. Chitosan has been studied extensively by the scientific community and has been shown to bind to a variety of dietary fats. Unlike the pill form of chitosan, which takes hours to activate, Kytabsorbe® is fast acting and is quickly absorbed into the blood stream. Kytabsorbe® is all natural and derived solely from shellfish. X-Fat® is expected to result in weight loss and reduced serum lipid levels, which has been shown to result in a lower cholesterol count.   In connection with our acquisition of ENI in August 2003, we became party to a licensing agreement pursuant to which we obtained the exclusive, worldwide, perpetual license to X-Fat.  We spent much of the remainder of 2003 planning and expending for a first quarter, 2004 product launch.  We anticipate that we will sell X-Fat primarily via consumer-direct distribution channels in one-month supplies for approximately $80 resulting in a gross profit to us of approximately 80% to 90%.  However, we cannot assure you that we will actually realize these profits and actual results may differ from our estimates.  Under the license agreement, we are required to pay royalties to the former owner of the X-Fat patent equal to 10% of the first $1,000,000 of net product sales and 5% of net product sales in excess of $1,000,000, up to a maximum royalty of $1,250,000 per fiscal year.  Of this percentage, Paul Leibowitz, our chief scientific officer, is entitled to 1% (up to a maximum of $125,000) in accordance with an agreement between Mr. Leibowitz and the original owner of the patent.  We are also required to pay advanced royalties of $15,000 per quarter to be credited against future royalty payments.  If we fail to pay any of the amounts owed under the agreement or default in any of our obligations under the license agreement without curing such default within 30 days, the agreement may be terminated by the owner of the patent.  At December 31, 2003, we had prepaid royalties of $247,172.  To date, sales have been minimal; however, substantial sales and marketing efforts did not begin until March 2004.

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

To this end, we executed a five-year marketing agreement in March 2004 with a reseller granting them exclusive rights to market and sell X-Fat® over the Internet, subject to certain limited exceptions, and non-exclusive rights to market X-Fat through print ads, radio, and television. We have retained the rights to market X-Fat through our own websites. The reseller must sell minimum levels of X-Fat within certain periods or we have the right to terminate the exclusivity or the agreement. In exchange, we issued the reseller an option to purchase 500,000 shares of common stock, vesting 100,000 shares upon the sale of each $2.5 million in X-Fat sales up to a maximum of $12.5 million in sales.  We also entered into an 18-month exclusive marketing agreement with Ionic Marketing in December 2003 pursuant to which Ionic will market and sell X-Fat through radio and television features.  Ionic will also assist us in our media planning during our X-Fat product launch.  In exchange for these services, we agreed to pay Ionic a percentage of the rates actually paid to media outlets for the placement of our features, less charges for cancelled, unaired or rebated features.  Ionic Marketing has indicated to us that, based on their experience, they believe sales of X-Fat could reach $40-$50 million as our marketing activities increase.  However, we cannot assure you that these figures could be reached as they are simply estimates and our actual results could be substantially below these figures.

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

We have only a limited operating history and our business model has not yet been thoroughly tested in the market place. Our annual report must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the nutraceuticals industry, which is characterized by a large number of market participants, intense competition, and a high failure rate. We incurred a net loss of approximately $27.94 million and $3.95 million for the years ended December 31, 2003 and 2002, respectively, and currently have a negative net tangible worth. We cannot assure you that we will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or annual basis or that profitability, if achieved, will be sustained. If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend or cease operations. Because of our recurring operating losses and negative cash flow, the reports of our independent accountants relating to the financial statements for the fiscal years ended December 31, 2003 and 2002 contain an explanatory paragraph stating that they have substantial doubt about our ability to continue as a going concern.

If we are unable to generate cash from operations, we may need to raise additional funds in the near future.

Our capital requirements continue to be adversely affected by our inability to generate cash from operations. We had working capital (deficit) of $(97,979) and $783,705 at December 31, 2003 and 2002, respectively. Historically, we have been dependent on equity or debt financings to fund our development and working capital needs and completed offerings of $4,587,738 aggregate principal in Senior Secured Convertible Notes, which includes the conversion of $1,587,738 in Bridge Note principal and accrued interest, during the fourth quarter of 2003, and an offering of 510,000 shares of our common stock raising gross proceeds of $510,000 in the first quarter of 2004.  Our average net cash expenditures (cash from operations less expenses paid) from January to April 2004 were approximately $506,000 per month.  However, these may vary greatly on a monthly basis and this average is not necessarily indicative of future amounts.  We need to raise additional capital in the very near future to fund our operations and are currently examining various sources of additional financings.  However, because our Senior Secured Convertible Notes are secured by substantially all of our assets, we may have difficulty securing additional debt financing on terms favorable to us or at all. We may not be able to consummate an equity financing either, but if we do, it may be highly dilutive to existing stockholders. If we continue to be unable to generate cash flow from operations and are unable to find sources of funding, it would have an adverse impact on our ability to maintain our operations.

We may lose our exclusive licensing rights to the GEOMATRIX technology if SkyePharma terminates the Development and License Agreement which we are a party to.

We are party to a Development and License Agreement with SkyePharma PLC pursuant to which we have exclusive licensing rights to the GEOMATRIX technology.  We are in dispute with SkyePharma over the terms of the licensing agreement and have failed to make payments of $250,000 called for under the licensing agreement in January and in April 2004.  On April 6, 2004, we received a demand letter from SykePharma related to the past due payments under the Development and License Agreement, which triggered the 30 day negotiation period under the agreement.  This 30 day period is required before initiating formal collection proceedings.  We are currently in discussions to modify both the terms and payment schedules under the licensing agreement.  Although our management believes we will reach a settlement of the terms and conditions of the agreement with SkyePharma, we cannot assure you that these negotiations will be successful and we will reach a satisfactory resolution of this matter.  In the event a satisfactory resolution can not be reached and SkyePharma exercises their rights of termination under the agreement, we may lose substantial and possibly all rights gained under this and related contracts with SkyePharma.  However, until Skye exercises its termination rights under the Development and License Agreement, the Company's rights under the agreements are deemed to be in full force and effect and the related intangibles have not been impaired.

Our potential acquisition strategy may subject us to additional risks.

While we recently agreed to forego acquisitions in the short-term in conjunction with obtaining our December 2003 Senior Secured Convertible Notes, one of our potential business strategies is to achieve growth through acquisitions. Due to the early stages of our acquisition program, we cannot assure you as to the long-term impact of our acquisition strategy on our gross profits or net income. During 2003, the acquisition strategy may have contributed towards our net loss in several respects. First, certain of the acquired companies have continued to incur losses from operations, or have required significant cash advances, which, in turn, has adversely affected our results of operations. Second, our acquisition strategy has caused us to significantly increase our selling, general, and administrative expenses, which has also contributed negatively toward our results of operations. As net sales continue to increase, however, our overhead will be spread over a larger revenue base, which is expected to have a positive impact on our results of operations.

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

In addition, in order to pursue our acquisition strategy in the long term, we may require additional financing, which we could attempt to secure through a combination of traditional debt financing, the issuance of our shares, and the placement of debt and equity securities. To the extent acquisitions can be financed through our securities, the need for cash resources is somewhat mitigated. However, in the event our common stock does not attain or maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept common stock as part of the consideration for the sale of their businesses, we will be required to utilize more of our cash resources, if available, in order to maintain our acquisition program. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional capital through debt or equity financing.

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

We had approximately $4.2 million and $4.9 million of goodwill as of December 31, 2003 and 2002, respectively, and approximately $41.5 million and $330,000 of net intangible assets at December 31, 2003 and 2002, respectively, cumulatively accounting for approximately 90% and 73% of our total assets at December 31, 2003 and 2002, respectively. We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and are required to analyze our goodwill and other intangible assets for impairment issues on an annual basis or when events occur that would indicate that an impairment had occurred. The value of our goodwill and other intangible assets is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends or if future performance is below historical trends. We periodically review goodwill and intangible assets for impairment using the guidance of applicable accounting literature. We are subject to financial statement risk to the extent that the goodwill and other intangible assets become impaired, and any impairment losses related to goodwill and other intangible assets may result in a non-cash charge to earnings.

If we are unable to compete effectively with existing or new competitors, our existing business will decline and our anticipated business plan will not be successfully implemented.

We believe the market for nutritional products is continually evolving, and is highly dependent upon changes in the demographic and social trends that have resulted in tremendous growth for the nutrition industry in the past few years. We will encounter aggressive competition from numerous competitors, many of whom have significantly greater financial, technical, marketing, and other resources than we do. In making decisions regarding the development of new products and the enhancement and extension of our current products, we will be competing with our competitors, who will also be attempting to anticipate the needs and preferences of consumers, physicians, and nutritionists. Consumer preferences, particularly in the health and nutraceuticals market, are continuously changing and are difficult to predict. We believe we can compete effectively by reacting quickly to expected and perceived customer requirements and desires and by maintaining relationships with our existing strategic partners, and identifying and reaching agreements with new partners. However, we cannot assure you that our assessment of the market place is correct, or that our products will be accepted now or in the future.

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

Other than on our website, we do not directly market our own products.  Rather we utilize third parties to assist in marketing, selling, and distributing our products. However, even under our existing arrangements with distributors, sales of our products are subject to all of the market risks associated with the introduction of products in new distribution channels. Accordingly, although we intend to enter into additional third party arrangements for our current or future products that we may develop or acquire, we cannot assure you that third parties will purchase, recommend, or market our products at sufficient levels or provide our products with adequate support. If the companies we rely on to market our products do not do so effectively, we will not generate significant revenues or profits.

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

Historically, we have not had any difficulties obtaining the raw ingredients for our products on customary terms. However, the supply of herbal products is subject to the same risks normally associated with agricultural production, such as climatic conditions, insect infestations, and availability of manual labor or equipment for harvesting. Any significant delay in, or disruption of, the supply of raw materials could:

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

Our failure to comply with applicable laws could subject us to severe legal sanctions, which could have a material adverse effect on our business and results of operations. We cannot assure you that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on our business and operations. We cannot assure you that a state will not interpret claims presumptively valid under Federal law as illegal under that state’s regulations, or that future FDA regulations or FTC decisions will not restrict the permissible scope of such claims. Additionally, we cannot assure you that such proceedings or investigations or any future proceedings or investigations will not have a material adverse effect on our business or operations.

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

Over the past several years, we have experienced significant growth in our business activities through a variety of transactions, including our acquisitions of MAF, COF, ENI, and DFN. Although we agreed with the holders of our Senior Secured Convertible Notes that we would not enter into certain acquisition agreements for specific periods of time, we expect our business to continue to grow through acquisitions in the future. Growth of this nature involves numerous risks such as:

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

We are heavily dependent upon Stuart A. Benson, our Chief Executive Officer and President. We have entered into an employment agreement with Mr. Benson that provides for him to be employed by us through August 2006. However, he may terminate the agreement at any time upon 60 days’ notice to us. The loss of Mr. Benson could have a material adverse effect on us. Under the terms of the employment agreement, we are permitted to apply to obtain, and have made application with respect thereto, for a “key-man” insurance policy for Mr. Benson in the amount of $1,000,000. We will be the beneficiary of this policy when and if the insurance is obtained.

Risks related to our common stock

Our existing stockholders will experience dilution if we issue additional securities.

In December 2003, our Board of Directors and a majority of our stockholders approved an increase in our authorized capital from 100,000,000 shares of common stock to 150,000,000 shares of common stock. As of March 26, 2004, we have outstanding 61,456,004 shares of common stock (excluding 1,242,887 shares of common stock that is currently in the process of being issued for conversion of our Series A Preferred Stock which occurred in December 2003), 2,500,000 shares of preferred stock currently convertible into 2,500,000 shares of common stock, options to purchase 3,831,483 shares of common stock, warrants to purchase shares of common stock and Senior Secured Convertible Notes initially convertible into 4,587,738 shares of common stock. If we issue additional shares, or if our existing stockholders exercise or convert their outstanding options, warrants, or notes, our other stockholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of our company. Further, any issuance of additional securities to various persons or entities in lieu of cash payments will lead to further dilution. If all convertible instruments were converted and all outstanding warrants and options were exercised, we would have 98,593,764 shares of common stock outstanding.

We are party to a voting agreement pursuant to which certain officers, directors and stockholders can elect a majority of our Board of Directors.

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

Our common stock has been traded on the OTC Bulletin Board since March 28, 2002. The market price of our common stock has been highly volatile and may continue to be volatile in the future. As a result of our share price volatility, it is difficult to determine the true market value of our company. Significant volatility in the market price of our common stock may arise due to factors such as:

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

Because our common stock is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Because we currently have less than $5,000,000 of net tangible assets and the market price of our common stock is less than $5.00 per share, transactions in our common stock are subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend our securities to persons other than institutional accredited investors:

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

As a result of these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

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

PART II.

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

Results of Operations

The following sets forth selected financial data and its percentage of net sales for the years ended December 31:

	2003		2002		Increase
	Amount	%	Amount	%	(Decrease)
Revenue	$2,855,123	100.0%	$260,844	100.0%	$2,594,279
Cost of goods sold	1,723,013	60.3%	193,032	74.0%	1,529,981
Gross profit	1,132,110	39.7%	67,812	26.0%	1,064,298
Administrative expenses
Salaries and benefits	11,998,759	420.3%	1,341,103	514.1%	10,657,656
Professional and consulting fees	3,261,078	114.2%	1,607,621	616.3%	1,653,457
Selling, general and administrative	2,054,526	72.0%	510,013	195.5%	1,544,513
Research and development	410,648	14.4%	510,436	195.7%	(99,788)
Depreciation and amortization	1,972,303	69.1%	52,959	20.3%	1,919,344
Impairment of goodwill	6,777,480	237.4%	—	0.0%	6,777,480
Total	26,474,794	927.3%	4,022,132	1542.0%	22,452,662

Net loss from operations	(25,342,684)	(887.6)%	(3,954,320)	(1516.0)%	(21,388,364)
Other income (expense)
Other expense	(43,249)	(1.5)%	—	0.0%	(43,249)
Interest income	5,322	0.2%	13,077	5.0%	(7,755)
Interest expense	(2,554,421)	(89.5)%	(8,652)	(3.3)%	(2,545,769)
Net loss	$(27,935,032)	(978.4)%	$(3,949,895)	(1514.3)%	$(23,985,137)

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

Professional and consulting fees were $3,261,078 and $1,607,621 during the years ended December 31, 2003 and 2002, respectively, for an increase of $1,653,457. This increase is primarily a result of costs associated with the three acquisitions (COF, ENI, and DFN), three preferred stock private placements (Series B, C, and D), and two debt offerings we transacted during 2003. Included in total professional and consulting fees during 2003 and 2002 is $1,695,556 and $732,427, respectively, of non-cash charges for shares of restricted common stock, options, or warrants issued in exchange for consulting services rendered in the aforementioned transactions, accounting for a majority of the overall increase, with the remainder represented by additional cash fees associated with the transactions.

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

Impairment of Goodwill and Other Intangible Assets: Goodwill and other intangibles created by our acquisitions are tested for impairment at least annually, or upon occurrence of such events that may indicate impairment exists, in accordance with SFAS No. 142. Due to lower than expected third and fourth quarter operating profits and cash flows, we revised our earnings forecast for the next five years and, as a result, recorded a goodwill impairment loss of $6,777,480 during the year ended December 31, 2003. The change in fair value of each component of goodwill and other intangibles were estimated using the expected present value of future cash flows based on certain operational results and assumptions, as described below.

MAF. The gross value of goodwill related to the MAF Acquisition was $4,955,199. During the year ended December 31, 2003, we experienced operating income of approximately $16,000, before depreciation, amortization, and interest charges and have been unable to generate positive cash flow from operations to date. We believe these results are due to increased marketplace competition and relocation of operations from New Jersey to Utah, which caused a temporary disruption in our focus on the continued growth of the business. Based on our various initiatives, including consolidation of day-to-day operations of acquired businesses, capitalization on subsidiary management expertise, and expansion of products into existing distribution channels of other acquired entities, while factoring in the continued increase in competition for similar products, we have projected MAF’s revenue for the next five years and computed the fair value of the goodwill using the expected present fair value of future cash flows. As a result, we determined the goodwill recorded because of the MAF Acquisition is impaired by $4,370,683, which has been recorded as goodwill impairment expense during the year ended December 31, 2003.

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

We are in dispute with SkyePharma over the terms of the Development and Licensing Agreement with SkyePharma and have failed to make payments of $250,000 called for under the licensing agreement in January and in April 2004.  On April 6, 2004, we received a demand letter from SykePharma related to the past due payments under the Development and License Agreement, which triggered the 30 day negotiation period under the agreement.  This 30 day period is required before initiating formal collection proceedings.  We are currently in discussions to modify both the terms and payment schedules under the licensing agreement.  Although our management believes we will reach a settlement of the terms and conditions of the agreement with SkyePharma, we cannot assure you that these negotiations will be successful and we will reach a satisfactory resolution of this matter.  In the event a satisfactory resolution can not be reached and SkyePharma exercises their rights of termination under the agreement, we may lose substantial and possibly all rights gained under this and related contracts with SkyePharma.  Accordingly, amounts recorded as intangible assets associated with these contracts, which represent substantially all of our intangible assets, would be impaired.  However, until Skye exercises its termination rights under the Development and License Agreement, the Company's rights under the agreements are deemed to be in full force and effect and the related intangibles have not been impaired.

(2)          X-Fat®, with a related gross intangible value of $4,093,118 at December 31, 2003, is our licensed dietary supplement aimed at weight loss and was launched in test markets throughout the U.S. in early March 2004. Marketing initiatives include radio and television advertisements, as well as the launch of a retail website. Patent rights in major European countries have been secured, with expansion into these territories expected during the latter half of 2004 through partnerships with established companies.

(3)          The China Territory Pharmaceuticals marketing agreement, to which a gross intangible value of $4,304,438 is attributed at December 31, 2003, provides us with exclusive marketing rights and royalties on existing and future pharmaceuticals that use our licensed drug-delivery technologies under certain terms defined therein. We are utilizing Stephen Chen, a shareholder and strategic consultant, to facilitate the expansion into these markets by coordinating initial meetings and establishing relationships with Chinese pharmaceutical companies. We held the first of these meetings in April 2004.

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

Other Income (Expense):

Interest Expense for the years ended December 31, 2003 and 2002 was $2,554,421 and $8,652, respectively, for an increase of $2,545,769. While a small portion of the increase relates to interest on debt assumed in our various acquisitions, approximately $1,807,000 relates to interest expense recorded for the beneficial conversion feature, detachable warrants, and amortization of deferred debt charges from our December 2003 offering of $4,587,738 aggregate principal amount of Senior Secured Convertible Notes. In addition, we recorded approximately $599,000 in interest charges related to shares of our common stock that must be issued to shareholders as a penalty due to our failure to timely file and have declared effective a registration statement to register the shares of common stock issued in our November 2002 private placement. The remaining increase is a result of interest incurred on our senior convertible notes, which were fully converted into the Senior Secured Convertible Notes referenced above, as well as other interim financing transactions.

Net loss:  Our net loss for the years ended December 31, 2003 and 2002 was $27,935,032 and $3,949,895, respectively, for an increase of $23,985,137. Of these losses, approximately $22,857,854 and $785,386 during 2003 and 2002, respectively, relates to non-cash charges described herein and as follows and includes only those items that would not have been required to be settled in cash or other assets by their original terms.

	2003	2002
Net loss	$(27,935,032)	$(3,949,895)
Non-cash charges
Officer compensation for common stock, options, warrants and warrant amendments	10,362,461	—
Common stock, options, and warrants issued for services, including amortization of such	1,695,556	732,427
Impairment loss	6,777,480	—
Interest and other charges related to debt financing	2,050,054	—
Depreciation and amortization	1,972,303	52,959
Total non-cash charges	22,857,854	785,386

Net loss excluding non-cash charges	$(5,077,178)	$(3,164,509)

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

The following summarizes private placement offerings completed during 2003 and 2002:

Date	Description	Shares or Principal		Price Per Share	Net Cash Proceeds	Options & Warrants	Exercise Price
June, 2002	Series A Preferred	3,712,000		$1.00	$3,593,807	859,420(1) Series A	$2.00
						1,367,500 Series B	$1.65
November, 2002	Common	1,367,500		$1.00	$1,197,115	1,367,500 Series C	$2.14
						1,000,000 Series D	$1.30
April, 2003	Series B Preferred	1,000,000		$1.00	$875,000	1,000,000 Series E	$1.60
						500,000 Series D	$1.30
July, 2003	Series C Preferred	500,000		$1.00	$437,500	500,000 Series E	$1.60
August, 2003	Series D Preferred	1,000,000		$1.00	$815,000	N/A	N/A
						3,060,000 No Series	$1.00
October - December, 2003	Bridge Notes(2)	1,530,000		$1.00	$1,316,400	1,530,000 No Series	$1.50
December, 2003	Senior Secured Notes	4,587,738	(3)	$1.00	$2,502,400	4,587,738 No Series	$1.00
					$10,737,222

(1)          Includes 117,021 warrants to be issued upon conversion of 585,111 shares of Series A Preferred Stock issued as dividends.

(2)          Principal and accrued interest of $17,738 on the Bridge Notes converted into Senior Secured Notes.

(3)          Includes $1,547,738 of principal and accrued interest invested through the conversion of the Bridge Notes referred to above.

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

Going concern

The accompanying consolidated financial statements have been prepared assuming we will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered recurring losses from operations, have a working capital deficit, and are dependent on funding from sources other than operations. Since inception, we have been required to raise additional capital by the issuance of both equity and debt instruments. There are no commitments from prior funding sources, debt or equity, should cash flows be insufficient to fund ongoing operations and other cash commitments as they come due. These factors raise substantial doubt about our ability to continue as a going concern. We will be required to raise additional capital in the near term through offerings of securities to fund operations, and will attempt to continue raising capital resources if we do not begin to generate revenue sufficient to maintain our company as a viable entity. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to current investors.

We are in the process of improving, acquiring, or developing products for sale that would generate revenue to sustain its operations, as well as consolidating its operations in order to gain cost synergies and efficiencies. If successful, these actions will serve to mitigate the factors that have raised doubt about our ability to continue as a going concern and increase the availability of resources for funding of our current operations and future market development. In addition, in March and April 2004 we entered into Purchase Agreements with investors and sold 510,000 shares of common stock at $1.00 per share with rights to receive a portion of net revenues, as defined therein, from the sale of X-Fat®. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Critical Accounting Policies

Acquisitions

We account for acquisitions in accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 141 “Business Combinations” and accordingly apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and separately identify recognized intangible assets that meet the criteria and amortizes these assets over their determinable useful lives.

Goodwill

Goodwill represents the excess of the aggregate price paid by us over the value of the net equity acquired in an acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” management is no longer required to amortize goodwill, but is required to review goodwill for impairment at least annually whenever events indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of December 31, 2003, events had occurred that would indicate goodwill had been impaired and, accordingly, an impairment loss was recorded.

Intangible assets

Our other intangible assets include trademarks, patents, formulations, customer lists, and various marketing and license agreements. Intangible assets are amortized on a straight-line basis over the lesser of the correlating agreements or estimated useful lives ranging from 2 to 14 years.

Impairment of Long-lived assets

Long-lived assets and identifiable other intangible assets to be held and used are reviewed for impairment at least annually whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill and other intangible assets arising from various acquisitions are evaluated for impairment on at least an annual basis or when events occur that would indicate that impairment had occurred. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition.

Assumptions used include estimates of (i) market share penetration, (ii) timing of product rollouts for new products, (iii)

licensing royalty percentages, (iv) manufacturing costs, (v) selling prices, (vi) volumes sold and (vii) discount rates.  Any changes in assumptions applied in the cash flow model used to evaluate goodwill and other intangibles for impairment may effect the outcome of the analysis.  Unfavorable changes in assumptions may result in further impairments of goodwill and other intangibles.

As of December 31, 2003, events had occurred that would indicate goodwill had been impaired; accordingly, an impairment loss was recorded.

Stock based compensation

We account for our stock option plans in accordance with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provide pro forma net income or loss and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

We are subject to reporting requirements of FASB Financial Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation,” which requires a non-cash charge to deferred compensation expense if the price of our common stock on the last trading day of each reporting period is greater than the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the trading price exceeds the exercise price of the options.

We account our Plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees,” and related Interpretations.  No stock-based employee compensation (except that related to repriced warrants in accordance with FIN No. 44) is reflected in net loss, as all options and warrants granted had an exercise price equal to or below the market value of the underlying common stock at the date of grant.

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
Report of Pannell Kerr Forster of Texas, P.C
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Operations Years Ended December 31, 2003 and 2002
Consolidated Statements of Stockholders’ Equity (Deficit) Years Ended December 31, 2003 and 2002
Consolidated Statements of Cash Flows Years Ended December 31, 2003 and 2002
Notes to Consolidated Financial Statements

	(2)	Exhibits filed as part of this Report:

Exhibit No.	Description	No. in Document
2.1	Acquisition Agreement and Plan of Merger, dated as of August 16, 2001, between Vital Living, Inc. and VCM Technology Limited	(1)

2.2	Certificate of Merger of Vital Living, Inc. and VCM Technology Limited	(1)

3.1	Amended and Restated Articles of Incorporation for Vital Living, Inc.	(1)

3.2	Amended and Restated Bylaws for Vital Living, Inc.	(1)

4.1	Form of Series A Warrant	(2)

4.2	Form of Series B Warrant	(3)

4.3	Form of Series C Warrant	(3)

4.4	Form of Series D Warrant	(4)

4.5	Form of Series E Warrant	(5)

4.6	Form of Series F Warrant	(2)

4.7	Certificate of Designation of Preferences, Rights and Limitations of 10% Series A Preferred Stock	(20)

4.8	Certificate of Designation, Preferences and Relative, Participating, Optional or Other Special Rights of Series B Convertible Preferred Stock	(20)

4.9	Certificate of Designation, Preferences and Relative, Participating, Optional or Other Special Rights of Series C Convertible Preferred Stock	(20)

4.10	Certificate of Designation, Preferences and Relative, Participating, Optional or Other Special Rights of Series D Convertible Preferred Stock	(5)

Exhibit No.	Description	No. in Document
4.11	Stock Purchase Agreement, dated as of October 23, 2002, by and among Vital Living, Inc., MAF BioNutritionals, LLC, William A. Coppel (personally and as a representative of Kenneth Martin), Phillip B. Maffetone, Leslie C. Quick, III, Thomas C. Quick and Kenneth Glah	(6)

4.12	Subscription Agreement for November 2002 private placement of units	(3)

4.13	Form of Subscription Agreement for Series B Convertible Preferred Stock	(4)

4.14	Form of Subscription Agreement for Series C Convertible Preferred Stock	(7)

4.15	Form of Subscription Agreement for Series D Convertible Preferred Stock	(5)

4.16	Registration Rights Agreement, dated as of November 20, 2002, between Vital Living, Inc. and those persons listed on Exhibit A attached thereto	(3)

4.17	Stockholders’ Agreement, dated, by and among Vital Living, Inc., Bradley D. Edson, Stuart A. Benson, Martin Gerst, Donald Hannah, William Coppel, Kenneth Martin, Phil Maffetone, Leslie C. Quick, III, and Thomas C. Quick	(3)

4.18	Stockholders’ Agreement, dated August 20, 2003, by and between Vital Living, Inc., Bradley D. Edson, Stuart A. Benson, Donald Hannah, SkyePharma PLC, Fifth Avenue Capital, Inc. and Stephen Morris	(5)

4.19	Registration Rights Agreement, dated as of August 20, 2003, by and between Vital Living, Inc. and SkyePharma PLC	(5)

4.20	Lock Up Agreement, dated as of May 21, 2001, among Bradley D. Edson Martin Gerst, Donald Hannah and Kenneth Lind	(8)

4.21	Amendment No. 1 to Lock Up Agreement, dated as of May 21, 2001, among Bradley D. Edson Martin Gerst, Donald Hannah and Kenneth Lind	(8)

4.22	Form of Securities Purchase Agreement for December 2003 private offering	(9)

4.23	Form of Senior Secured Convertible Note issued in December 2003 private offering	(9)

4.24	Form of Warrant issued in December 2003 private offering	(9)

4.25	Form of Warrant issued in 2003 offering of senior convertible promissory notes	(9)

4.26	Form of Security Agreement for December 2003 private offering	(9)

4.27	Form of Registration Rights Agreement for December 2003 private offering	(9)

4.28	Form of Escrow Agreement for December 2003 private offering	(9)

10.1	2001 Stock Option Plan	(1)

10.2	Agreement, dated August 21, 2001, between Vital Living, Inc. and Arizona Heart Institute, Inc.	(8)

10.3	Addendum, dated April 4, 2002, to Agreement between Vital Living, Inc. and Arizona Heart Institute, Inc.	(10)

Exhibit No.	Description	No. in Document
10.4	Amendment No. 1, dated July 15, 2003, to Agreement Vital Living, Inc. and Arizona Heart Institute, Inc.	(11)

10.5	Distribution Agreement, dated August 21, 2001, between Vital Living, Inc. and Advanced Medical China, Ltd.	(8)

10.6	Amendment No. 1 to Distribution Agreement, dated February 26, 2002, between Vital Living, Inc. and Advanced Medical China, Ltd. and AHI Management Hong Kong Ltd.	(12)

10.7	Employment agreement, dated October 1, 2001, between Vital Living, Inc. and Bradley D. Edson	(8)

10.8	Amendment No. 1, dated October 1, 2002, to Employment Agreement between Vital Living, Inc. and Bradley D. Edson	(3)

10.9	Consultant Agreement, dated October 1, 2001, between Vital Living, Inc. and Howard Wernick	(8)

10.10	Consulting Agreement, dated March 20, 2002, between Vital Living, Inc. and Leslie D. Michelson	(13)

10.11	Consulting Agreement, dated March 20, 2002, between Vital Living, Inc. and Brian C. Smith	(13)

10.12	Consulting Agreement, dated March 20, 2002, between Vital Living, Inc. and Michael H. Davidson, M.D.	(13)

10.13	Form of Clinical Trial Agreement, between Vital Living, Inc. and the City of Phoenix Fire Department	(14)

10.14	Executive Services Agreement, dated as of November 20, 2002, between Vital Living, Inc. and Stuart A. Benson	(3)

10.15	Amendment No. 1 to Employment Agreement between Vital Living, Inc. and Stuart A. Benson	(20)

10.16	Amendment No. 2 to Employment Agreement between Vital Living, Inc. and Stuart A. Benson	(20)

10.17	Warrant Agreement, dated November 20, 2002, between Vital Living, Inc. and Stuart A. Benson	(10)

10.18	Amendment No. 1 to Warrant Agreement between Vital Living, Inc. and Stuart A. Benson	(4)

10.19	Amendment No. 2 to Warrant Agreement between Vital Living, Inc. and Stuart A. Benson	(20)

10.20	Financial Advisor Services Agreement, dated July 29, 2002, between Vital Living, Inc. and Peck and Grossman, LLC	(14)

10.21	Agreement, dated February 3, 2003, between Vital Living, Inc. and CHG Allied Inc.	(14)

10.22	Agreement, dated September 30, 2002, between Vital Living, Inc. and Medical Resource, LLC, National Provider Network	(14)

10.23	Consulting Agreement, dated as of October 8, 2002, between Vital Living, Inc. and Martin Wallace	(14)

10.24	Management Agreement, dated as of April 17, 2003, between Vital Living, Inc. and Christopher’s Original Formulas, Inc.	(4)

10.25	Consulting Agreement, dated May 19, 2002, between Vital Living, Inc. and Stephen Songsheng Chen	(4)

Exhibit No.	Description	No. in Document
10.26	Warrant Agreement, dated April 16, 2003, between Vital Living, Inc. and Stephen Songsheng Chen	(4)

10.27	Scientific Advisory Board Agreement, dated May 15, 2002, between Vital Living, Inc. and Dr. Dennis Sprecher	(15)

10.28	Scientific Advisory Board Agreement, dated May 30, 2002, between Vital Living, Inc. and John A. Sutherland	(16)

10.29	Scientific Advisory Board Agreement, dated May 16, 2002, among Vital Living, Inc., Thomas Allison and the Mayo Foundation for Medical Education and Research	(15)

10.30	Scientific Advisory Board Agreement, dated June 17, 2002, between Vital Living, Inc. and Ronald M. Krauss	(17)

10.31	Scientific Advisory Board Agreement, dated May 7, 2002, between Vital Living, Inc. and Dr. David Maron	(4)

10.32	Settlement and Release Agreement, dated June 25, 2003, between Vital Living, Inc. and William Coppel	(18)

10.33	Asset Purchase Agreement, dated as of June 20, 2003, among Vital Living, Inc., Nature’s Systems, Inc., Christopher’s Original Formulas, Inc., Robert C. Scott and James R. Jeppson	(18)

10.34	Form of Escrow Agreement, dated August 20, 2003, between Vital Living, Inc., E-Nutraceuticals, Inc., Stephen Morris and Mercantile National Bank – California, as escrow agent	(5)

10.35	Development and License Agreement, dated as of December 28, 2001, between E-Nutraceuticals, Inc. and SkyePharma PLC	(5)

10.36	Amendment No. 1, dated as of August 20, 2003, to Development and License Agreement by and among Vital Living, Inc., E-Nutraceuticals, Inc., Jagotec AG and SkyePharma PLC	(5)

10.37	Stock Purchase Agreement, dated as of October 14, 2003, among Vital Living, Inc. and the shareholders set forth on the signature page attached thereto	(19)

10.38	Escrow Agreement, dated as of October 14, 2003, among Vital Living, Inc., the shareholders of Doctors For Nutrition, Inc. and Mercantile National Bank – California	(19)

10.39	Executive Services Agreement, dated as of October 14, 2003, between Doctors For Nutrition, Inc. and Bruce Howe	(19)

10.40	Strategic Advisor Agreement, dated October 14, 2003, between Vital Living, Inc. and Dr. Roger Howe	(19)

10.41	Strategic Advisor Agreement, dated October 14, 2003, between Vital Living, Inc. and Dr. Maynard Howe	(19)

10.42	Form of Indemnification Agreement between the Company and each of Bradley D. Edson, Stuart A. Benson, Donald C. Hannah, Carson E. Beadle, Leslie C. Quick, Robert J. Eide, David Allen, Marcus Feder, Mitchel Feinglas and Michael Ashton	(2)

10.42.1	Schedule of Indemnification Agreements in the form of Exhibit 10.42, including material detail in which such documents differ from Exhibit 10.42	(2)

Exhibit No.	Description	No. in Document
10.43	Amendment No. 1, dated as of January 13, 2004, to Stockholders’ Agreement, dated as of August 14, 2003, between each of the Company, Bradley D. Edson, Stuart Benson, Donald Hannah, Stephen Morris, SkyePharma PLC and Fifth Avenue Capital, Inc.	(20)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

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

(20)         Annual Report on Form 10-KSB for fiscal year ended December 31, 2003.

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

Date: May 17, 2004

By:	/s/ Stuart A. Benson
Stuart A. Benson, Chief Executive Officer

Independent Auditor’s Report

To the Board of Directors and
Stockholders of Vital Living, Inc.

We have audited the accompanying consolidated balance sheets of Vital Living, Inc. and subsidiaries as of December 31, 2003 (Restated) and 2002 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003 (Restated) and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 2, the Company restated its financial statements as of and for the year ended December 31, 2003.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
February 27, 2004
(except for Restatement of Financial Statements described in Note 2 and subsequent events described in Note 12 for which the date is April 23, 2004)

VITAL LIVING, INC

Consolidated Balance Sheets

	December 31,
	2003	2002
	(Restated)
Assets
Current assets
Cash and cash equivalents	$1,729,311	$1,416,073
Accounts receivable, trade; net of allowance for doubtful accounts of $32,000 and $0, respectively	371,586	68,234
Accounts receivable, related parties	67,000	—
Inventory, net of reserve of $86,000 and $0, respectively	557,005	273,361
Prepaid expenses and other current assets	1,099,767	25,833
Total current assets	3,824,669	1,783,501
Other assets
Deferred debt issuance costs, net of accumulated amortization of $230,871	985,636	—
Property and equipment, net	169,107	172,295
Goodwill	4,178,932	4,893,517
License agreement - GEOMATRIX®, net	33,790,858	—
License agreement – X-Fat®, net	3,990,504	—
Marketing agreements, net	3,533,226	—
Other intangible assets, net	188,992	327,498
Other non-current assets	46,308	2,807
Total other assets	46,883,563	5,396,117

Total assets	$50,708,232	$7,179,618
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, trade	$1,691,602	$428,287
Accounts payable, related parties	—	22,500
Accrued and other current liabilities	1,386,430	257,321
Current portion of long-term debt	584,571	291,688
Notes payable, related parties	260,045	—
Total current liabilities	3,922,648	999,796

Long-term debt, net of unamortized debt Discount	2,294,248	521,494
Total liabilities	6,216,896	1,521,290
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock - Series A, $0.001 par value, 10,000,000 shares authorized; 3,410,325 and 3,712,000 shares issued and outstanding, respectively	3,410	3,712
Preferred stock - Series B, $0.001 par value, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding, respectively	1,000	—
Preferred stock - Series C, $0.001 par value, 3,000,000 shares authorized; 500,000 and 0 shares issued and outstanding, respectively	500	—
Preferred stock - Series D, $0.001 par value, 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding, respectively	1,000	—
Additional paid-in capital - preferred	8,389,210	6,972,267
Discount on preferred stock - unamortized	(126,599)	(1,146,653)
Common stock, $0.001 par value, 150,000,000 shares authorized; 58,269,466 and 17,842,616 shares issued and outstanding, respectively	58,269	17,843
Additional paid-in capital - common	74,268,229	8,021,453
Stock, options, and warrants - unamortized	(597,042)	(981,968)
Treasury stock, 424,000 shares at cost	(72,280)	—
Accumulated other comprehensive income	(42,640)	—
Retained deficit	(37,391,721)	(7,228,326)
Total stockholders’ equity	44,491,336	5,658,328

Total liabilities and stockholders’ equity	$50,708,232	$7,179,618

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC

Consolidated Statements of Operations

	Year Ended December 31,
	2003	2002
	(Restated)
Revenue	$2,855,123	$260,844
Cost of goods sold	1,723,013	193,032
Gross profit	1,132,110	67,812

Administrative expenses
Salaries and benefits	11,998,759	1,341,103
Professional and consulting fees	3,261,078	1,607,621
Selling, general and administrative	2,054,526	510,013
Research and development	410,648	510,436
Depreciation and amortization	1,972,303	52,959
Impairment of goodwill	6,777,480	—
Total administrative expenses	26,474,794	4,022,132

Net loss from operations	(25,342,684)	(3,954,320)
Other income (expense)
Other expense	(43,249)	—
Interest income	5,322	13,077
Interest expense	(2,554,421)	(8,652)
Net loss	(27,935,032)	(3,949,895)
Deemed dividend associated with beneficial conversion of preferred stock	(1,643,252)	(2,235,519)
Series A preferred stock dividend	(585,111)	—
Net loss available to common stockholders	$(30,163,395)	$(6,185,414)

Basic and diluted loss per share	$(0.87)	$(0.28)
Deemed dividend associated with beneficial conversion of preferred stock	(0.05)	(0.15)
Series A Preferred stock dividend	(0.02)	—
Basic and diluted loss per share available to common stockholders	$(0.94)	$(0.43)

Weighted average basic and diluted common stock outstanding	31,992,346	14,278,129

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC

Consolidated Statements of Stockholders’ Equity

	Preferred Stock				Common Stock
	Shares	Par Value	Additional Paid- In Capital	Discount	Shares	Par Value	Additional Paid- In Capital
Balance December 31, 2001	—	$—	$—	$—	13,626,554	$13,627	$946,159
Series A Preferred stock issued for cash, net of offering costs of $118,193	3,712,000	3,712	3,590,095	—	—	—	—
Series A Preferred stock beneficial conversion feature	—	—	3,382,172	(3,382,172)	—	—	—
Amortization of preferred stock beneficial conversion feature	—	—	—	2,235,519	—	—	—
Common stock issued for services and settlements	—	—	—	—	343,500	343	554,652
Common stock issued for cash, net of offering costs of $170,385	—	—	—	—	1,367,500	1,368	1,195,747
Common stock issued for acquisition of VCM	—	—	—	—	5,062	5	(5)
Common stock issued for acquisition of MAF	—	—	—	—	2,500,000	2,500	4,097,500
Options and warrants issued for services	—	—	—	—	—	—	1,227,400
Amortization of restricted common stock, options, and warrants issued for services	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—
Balance December 31, 2002	3,712,000	$3,712	$6,972,267	$(1,146,653)	17,842,616	$17,843	$8,021,453
Series A Preferred stock conversion	(682,163)	$(682)	$(1,303,195)	$—	682,163	$682	$1,303,195
Series A Preferred stock dividend, including $204,623 dividends declared but not paid	380,488	380	380,108	—	—	—	—
Series B Preferred stock issued for cash, net of offering costs of $133,086	1,000,000	1,000	803,420	—	—	—	70,580
Series C Preferred stock issued for cash, net of offering costs of $233,590	500,000	500	99,412	—	62,500	62	337,526
Series C Preferred stock beneficial conversion feature	—	—	253,198	(253,198)	—	—	—
Series D Preferred stock issued for cash, net of offering costs of $185,000	1,000,000	1,000	814,000	—	—	—	—
Series D Preferred stock beneficial conversion feature	—	—	370,000	(370,000)	—	—	—
Amortization of preferred stock beneficial conversion features	—	—	—	1,643,252	—	—	—
Common stock issued for services and settlements	—	—	—	—	1,424,600	1,424	1,714,665
Common stock issued for compensation	—	—	—	—	1,300,000	1,300	1,779,700
Common stock issued for acquisition of COF	—	—	—	—	2,754,000	2,754	2,971,566
Common stock issued for acquisition of ENI	—	—	—	—	32,398,584	32,399	42,339,698
Common stock issued for acquisition of DFN	—	—	—	—	1,700,003	1,700	2,400,304
Convertible debt beneficial conversion feature	—	—	—	—	—	—	2,189,663
Convertible debt detachable warrants issued	—	—	—	—	—	—	2,072,053
Options and warrants exercised	—	—	—	—	105,000	105	26,445
Options and warrants issued for services	—	—	—	—	—	—	459,640
Options and warrants issued for compensation	—	—	—	—	—	—	6,800,000
Warrants repriced for an employee	—	—	—	—	—	—	1,526,461
Warrant modification for a consultant	—	—	—	—	—	—	255,000
Amortization of restricted common stock, options, and warrants issued for services	—	—	—	—	—	—	—
Treasury stock purchase, 424,000 shares at cost	—	—	—	—	—	—	280
Comprehensive Income:
Change in cumulative translation adjustment	—	—	—	—	—	—	—
Net loss (Restated)	—	—	—	—	—	—	—
Comprehensive Income (Restated)	—	—	—	—	—	—	—
Balance December 31, 2003 (Restated)	5,910,325	$5,910	$8,389,210	$(126,599)	58,269,466	$58,269	$74,268,229

	Stock, Options and Warrants Unamortized	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Stockholders’ Equity
Balance December 31, 2001	$—	$—	$—	$(1,042,912)	$(83,126)
Series A Preferred stock issued for cash, net of offering costs of $118,193	—	—	—	—	3,593,807
Series A Preferred stock beneficial conversion feature	—	—	—	—	—
Amortization of preferred stock beneficial conversion feature	—	—	—	(2,235,519)	—
Common stock issued for services and settlements	(341,870)	—	—	—	213,125
Common stock issued for cash, net of offering costs of $170,385	—	—	—	—	1,197,115
Common stock issued for acquisition of VCM	—	—	—	—
Common stock issued for acquisition of MAF	—	—	—	—	4,100,000
Options and warrants issued for services	(1,227,400)	—	—	—	—
Amortization of restricted common stock, options, and warrants issued for services	587,302	—	—	—	587,302
Net loss	—	—	—	(3,949,895)	(3,949,895)
Balance December 31, 2002	$(981,968)	$—	$—	$(7,228,326)	$5,658,328
Series A Preferred stock conversion	$—	$—	$—	$—	$—
Series A Preferred stock dividend, including $204,623 dividends declared but not paid	—	—	—	(585,111)	(204,623)
Series B Preferred stock issued for cash, net of offering costs of $133,086	—	—	—	—	875,000
Series C Preferred stock issued for cash, net of offering costs of $233,590	—	—	—	—	437,500
Series C Preferred stock beneficial conversion feature	—	—	—	—	—
Series D Preferred stock issued for cash, net of offering costs of $185,000	—	—	—	—	815,000
Series D Preferred stock beneficial conversion feature	—	—	—	—	—
Amortization of preferred stock beneficial conversion features	—	—	—	(1,643,252)	—
Common stock issued for services and settlements	(569,502)	—	—	—	1,146,587
Common stock issued for compensation	—	—	—	—	1,781,000
Common stock issued for acquisition of COF	—	—	—	—	2,974,320
Common stock issued for acquisition of ENI	—	—	—	—	42,372,097
Common stock issued for acquisition of DFN	—	—	—	—	2,402,004
Convertible debt beneficial conversion feature	—	—	—	—	2,189,663
Convertible debt detachable warrants issued	—	—	—	—	2,072,053
Options and warrants exercised	—	—	—	—	26,550
Options and warrants issued for services	(16,017)	—	—	—	443,623
Options and warrants issued for compensation	—	—	—	—	6,800,000
Warrants repriced for an employee	—	—	—	—	1,526,461
Warrant modification for a consultant	—	—	—	—	255,000
Amortization of restricted common stock, options, and warrants issued for services	970,445	—	—	—	970,445
Treasury stock purchase, 424,000 shares at cost	—	(72,280)	—	—	(72,000)
Comprehensive Income:
Change in cumulative translation adjustment	—	—	(42,640)	—	(42,640)
Net loss (Restated)	—	—	—	(27,935,032)	(27,935,032)
Comprehensive Income (Restated)	—	—	—	—	(27,977,672)
Balance December 31, 2003 (Restated)	$(597,042)	$(72,280)	$(42,640)	$(37,391,721)	$44,491,336

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2002
	(Restated)
Cash flows from operating activities:
Net loss	$(27,935,032)	$(3,949,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,972,303	52,959
Impairment of goodwill	6,777,480	—
Warrants issued, beneficial conversion, and amortization of costs associated with senior convertible notes	2,050,054	—
Issuance of common stock for services	692,611	145,125
Issuance of common stock for shareholder penalty	156,136	—
Issuance of common stock for compensation	1,781,000	—
Issuance of warrants for services	32,500	—
Issuance of warrants for compensation	6,800,000	—
Repricing of and modifications to warrants	1,781,461	—
Amortization of restricted common stock, options and warrants issued for services	970,445	587,302
Allowance for bad debt	(32,000)	—
Inventory reserve	(86,000)	—
Loss on disposal of assets	43,547	—
Change in operating assets and liabilities:
Accounts receivable	20,460	(20,286)
Accounts receivable, related parties	(67,000)	89,872
Inventory	215	(164,689)
Prepaid expenses and other current assets	(849,875)	9,897
Accounts payable	298,205	81,842
Accrued and other current liabilities	856,592	193,821
Cash used in operating activities	(4,736,898)	(2,974,052)
Cash flows from investing activities:
Purchases of property and equipment	(51,292)	(126,811)
Cost of acquisitions, net of cash acquired of $291,277 and $78,091, respectively	(416,387)	(54,287)
Cash used in investing activities	(467,679)	(181,098)

Cash flows from financing activities:
Payment on notes and payables to related parties, net	(57,428)	(208,926)
Borrowings on long term debt, net	4,287,033	(10,952)
Debt issuance costs	(751,200)	—
Purchase of treasury stock	(72,000)	—
Proceeds from exercise of options and warrants	26,550	—
Proceeds from sale of common stock, net of offering costs	—	1,197,115
Proceeds from sale of preferred stock, net of offering costs	2,127,500	3,593,807
Cash provided by financing activities	5,560,455	4,571,044

Net increase in cash	355,878	1,415,894
Effect of foreign exchange rates on cash	(42,640)	—
Cash at beginning of period	1,416,073	179
Cash at end of period	$1,729,311	$1,416,073

Supplemental cash flow information:
Cash paid for interest	$115,239	$3,786

Non-cash investing activities:
Common stock issued for acquisitions and acquisition costs	$47,748,421	$4,100,000

Non-cash financing activities:
Common stock for services	$1,716,089	$554,995
Common stock for compensation	$1,781,000	—
Common stock for Series C Preferred stock offering costs	$73,750	—
Preferred stock for preferred stock dividend	$380,488	—
Warrants and options for services	$459,640	$1,227,400
Warrants for compensation	$6,800,000	—
Warrants for preferred stock offerings	$228,992	—
Warrants for preferred stock offering costs	$105,426
Warrants for convertible debt offering	$2,072,053	—
Repricing of and amendments to warrants	$1,781,461	—
Deemed dividend associated with beneficial conversion of preferred stock	$623,198	$3,382,172
Conversion of preferred stock to common stock	$1,303,877	—
Conversion of senior notes and accrued interest	$1,547,738	—
Beneficial conversion of convertible debt	$2,189,663	—

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

Note 2 – Summary of Significant Accounting Policies

Restatement of financial statements

Subsequent to the issuance of the Company’s financial statements as of December 31, 2003 and for the year then ended, the Company identified an error in the previously reported financial statements. During 2003, the Company borrowed an aggregate principal amount of $4,587,738 in the form of Senior Secured Convertible Notes as described in Note 6. As part of the debt offering the Senior Secured Noteholders also received detachable warrants that had an exercise price that was less than the fair market value of the underlying common stock. Additionally, imbedded within the senior secured notes was a beneficial conversion feature that had an exercise price that was below fair market value. The Senior Secured Notes were immediately convertible and the warrants were fully vested at the date of issuance and both were charged to interest expense immediately.  However, upon further consideration of EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined that it is required to amortize such charges over the life of the notes and that immediately expensing such amounts was not in accordance with GAAP. Accordingly, the Company has revised its financial statements as of December 31, 2003 and for the year then ended to record a debt discount and a reduction in interest expense by $2,686,190. The Company’s financial statements reflect a decrease in the retained deficit and a corresponding decrease in long-term debt for this amount. This restatement decreased the net loss from $30,621,222 to $27,935,032 and the net loss per share from $0.96 to $0.94 for the year ended December 31, 2003.  All Notes to the financial statements have been adjusted to conform with this restatement.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation for the years ended December 31:

	2003	2002
	(Restated)
Net loss – as reported	$(27,935,032)	$(3,949,895)
Add:
Stock based compensation included in determination of net loss	1,526,461	—
Deduct:
Stock based employee compensation determined under fair value based method for all awards, net of related tax effects	(1,356,281)	(170,180)
Net loss – pro forma	(27,764,852)	(4,120,075)
Deemed dividend associated with beneficial conversion of preferred stock	(1,643,252)	(2,235,519)
Series A Preferred stock dividend	(585,111)	—
Net loss available to common stockholders – pro forma	$(29,993,215)	$(6,355,594)
Basic and diluted loss per share – as reported	$(0.87)	$(0.28)
Basic and diluted loss per share available to common stockholders – as reported	$(0.94)	$(0.43)
Basic and diluted loss per share – pro forma	$(0.87)	$(0.29)
Basic and diluted loss per share available to common stockholders – pro forma	$(0.94)	$(0.45)
Weighted average basic and diluted common stock outstanding	31,992,346	14,278,129

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

•                  MAF for the period from January 1, 2002 through November 22, 2002 (date of acquisition).

•                  Boulder Endurance Co., Inc. (“Boulder”) for the period from January 1, 2002 through April 4, 2002 (the date of acquisition by MAF).

•                  COF for the period from January 1, 2003 through July 3, 2003 (date of acquisition) and the year ended December 31, 2002.

•                  ENI for the period from April 1, 2003 through August 20, 2003 (date of acquisition) and the year ended March 31, 2003.

•                  DFN for the period from January 1, 2003 through October 14, 2003 (date of acquisition) and the year ended December 31, 2002.

Presented below are the unaudited pro forma consolidated results of operations for the years ended:

	December 31,
	2003	2002
Revenue	$4,834,654	$4,562,579
Cost of goods sold	2,878,584	2,557,491
Gross profit	1,956,070	2,005,088
Operating expenses and other	33,652,554	11,902,901
Net loss	(31,696,484)	(9,897,813)
Deemed dividend associated with beneficial conversion of preferred stock	(1,643,252)	(2,235,519)
Series A preferred stock dividend	(585,111)	—
Net loss available to common stockholders	$(33,924,847)	$(12,133,332)

Basic and diluted loss per share	$(0.57)	$(0.19)
Deemed dividend associated with beneficial conversion of preferred stock	(0.03)	(0.04)
Preferred stock dividend	(0.01)	—
Basic and diluted loss per share available to common stockholders	$(0.61)	$(0.23)

Weighted average basic and diluted common stock outstanding	55,165,425	53,145,420

Note 4 – Property and equipment

Property and equipment consists of the following at December 31:

	2003	2002
Computer hardware and software	$226,079	$191,782
Office Furniture and fixtures	44,365	36,624
Machinery and equipment	54,597	27,930
Leasehold improvements	6,545	13,130
Gross property and equipment	331,586	269,466
Less accumulated depreciation	(162,479)	(97,171)
Net property and equipment	$169,107	$172,295

Depreciation expense was $89,772 and $36,505 for the years ended December 31, 2003 and 2002, respectively.

Note 5 – Intangible assets

Intangible assets consist of the following at December 31:

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
License agreement – Geomatric®	$34,661,058	$(870,200)	$—	$—
License agreement – X–Fat®	4,093,118	(102,614)	—	—
Marketing agreement	4,304,438	(771,212)	—	—
Customer distribution lists	203,599	(118,766)	203,599	(50,900)
Trademarks and patents	142,641	(75,238)	142,641	(33,155)
Formulations	85,672	(48,916)	85,672	(20,359)
Total amortizable intangible assets	$43,490,526	$(1,986,946)	$431,912	$(104,414)
Unamortizable intangible assets
Goodwill	$4,178,932		$4,893,517

	Aggregate Amortization Expense	Estimated Amortization Expense

For year ended December 31, 2002	$16,454
For year ended December 31, 2003	$1,882,531
For year ended December 31, 2004		$5,005,553
For year ended December 31, 2005		$4,132,546
For year ended December 31, 2006		$2,716,194
For year ended December 31, 2007		$2,716,194
For year ended December 31, 2008		$2,716,194

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

The Company may redeem the Secured Notes commencing December 15, 2004, provided the ten-day average trading price of the Company’s common stock prior to the redemption is at least $3.00 per share. The Secured Notes are collateralized by assets of the Company, have priority in right of payment over all indebtedness of the Company, and include certain provisions related to change in control, reorganization, recapitalization, and other adjustments. In addition, Secured Note holders received 4,587,738 warrants to purchase the Company’s common stock at an exercise price of $1.00 per share. The fair value of these warrants of $1,084,220 was recorded by the Company and previously charged immediately to interest expense as the warrants were fully vested and the related notes fully convertible at the date of issuance.  As discussed in Note 2, the Company has restated its financial results as of December 31, 2003 to record a debt discount of $1,066,150, net of accumulated accretion of $18,070 of interest expense in accordance with EITF 00-27 and will amortize the remaining discount over the life of the Secured Notes.

Debt issue costs related to the Secured Notes of $741,130, including cash fees of $330,200 and the value associated with warrants issued of $167,275 as discussed in Note 9, is recorded in deferred debt issuance costs. Amounts charged to interest expense during the year ended December 31, 2003 totals $254,846 and includes $243,656 of cash and the fair value of warrants issued in conjunction with the refinancing of the Bridge Notes charged to expense in the period incurred. The market value of the Company’s common stock on the date the Secured Notes were issued ranged from $1.15 - $1.23 per common share. In accordance with EITF 98-5, as amended by EITF 00-27, because the convertible debt was sold at a price less than market value, a beneficial conversion to holders of the Secured Notes occurred. Accordingly, a beneficial conversion amount of $1,647,498 was recorded to additional paid-in-capital and a corresponding amount previously recorded by the Company to interest expense, as the debt is immediately convertible at the option of the debt holder.  As discussed in Note 2, the Company has restated its financial results as of December 31, 2003 to record a debt discount of $1,620,040, net of accumulated accretion of interest expense of $27,458 in accordance with EITF 00-27 and will amortize the remaining discount over the life of the Secured Notes.

In connection with the Company’s acquisitions in 2003 and 2002, certain of the acquired companies’ long-term debt was assumed, the terms of which are described further below. Long-term debt consists of the following at December 31:

	2003	2002

Senior Secured Convertible Notes

$4,587,738 senior notes payable to shareholders; maturity December 2008; interest at 12% per annum, (8% payable semi-annually in cash each June and December, 4% may be paid in cash or the Company’s common stock); principal due at maturity	$4,587,738	$—

Small Business Administration Loan

$650,000 note payable to bank; maturity December 14, 2008; variable interest at prime plus 1.50% (5.50% and 5.75% at December 31, 2003 and 2002, respectively); monthly principal and interest payments of $9,970; secured by assets of the Company	481,363	574,537

Manufacturing Agreement Debt

$346,400 balance of various debt arrangements assumed as part of NSI Acquisition; maturity October 25, 2004; interest rates range from 4.75% to 12.00%; monthly payments primarily interest only and vary, totaling approximately $2,500 per month	342,063	—

Other NSI Acquisition Debt

$120,850 balance of personal bank and other debt of former executives assumed; maturities range from December 2003 through January 2004; interest rates range from 7.25% to 24.0% balances primarily due and payable immediately	112,181	—

Promissory Notes – Related Parties

$260,045 notes payable to various related parties; interest rates range from prime to prime plus 2% (6.00% and 6.25% at December 31, 2003 and 2002, respectively); principal and interest due upon demand	260,045	—

Notes Payable – Boulder Bar

$275,000 note payable to individual; maturity April 8, 2004; interest at 7.00% payable in two installments April 8, 2003 and 2004; principal payable at $25,000 per quarter September 9, 2002 through January 8, 2003, $75,000 on April 8, 2002, and monthly payments of $10,417 thereafter; secured by assets of the Company	41,664	225,000

$40,935 note payable to individual; maturity April 8, 2003; non interest bearing; monthly principal payments of $3,411; secured by assets of the Company	—	13,645
	5,825,054	813,182
Less current portion	(844,616)	(291,688)
Unamortized debt discount	(2,686,190)	—
	$2,294,248	$521,494

Aggregate maturities of long-term debt for the subsequent five years ending December 31 are as follows:

2004	$844,616
2005	93,352
2006	100,600
2007	108,410
2008	4,678,076
Total	$5,825,054

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

During the years ended December 31, 2003 and 2002, the Company made the following payments to Donald C. Hannah, Chairman of the Company’s Board of Directors, for services rendered as follows:

Matter	Year	Cash	Stock			Fair Market Value of Securities
				Options & Warrants
				Number	Exercise Price
Advisory Services	2003	$12,000	—	—	N/A	N/A
Director Services	2003	—	75,000(1)	—	N/A	$100,500
Director Services	2002	—	30,000(2)	—	N/A	$51,000

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

Stock Issuances

Between January 1 and March 26, 2004, the Company issued shares of common stock and granted options or warrants as follows with their fair market value as of the date of grant, where appropriate:

		Options & Warrants		Fair Market Value of
Matter	Stock	Number	Exercise Price	Securities
Series A Preferred Stock conversions and required warrant dividend of 20%	2,167,438	433,488	$2.00	$2,167,438
Net warrant exercise	765,100	—	N/A	$—
Strategic Asset Management - settlement	140,000	—	N/A	$162,400
Registration rights penalty shares	94,000	—	N/A	$92,120
Consulting services	20,000	—	N/A	$25,100
	3,186,538	433,488		$2,447,058

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

On April 6, 2003, the Company received a demand letter from Syke related to certain payments past due under the Development and License Agreement in which Skye initiated the 30 day period for discussions in good faith.  This 30 day period is required before initiating formal collection proceedings, in accordance with the terms of the agreement.  The Company is in dispute with Skye over the terms of the licensing agreement.  The Company has failed to make payments of $250,000 called for under the licensing agreement in January and in April 2004.  The Company is currently in discussions to modify both the terms and payment schedules under the licensing agreement.  Although management of the Company believes it will reach a settlement of the terms and conditions of the agreement with Skye, no assurances can be given that these negotiations will be successful and the Company will reach a satisfactory resolution of this matter.  In the event a satisfactory resolution can not be reached and Skye exercises their rights of termination under the agreement, the Company may lose substantial and possibly all rights gained under this and related contracts with Skye.  Accordingly, amounts recorded as intangible assets associated with these contracts, which represent substantially all of the Company’s intangible assets, would be impaired.  However, until Skye exercises its termination rights under the Development and License Agreement, the Company's rights under the agreements are deemed to be in full force and effect and the related intangibles have not been impaired.