Form 10QSB
period 2004-03-31
VITAL LIVING INC
filed 2004-05-17
CIK 1145700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission file number 000-33211

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

VITAL LIVING, INC

(Exact name of small business issuer as specified in its charter)

Nevada	88-0485596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5080 North 40th Street, Suite 105 Phoenix, Arizona 85018

(Address of principal executive offices)

(602) 952-9909

(Issuer’s telephone number)

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

As of May 7, 2004, there were 63,417,154 shares of common stock outstanding.

Transition Small Business Disclosure Format (Check one): Yes  ☐   No  ☒

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

VITAL LIVING, INC.

Consolidated Balance Sheets (Unaudited)

	March 31, 2004 (Unaudited)	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$407,450	$1,729,311
Accounts receivable, trade; net of allowance for doubtful accounts of $26,000 and $32,000, respectively	472,496	371,586
Accounts receivable, related parties	—	67,000
Inventory, net of reserve of $68,000 and $86,000, respectively	875,755	557,005
Prepaid expenses and other current assets	1,072,688	1,099,767
Total current assets	2,828,389	3,824,669
Other assets
Deferred debt issuance costs, net of accumulated amortization of $280,621 and $230,871, respectively	935,886	985,636
Property and equipment, net	272,706	169,107
Goodwill	4,178,932	4,178,932
License agreement – GEOMATRIX®, net	33,183,967	33,790,858
License agreement – X-Fat®, net	3,918,689	3,990,504
Marketing agreement, net	2,995,171	3,533,226
Other intangible assets, net	154,364	188,992
Other non-current assets	47,308	46,308
Total other assets	45,687,023	46,883,563
Total assets	$48,515,412	$50,708,232
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, trade	$1,673,047	$1,691,602
Accrued and other current liabilities	2,090,918	1,386,430
Current portion of long-term debt	549,348	584,571
Notes payable, related parties	162,996	260,045
Total current liabilities	4,476,309	3,922,648
Long-term debt, net of debt discount of $2,549,604 and $2,686,190, respectively	2,406,418	2,294,248
Total liabilities	6,882,727	6,216,896

See accompanying notes to consolidated financial statements.

	March 31, 2004 (Unaudited)	December 31, 2003
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock - Series A, $0.001 par value, 10,000,000 shares authorized; 1,417,510 and 3,410,325 shares issued and outstanding, respectively	1,418	3,410
Preferred stock - Series B, $0.001 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Preferred stock - Series C, $0.001 par value, 3,000,000 shares authorized; 500,000 shares issued and outstanding	500	500
Preferred stock - Series D, $0.001 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital – preferred	4,396,202	8,389,210
Discount on preferred stock – unamortized	(63,299)	(126,599)
Common stock, $0.001 par value, 150,000,000 shares authorized; 61,989,204 and 58,269,466 shares issued and outstanding, respectively	61,989	58,269
Additional paid-in capital – common	78,675,390	74,268,229
Stock, options, and warrants – unamortized	(487,210)	(597,042)
Treasury stock, 424,000 shares at cost	(72,280)	(72,280)
Accumulated other comprehensive income	(52,994)	(42,640)
Retained deficit	(40,829,031)	(37,391,721)
Total stockholders’ equity	41,632,685	44,491,336
Total liabilities and stockholders’ equity	$48,515,412	$50,708,232

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2004	2003

Revenue	$1,661,350	$425,324
Cost of goods sold	934,782	280,408
Gross profit	726,568	144,916
Administrative expenses
Salaries and benefits	1,075,731	368,035
Professional and consulting fees	263,317	469,056
Selling, general and administrative	761,323	245,478
Research and development	299,030	143,636
Depreciation and amortization	1,276,005	47,205
Total administrative expenses	3,675,406	1,273,410
Net loss from operations	(2,948,838)	(1,128,494)
Other income (expense)
Interest income	631	2,777
Interest expense	(425,803)	(15,758)
Net loss	(3,374,010)	(1,141,475)
Deemed dividend associated with beneficial conversion of preferred stock	(63,300)	(833,960)
Net loss available to common stockholders	$(3,437,310)	$(1,975,435)

Basic and diluted loss per share	$(0.06)	$(0.06)
Deemed dividend associated with beneficial conversion of preferred stock	(0.00)	(0.05)
Basic and diluted loss per share available to common stockholders	$(0.06)	$(0.11)

Weighted average basic and diluted common stock outstanding	60,538,290	17,842,616

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,374,010)	$(1,141,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,276,005	47,205
Amortization of loan costs and debt discounts associated with senior convertible notes	186,336	—
Repricing of and modifications to warrants	(510,235)	—
Amortization of restricted common stock, options, and warrants issued for services	109,832	225,367
Allowance for bad debt	6,000	—
Inventory reserve	18,000	—
Change in operating assets and liabilities:
Accounts receivable	(106,910)	3,080
Inventory	(336,750)	(40,981)
Prepaid expenses and other current assets	26,079	(33,699)
Accounts payable	(18,555)	43,139
Accounts payable, related parties	—	(22,500)
Accrued and other current liabilities	1,273,250	63,683
Cash used in operating activities	(1,450,958)	(856,181)
Cash flows from investing activities:
Purchases of property and equipment	(128,215)	(1,430)
Cash used in investing activities	(128,215)	(1,430)
Cash flows from financing activities:
Payment on notes payable to related parties, net	(97,049)	(65,135)
Payments on notes and long term debt, net	(59,639)	—
Proceeds from sale of common stock, net of offering costs	414,000	—
Cash provided by (used in) financing activities	257,312	(65,135)
Net decrease in cash	(1,321,861)	(922,746)
Cash at beginning of period	1,729,311	1,416,073
Cash at end of period	$407,450	$493,327

Supplemental cash flow information:
Cash paid for interest	$13,055	$10,965

Non-cash financing activities:
Common stock for services and settlements	$374,492	$—
Common stock for common stock offering costs	$28,800	$—
Preferred stock for preferred stock dividend	$204,623	$—
Repricing of and amendments to options and warrants	$510,235	$—
Conversion of Series A preferred stock to common stock	$4,199,623	$—

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC

Notes to Consolidated Financial Statements (Unaudited)

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

Through its subsidiaries, Vital Living develops or licenses nutraceuticals and pharmaceutical drug-delivery systems, marketing them for distribution through physicians, medical groups, chiropractic offices, and retail outlets. In addition, the Company formulates, markets, and distributes vitamins, herbs, high quality dietary supplements, and therapeutic and functional food products through similar distribution channels. Nutraceuticals are products that are isolated or purified from foods and generally sold in medicinal forms not usually associated with foods, including tablets, capsules, or drops. These nutraceuticals may have physiological benefits or have the ability to reduce the risk of chronic disease beyond basic nutritional products. The Company develops and tests its nutraceuticals in collaboration with leading medical experts in the nutraceuticals field. We have designed them to be incorporated by physicians into a standard physician-patient program in which patients supplement doctor-prescribed pharmaceuticals with our nutraceuticals.

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

In August 2003, Vital Living completed the acquisition of E-Nutraceuticals, Inc. (“ENI”). ENI develops safe and effective alternatives to prescription medications for non-life threatening chronic ailments, such as obesity and depression. Through the acquisition, the Company obtained worldwide patent and licensing rights to X-Fat®, a dietary supplement utilized for weight loss. In addition, through a collaborative partnership with SkyePharma, PLC, (“Skye”), a UK pharmaceuticals company and major shareholder, the Company is in the process of enhancing existing nutraceuticals via FDA-approved, proprietary drug delivery systems. Pursuant to an amended Development and License Agreement between the parties, the Company acquired exclusive rights to Skye’s drug delivery technology, GEOMATRIX®, and marketing and royalty rights to pharmaceutical sales using GEOMATRIX® in the Peoples Republic of China, Taiwan, and Hong Kong.

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

Note 2 – Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include Vital Living, Inc. and its wholly owned domestic and foreign subsidiaries (collectively, “Vital Living” or the “Company”). Consolidated financial statements are financial statements of a parent company and its subsidiaries presented as if the entities were a single economic unit. Although the assets, liabilities, revenues, and expenses of all entities are combined to provide a single set of financial statements, certain eliminations and adjustments are made. These eliminations are necessary to ensure that only arm’s-length transactions between independent parties are reflected in the consolidated financial statements; transactions between related parties are eliminated. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on form 10KSB/A for the year ended December 31, 2003.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has a working capital deficit, and is dependent on funding from sources other than operations. Since inception, the Company has been required to raise additional capital by the issuance of both equity and debt instruments. There are no commitments from funding sources, debt or equity, should cash flows be insufficient to fund ongoing operations or other cash commitments as they come due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management will be required to raise additional capital in the near term through offerings of securities to fund operations, and will attempt to continue raising capital resources if the Company does not begin to generate revenue sufficient to maintain itself as a viable entity. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to current investors.

The Company is in the process of improving, acquiring, or developing products for sale that would generate revenue to sustain its operations, as well as consolidating its operations in order to gain cost synergies and efficiencies. If successful, these actions will serve to mitigate the factors that have raised doubt about the Company’s ability to continue as a going concern and increase the availability of resources for funding of the Company’s current operations and future market development. In addition, during April 2004 the Company sold an additional 60,000 shares of common stock at $1.00 per share pursuant to the terms of the March 2004 Purchase Agreements with rights to receive a portion of net revenues, as defined therein, from the sale of X-Fat® (see Note 5). The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Reclassifications

Certain reclassifications of previous period amounts have been made to conform to current period presentation. These reclassifications had no effect on net loss or stockholders’ equity of the previously reported period.

Financial instruments

The Company’s financial instruments consist of cash, receivables, payables, and long-term debt. The carrying amount of cash, receivables, and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt as of the balance sheet dates presented approximates fair value because interest rates are reflective of market rates.

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

Acquisitions

The Company accounts for acquisitions in accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 141 “Business Combinations” and applies the purchase method of accounting for all business combinations initiated after June 30, 2001 and separately identifies recognized intangible assets that meet the criteria and amortizes these assets over their determinable useful lives.

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

Goodwill

Goodwill represents the excess of the aggregate price paid by the Company over the value of the net equity acquired in an acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” management is no longer required to amortize goodwill, but is required to review goodwill for impairment at least annually or whenever events indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” During 2003, events occurred that would indicate goodwill had been impaired and, accordingly, the Company recorded an impairment of $6,777,480 at December 31, 2003. There was no further impairment during the quarter ended March 31, 2004.

Intangible assets

The Company’s other intangible assets include trademarks, patents, formulations, customer lists, and various marketing and license agreements. Intangible assets are amortized on a straight-line basis over the lesser of the correlating agreements or estimated useful lives ranging from 2 to 14 years.

Long-lived assets

Long-lived assets and identifiable other intangible assets to be held and used are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill and other intangible assets arising from various acquisitions are evaluated for impairment at least annually or whenever events occur that would indicate impairment had occurred. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. As discussed above, events occurred during 2003 that would indicate goodwill had been impaired and, accordingly, the Company recorded an impairment at December 31, 2003.

When evaluating goodwill and other intangibles for impairment, assumptions used include estimates of (i) market share penetration, (ii) timing of product rollouts for new products, (iii) licensing royalty percentages, (iv) manufacturing costs, (v) selling prices, (vi) volumes sold, and (vii) discount rates. Any changes in assumptions applied in the cash flow model used to evaluate goodwill and other intangibles for impairment may affect the outcome of the analysis. Unfavorable changes in assumptions may result in further impairments of goodwill and other intangibles (see Note 5).

Deferred loan costs and debt discounts

The Company capitalizes costs and certain beneficial conversion features associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the debt instruments. Amortization expense for the period ended March 31, 2004 was $186,336 and is recorded as a component of interest expense.

Accounting estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the valuation of accounts receivable, inventory, intangible assets, and equity based transactions and the depreciation or amortization of fixed assets, intangibles, deferred loan costs, debt discounts, and restricted stock, options, and warrants. Actual results could differ from such estimates.

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

Foreign currency translation

Financial statements of Vital Living’s foreign subsidiary are prepared using the local currency as the functional currency. Translation of these foreign operations to United States dollars occurs using the current exchange rate for balance sheet accounts and a weighted average exchange rate for results of foreign operations. Translation gains or losses are recognized in “accumulated other comprehensive income (loss)” as a component of stockholders’ equity in the accompanying consolidated balance sheets.

Research and development

Research and development costs relating to both present and future products are expensed when incurred. Research and development costs amounted to $299,030 and $143,636 for the quarters ended March 31, 2004 and 2003, respectively.

Net loss per share

The Company accounts for its earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share,” which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic EPS begins with income (loss) applicable to common shareholders (net income (loss) less preferred stock dividends) and is based on the weighted average number of common shares outstanding during each period presented. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. In computing basic net loss per share available to common shareholders, net loss is increased by cumulative dividends on preferred stock when they are declared even if they are not paid. If a class of preferred stock contains dividend rights that are not cumulative then the amount of the dividend is not considered in determining the net loss available to common shareholders until it is paid. For the purpose of diluted earnings per common share, and only if such calculation results in dilution, preferred stock dividends will not reduce earnings; however, the weighted average common shares outstanding would increase representing the amount of common shares into which such preferred stock is currently convertible. During the quarters ended March 31, 2004 and 2003, the Company reported a net loss, thus the effects of dilutive securities were anti-dilutive, rendering basic and diluted loss per share the same. Convertible preferred stock, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive.

Stock based compensation

The Company accounts for its stock option plans (“Plans”) in accordance with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provide pro forma net income or loss and pro forma EPS disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

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

The Company accounts for its Plans under the recognition and measurement principles of APB No. 25 and related Interpretations. No stock-based employee compensation (except that related to repriced warrants in accordance with FIN 44) is reflected in net loss, as all options and warrants granted had an exercise price equal to or below the market value of the underlying common stock at the date of grant.

The fair value of the Company’s stock-based awards to employees was estimated using the Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company’s stock-based awards (including repriced warrants discussed above) was estimated assuming no expected dividends and the following weighted average assumptions for the quarter ended March 31:

2004
Expected life in years	5.00
Expected stock price volatility	30.00%
Risk-free interest rate	2.98%
Average fair value per option/warrant	$0.73

There were no options or warrants granted during the quarter ended March 31, 2003 that required valuation. For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the respective vesting periods.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation for the:

	Three Months Ended March 31,
	2004	2003

Net loss – as reported	$(3,374,010)	$(1,141,475)

Deduct: Stock based employee compensation determined under fair value based method for all awards, net of related tax effects	—	(11,684)
Net loss – pro forma	(3,374,010)	(1,153,159)
Deemed dividend associated with beneficial conversion of preferred stock	(63,300)	(833,960)
Net loss available to common stockholders – pro forma	$(3,437,310)	$(1,987,119)

Basic and diluted loss per share – as reported	$(0.06)	$(0.06)
Basic and diluted loss per share available to common stockholders– as reported	$(0.06)	$(0.11)
Basic and diluted loss per share – pro forma	$(0.06)	$(0.06)
Basic and diluted loss per share available to common stockholders– pro forma	$(0.06)	$(0.11)

Weighted average basic and diluted common stock outstanding	60,538,290	17,842,616

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.

Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

In December 2003, the FASB issued a revised Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities.” FIN 46R requires companies to consider whether entities, in which they have financial interests, lack sufficient equity at risk to permit that entity to finance its activities without additional subordinated financial support and to consolidate those entities where the company would absorb the majority of any losses. The consolidation requirements are effective for interim and annual periods ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company.

Note 3 – Mergers and Acquisitions

During 2003, the Company acquired three companies. In each transaction, common stock was used as consideration and the excess of the purchase consideration over the net assets or obligations assumed, after allocation to respective identifiable intangible assets, was recorded as goodwill as summarized below. A description of each business combination follows.

	COF	ENI	DFN
Purchase price paid	$3,051,614	$40,877,063	$2,343,004
Less:
Working capital (assets) liabilities, net	163,764	405,216	(314,325)
Property and equipment, net	(70,293)	(1,331)	(7,215)
Intangibles, net	—	(43,058,614)	—
Plus:
Debt obligations assumed	464,794	150,000	—
Acquisition costs	277,918	1,627,666	91,952
Goodwill at purchase	3,887,797	—	2,113,416
Less: Impairment recorded during 2003	(2,406,797)	—	—
Goodwill at March 31, 2004	$1,481,000	$—	$2,113,416

Christopher’s Original Formulas, Inc.

On July 3, 2003, the Company formed a new wholly owned corporation, Nature’s Systems, Inc. (“NSI”), and acquired certain assets and assumed certain liabilities of COF. The acquisition purchase price consisted of 2,600,000 shares of the Company’s restricted common stock, of which 650,000 remain in escrow until June 2005 pending final purchase price adjustments, valued at $1.08 per share (the average fair market value per share of the Company’s common stock for a reasonable period before and after the measurement date, which was June 25, 2003), or $2,808,000, the assumption of COF advances of $243,614 made by the Company prior to the closing, and other acquisition costs of $277,918. Included as other acquisition costs are 154,000 shares of common stock issued to financial advisors with a fair value of $166,320. Goodwill recorded in this transaction is fully deductible for Federal income tax purposes.

Concurrent with the acquisition, the Company executed the NSI Profit Sharing Restricted Stock Plan, which provides for up to 650,000 shares of restricted common stock to retained COF executives contingent on NSI achieving future performance targets extending through June 2006.

During the period ended December 31, 2003, NSI experienced an operating loss and was unable to generate positive cash flow from operations. While the Company has undertaken various initiatives to improve NSI’s operating results, it was determined at December 31, 2003 that goodwill recorded as a result of the COF acquisition was impaired; accordingly, $2,406,797 was recorded as goodwill impairment expense during the year ended December 31, 2003.

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

The total number of shares issued in this transaction, including the issuance of 1,000,000 shares of Series D Preferred Stock in connection with the transaction, was 40% of the total number of shares outstanding on a fully diluted basis as of the date of acquisition, which contemplates that all warrants, options, and various classes of preferred stock are converted to common stock.

The recording of the ENI acquisition was based on a third party business valuation and purchase price allocation provided by a reputable, independent, full service investment bank. The primary assets of ENI include the intangible value associated with the worldwide patent rights to X-Fat®, a dietary supplement used in weight loss; licensing rights to GEOMATRIX®, a time-released drug delivery technology; and marketing rights to pharmaceutical sales using GEOMATRIX® in the Peoples Republic of China, Taiwan, and Hong Kong. The purchase price allocation resulted in $43,058,614 being assigned to the value of these three agreements. The amortization period for these agreements is approximately 14 years for the GEOMATRIX® and X-Fat® agreements and approximately two years for the marketing agreement.

Doctors For Nutrition, Inc.

On October 14, 2003, the Company acquired 100% of the outstanding common stock of DFN, a privately held California corporation. The acquisition purchase price consisted of 1,650,003 shares of the Company’s restricted common stock, valued at $1.42 per share (the average fair market value per share of the Company’s common stock for a reasonable period before and after the measurement date, which was October 14, 2003), or $2,343,004, and other acquisition costs of $91,952. Included as other acquisition costs are 50,000 shares of common stock issued to a financial advisor with a fair value of $59,000. Goodwill recorded in this transaction is not deductible for Federal income tax purposes.

Of the total shares issued, 650,000 were held in escrow contingent on DFN achieving certain minimum levels of future earnings (the “Earn Out Shares”), which are included as a component of the cost of the acquisition. In March 2004, the Company’s Board of Directors approved that the stipulations of the Earn-Out Shares be lifted and the shares released from escrow as earned.

Concurrent with the acquisition, the Company executed an employment agreement with a key executive, which provides for certain cash payments and options to acquire up to 300,000 shares of restricted common stock at $1.40 per share contingent on DFN achieving future performance targets extending through September 2006. In April 2004, the Company approved that the conditions of the options be lifted and immediately vested.

Acquisition pro formas

The unaudited pro forma consolidated results of operations for the periods ended March 31, 2004 and 2003 have been prepared assuming the acquisitions of COF, ENI, and DFN, and the corresponding issuance of 36,648,613 shares of common stock issued as consideration in these acquisitions, had occurred as of January 1, 2003. Thus, the unaudited pro forma consolidated results of operations include the following periods of operation:

•                  Vital Living, Inc. for the three-month periods ended March 31, 2004 and 2003.

•                  COF for the three-month period ended March 31, 2003.

•                  ENI for the three-month period ended March 31, 2003.

•                  DFN for the three-month period ended March 31, 2003.

Presented below are the unaudited pro forma condensed consolidated results of operations for the:

	Three Months Ended March 31,
	2004	2003

Revenue	$1,661,350	$1,162,212
Cost of goods sold	934,782	664,569
Gross profit	726,568	497,643
Operating expenses and other	4,100,578	2,952,158
Net loss	(3,374,010)	(2,454,515)
Deemed dividend associated with beneficial conversion of preferred stock	(63,300)	(833,960)
Net loss available to common stockholders	$(3,437,310)	$(3,288,475)

Basic and diluted loss per share	$(0.06)	$(0.05)
Deemed dividend associated with beneficial conversion of preferred stock	(0.00)	(0.02)
Basic and diluted loss per share available to common stockholders	$(0.06)	$(0.07)

Weighted average basic and diluted common stock outstanding	60,538,290	54,491,229

Note 4 – Intangible assets

Intangible assets consist of the following at:

	March 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreement – Geomatrix®	$34,661,058	$(1,477,091)	$33,183,967	$34,661,058	$(870,200)	$33,790,858
License agreement –X-Fat®	4,093,118	(174,429)	3,918,689	4,093,118	(102,614)	3,990,504
Marketing agreement	4,304,438	(1,309,267)	2,995,171	4,304,438	(771,212)	3,533,226
Customer distribution lists	203,599	(135,732)	67,867	203,599	(118,766)	84,833
Trademarks and patents	142,641	(85,759)	56,882	142,641	(75,238)	67,403
Formulations	85,672	(56,057)	29,615	85,672	(48,916)	36,756
Total amortizable intangible assets	$43,490,526	$(3,238,335)	$40,252,191	$43,490,526	$(1,986,946)	$41,503,580
Unamortizable intangible assets
Goodwill	$4,178,932			$4,178,932

The Company is currently in dispute over the terms of various agreements related to certain of the intangible assets listed above (see Note 5) and failed to make certain required payments ensuring continued rights to such assets. While Management believes that it will reach a successful settlement to the terms and conditions thereunder, no assurance can be given that these negotiations will be successful or that the Company will reach a satisfactory resolution of this matter. In the event a satisfactory resolution cannot be reached and rights of termination under the agreements are invoked, the Company could lose substantial, or possibly all, rights under such agreements. Accordingly, amounts recorded as intangible assets associated with these contracts, which represent substantially all of the Company’s intangible assets, would be impaired. However, until termination rights under the agreements are exercised, the Company’s rights under the agreements are deemed to be in full force and effect and the related intangibles unimpaired.

Note 5 – Commitments and contingencies

From time to time, the Company is party to a variety of legal proceedings arising out of the normal course of business, including cases in which damages may be sought. The Company believes it has valid defenses and is vigorously defending any pending litigation. While the results of litigation cannot be predicted with certainty, the Company believes that the outcome of any proceedings will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

During March 2004, an attorney representing a former employee of one of the Company’s subsidiaries notified the Company that he was prepared to initiate litigation for alleged breach of his employment agreement, simultaneously demanding that the Company take certain remedial steps in connection with certain manufacturing processes and cure alleged breaches of certain agreements related to the COF acquisition. As of May 7, 2004, the Company is in settlement negotiations with the individual and estimates a potential settlement of approximately $150,000. Accordingly, an accrual of $150,000 has been recorded at March 31, 2004; final settlement is contingent upon execution of a definitive agreement and approval by the Company’s Board of Directors.

In connection with the ENI acquisition, the Company became party to a Development and License Agreement and subsequent Amendment (collectively, the “ENI Agreements”) with Skye. The ENI Agreements provide for certain product identification and license exclusivity rights on nutraceutical products utilizing Skye’s patented drug-delivery technologies, GEOMATRIX®, in exchange for various commitments as follows:

•                  In consideration for the Amendment and development services through 2004 and contingent on additional debt or equity financing of $3,000,000, the Company is obligated to pay Skye $1,000,000 in four equal installments beginning January 1, 2004 and each first day of each quarter thereafter.

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

As of May 7, 2004, the Company successfully completed the aforementioned contingent financing, however, is currently in dispute with Skye over the terms of the ENI Agreements and failed to make two payments to Skye of $250,000 each on January 1 and April 1, 2004. On April 6, 2004, the Company received a demand letter from Skye related to the past due payments, which triggered the 30 day negotiation period under the agreement, as required before initiating formal collection proceedings. The Company is currently in discussions to modify both the terms and payment schedules under the ENI Agreements. While Management believes that it will reach a successful settlement to the terms and conditions thereunder, no assurance can be given that these negotiations will be successful or that the Company will reach a satisfactory resolution of this matter. In the event a satisfactory resolution cannot be reached and Skye exercises its rights of termination under the ENI Agreements, the Company could lose substantial, or possibly all, rights under the ENI Agreements. Accordingly, amounts recorded as intangible assets associated with these contracts, which represent substantially all of the Company’s intangible assets, would be impaired. However, until Skye exercises its termination rights under the ENI Agreements, the Company’s rights under the agreements are deemed to be in full force and effect and the related intangibles unimpaired.

In March 2004, the Company entered into Purchase Agreements and sold 450,000 shares of the Company’s common stock at $1.00 per share with rights to receive a portion of the Company’s net revenues, as defined therein, from the sale of X-Fat® (“the Royalty Rights”). Under the terms of the agreements, finder’s fees are paid to certain individuals as compensation equal to cash of 8% of funds raised and shares of the Company’s common stock equal to 8% of the number of shares issued under the agreement. Investors shall receive Royalty Rights on a pro-rata basis of 10% and 3% on the first $15,000,000 and subsequent $85,000,000 of X-Fat® net revenues, respectively, during the two-year period commencing April 1, 2004 and terminating March 31, 2006. Royalty payments on the first $15,000,000 and subsequent $85,000,000 of net revenues shall be made in cash and shares of common stock valued at $1.00 per share, respectively. Cash payments must be made within 50 days after the end of each calendar quarter and within 105 days after the end of each year.

In March 2004, the Company signed a Marketing Agreement with Sciber Health, LLC (“Reseller”) that grants certain exclusive rights to market and sell X-Fat® over the Internet and non-exclusive rights to market X-Fat through print ads, radio, and television. The Company has retained the rights to market X-Fat through its own websites. Under the agreement, which has a five-year term, the Reseller must sell minimum levels of X-Fat within certain periods or the Company has the right to terminate the exclusivity of the Agreement. As payment for reselling the product, the Reseller will receive 50% of the gross sales of the product, as defined therein. During the 18-month period following execution, the Company will grant the Reseller 100,000 stock options at $1.00 per share for each $2,500,000 in gross sales received, up to a maximum of 500,000 stock options should gross sales equal or exceed $12,000,000. The underlying common stock for any stock options granted has registration rights as specified in the agreement. As of May 7, 2004, no material gross sales subject to the agreement had occurred.

In March 2004 in a separate but related agreement, the Company executed a Call Center Agreement with Globex Marketing, LLC (“Globex”), under which the Company has agreed to pay Globex 7% of all orders handled and processed, plus a fee related to processing time. The Call Center Agreement has a one-year term with automatic renewals unless cancelled 30 days before the renewal date. As of May 7, 2004, there were no material orders handled and processed by Globex.

Note 6 – Equity Transactions

During January 2004, the Company’s former Chairman and Chief Executive Officer exercised his rights under a “net exercise” provision and exchanged 1,000,000 warrants at an exercise price of $0.35 per share, originally granted to him in 2001, for 765,100 shares of common stock.

During the quarter ended March 31, 2004, the Company issued the following shares of restricted common stock in consideration for consulting, investment banking, or other services rendered, compensation, release of debt, or various other claims that the parties may have had against it:

Description	Shares	Consideration
Common stock private placement broker fees	36,000	$28,800
Registration rights penalty	161,200	$186,992
Settlement of claim	140,000	$162,400
Consulting services	20,000	$25,100
	357,200	$403,292

In March 2004, the Company entered into Purchase Agreements (see Note 5) and sold 450,000 shares of the Company’s common stock at $1.00 per share, generating cash proceeds of $414,000, net of cash offering costs of $36,000. In addition, 36,000 shares of common stock with a combined fair market value at the date of issuance of $28,800 were issued to financial advisors to facilitate the transaction, thus increasing the total offering costs to $64,800.

Pursuant to a registration rights agreement related to a November 2002 private placement of 1,367,500 shares of common stock, the Company was required to file and have declared effective a registration statement to register the shares of common stock issued and shares that may be issued upon exercise of the Series B Warrants and Series C Warrants from the private placement prior to March 20, 2003. The Company failed to have the registration statement declared effective by the deadline; as a result, the investors are owed liquidation damages equal to 2% per month of the purchase price of said securities, calculated on a pro rata basis to the date on which the registration statement was ultimately declared effective. During 2003, an agreement was reached with some of the investors to pay such damages in shares of common stock at a ratio of two shares of common stock for every $1 of liquidation damage earned. For the period through August 21, 2003, the Company agreed to settle the penalty amount owed by the issuance of 328,200 shares of our common stock, valued at approximately $367,000. During the quarter ended March 31, 2004, 161,200 shares of restricted common stock were issued, valued at $186,992, related to the settlement agreements. It is expected that additional penalty shares will be issued after the registration statement, filed January 14, 2004, is declared effective. At March 31, 2004, approximately $323,000 has been accrued to settle the additional amounts owed.

During the quarter ended March 31, 2004, holders of 2,197,438 shares of Series A Preferred Stock converted such shares into 2,197,438 shares of common stock. As a condition to conversion, the Company granted 439,488 warrants with an exercise price of $2.00 per share. The value of the converted Series A Preferred Stock was $4,199,623 and the value of the warrants was $250,508 using the Black-Scholes option-pricing model. Dividends on the Series A Preferred Stock issued in June 2002 are cumulative and are to be paid every six months from the date of issuance for a total of 18 months with no obligation to pay dividends thereafter. During June 2003 and February 2004, 380,488 and 204,623 additional shares of Series A Preferred Stock valued at $380,488 and $204,623, respectively, were issued in satisfaction of all dividends owed to holders of Series A Preferred Stock for a cumulative dividend of $585,111. At March 31, 2004, 1,417,510 shares of Series A Preferred Stock remain outstanding pending the issuance of a like amount of common stock.

The market value of the Company’s common stock on the dates Series A Preferred Stock was sold ranged between $1.25 - $3.40 per common share. In accordance with EITF 98-5, as amended by EITF 00-27, because the Series A Preferred Stock was sold at a price less than market value of the underlying components of the security, a beneficial conversion to holders of the Series A Preferred Stock occurred. Accordingly, during 2002 the Company recorded a discount of $3,382,172 within shareholders’ equity and a corresponding amount to preferred stock additional paid-in-capital. The Series A Preferred Stock is convertible into common stock at the option of the holder at any time after the first anniversary date of its issuance, thus the beneficial conversion was amortized over a one-year period and fully amortized by December 31, 2003. In conjunction with the conversion of the Series A Preferred shares during the quarter ended March 31, 2004, $2,002,185 of previously amortized beneficial conversion was reclassified from preferred stock additional paid-in-capital to common stock additional paid-in-capital.

In July 2003, the Company completed a private placement for 500,000 shares of Series C Preferred Stock. The market value of the Company’s common stock on the date the Series C Preferred Stock was sold was $1.18 per common share. In accordance with EITF 98-5, as amended by EITF 00-27, because the Series C Preferred Stock was sold at a price less than market value of the underlying components of the security, a beneficial conversion to holders of the Series C Preferred Stock occurred. Accordingly, during 2003 the Company recorded a discount of $253,198 within shareholders’ equity and a corresponding amount to preferred stock additional paid-in-capital. The Series C Preferred Stock is convertible into common stock at the option of the holder at any time after the first anniversary date of its issuance, thus the beneficial conversion is amortized over a one-year period. A total of $63,300 of the Series C Preferred Stock discount was amortized during the quarter ended March 31, 2004 leaving an unamortized balance of $63,299.

In order to fund operating activities, the Company, from time to time, issues common stock, or options or warrants to purchase shares of common stock, in consideration for consulting, investment banking, or other services rendered, compensation, release of debt, or various other claims. Certain of these issuances or grants are for services to be rendered over a contract period ranging from twelve to thirty six months and, as a result, are amortized to expense over the life of the respective contracts. During the quarter ended March 31, 2004, $48,702 was amortized to expense related to stock issued for such services, leaving an unamortized balance of $341,548 at March 31, 2004. During the quarter ended March 31, 2004, $61,130 was amortized to expense related to options and warrants issued for such services, leaving an unamortized balance of $145,662 at March 31, 2004.

In accordance with FIN 44, a non-cash charge to expense is required if the price of the Company’s common stock on the last trading day of a reporting period is greater than the exercise price of certain stock options and warrants issued. The requirements of FIN 44 may also result in a credit to expense to the extent that the trading price declines from the trading price as of the end of the previous reporting period, provided however that a credit is not recorded to the extent our common stock trades below the exercise price of the options or warrants. In accordance with FIN 44, the Company adjusts expense upward or downward on a periodic basis based on the trading price at the end of each period. The Company has outstanding 1,310,000 officer warrants issued in April 2003, 300,000 options issued in July 2003, and 120,000 options issued in May 2002 that must be periodically revalued and adjusted in accordance with FIN 44. As a result, the Company recorded a reduction in salaries and benefit costs of $419,360 and a reduction in professional fees of $90,875 during the quarter ended March 31, 2004, which represents the fair value of the effective repricing of the warrants and options using the Black-Scholes option-pricing model at the valuation dates.

Note 7 – Related Party Transactions

Officers and Directors

In January 2004, the Company announced its plans to consolidate its Phoenix, Arizona operations into its Salt Lake City, Utah facility as part of a cost-saving strategy during the first half of 2004. Simultaneously, Brad Edson, the Company’s Chief Executive Officer and Chairman, voluntarily resigned from his positions with the Company to pursue other business interests. The Board of Directors immediately appointed Stuart Benson, the Company’s President, into the role of Chief Executive Officer and Donald Hannah, a Director, as Chairman of the Board of Directors. In addition, the board appointed Mitch Feinglas, previously a consultant to the Company, to the positions of Chief Operating Officer and Director.

In connection with Mr. Edson’s departure, the Company executed a severance agreement that provides for cash payments of $244,068 ($119,034 due within eight days of execution, $19,839 due on each first day of July, August, and September 2004, and $21,839 due on each first day of October, November, and December 2004) and 600,000 shares of the Company’s common stock, valued at $498,000, due within eleven days of execution and included in a pending Registration Statement initially filed January 14, 2004. In addition, the Company agreed to continue to pay Mr. Edson’s medical benefits until the earlier of (i) July 31, 2005, or (ii) the date he becomes eligible to be covered under another program. Through March 31, 2004, neither the first payment nor common shares initially due had been paid or issued; accordingly, an accrual of $742,068 was recorded at March 31, 2004. As of May 7, 2004, timing of the initial payment has been renegotiated and payments totaling approximately $59,500 have been made, while the shares remain unissued.

In March 2004, the Company transacted a common stock private placement (see Note 5) for which finder’s fees of 8% in cash and 8% in common stock were authorized to various parties to facilitate the transaction. Through March 31, 2004, the Company paid $16,000 in cash and issued 16,000 shares of common stock, valued at $12,800, to a company whose principal is our former Chief Executive Officer and Chairman for such services. In addition, 100,000 of the 450,000 common shares issued to investors in this private placement, valued at $100,000, were issued to family members of our former Chief Executive Officer and Chairman.

Prior to his appointment as Chief Operating Officer and Director, the Company had agreements with Mitch Feinglas to perform consulting or other services. During the quarter ended March 31, 2004, the Company paid $20,300 to various companies on Mr. Feinglas’ behalf for such services or other reimbursements pursuant to the terms of his agreements.

Pursuant to a settlement related to registration rights on the Company’s November 2002 common stock private placement (see Note 6), the Company issued 24,000 shares of its common stock, valued at $27,840, during the quarter ended March 31, 2004 to Leslie Quick, a member of the Company’s Board of Directors.

Shareholders

The Company has a consulting arrangement with Stephen Chen, Chairman and Chief Executive Officer of Strong International, Inc., the sole shareholder of the outstanding Series B and Series C Preferred Stock, to assist in creating strategic alliances in China. During the quarter ended March 31, 2004, the Company made cash payments of $19,000 to Mr. Chen related to such services.

The Company had a promissory note payable to Fifth Avenue Capital, Inc. (“FAC”), a major shareholder, assumed as part of the ENI acquisition in the amount of $100,000, bearing interest at prime plus 2%. Stephen Morris, a shareholder, is the President and sole Director of FAC. During the quarter ended March 31, 2004, the Company paid $100,000 to FAC as payment in full on the promissory note. In addition, 25,000 shares of restricted common stock, valued at $33,500, that were issued to Mr. Morris prior to December 31, 2003 were returned and the related receivable relieved by March 31, 2004.

Concurrent with the MAF acquisition in November 2002, we executed a three-year consulting agreement with Phillip Maffetone, a shareholder and former owner of MAF, to provide product development and marketing services in exchange for monthly fees of $8,333. While no monies were paid during the quarter ended March 31, 2004, the Company has recorded an accrual of approximately $31,000 related to such fees at March 31, 2004.

Other Related Parties

The Company has an agreement with Michael Edson, a family member of the Company’s former Chairman and Chief Executive Officer, under which he provides certain services, including prospecting, establishing, and servicing complementary and alternative healthcare practices and other proprietary distribution channels. Payments totaling $9,507 were made during the quarter ended March 31, 2004 for commissions under the agreement.

Note 8 – Subsequent Events

Stock issuances and option/warrant grants

Between March 31 and May 7, 2004, the Company issued shares of common stock and granted options or warrants as follows with their fair market value as of the date of grant, where appropriate:

Matter	Stock	Options & Warrants		Fair Market Value of Securities
		Number	Exercise Price
Series A Preferred Stock conversions and required warrant dividend of 20%	154,350	30,870	$2.00	$154,350
Series B Preferred Stock conversion and required stock dividend of 25%	1,250,000	—	N/A	$1,250,000
Registration rights penalty shares	16,800	—	N/A	$19,488
Common stock private placement and required stock brokerage fee	64,800	—	N/A	$63,936
Consulting agreement – financial advisory services	—	100,000	$0.89	$88,000
	1,485,950	130,870		$1,575,774

Other

During May 2004, the Company established a wholly owned subsidiary, Wellness Watchers Systems, Inc., which will function as a distributor for the Company’s products. As of May 7, 2004, no material activities had yet occurred and no assets were held.

ITEM 2. Management’s Discussion and Analysis or Plan of Operations.

The following discussion and analysis should be read in conjunction with the Company’s financial statements and the notes thereto contained elsewhere in this filing and in conjunction with the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows, and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to those set forth in our Form 10-KSB/A for the year ended December 31, 2003.

Overview

Through our operating subsidiaries, we develop or license nutraceuticals and pharmaceuticals, including proprietary drug delivery systems that can be applied to our nutraceuticals, marketing them for distribution through physicians, medical groups, chiropractic offices, and retail outlets. In addition, we formulate, market, and distribute vitamins, herbs, high quality dietary supplements, and therapeutic and functional food products through similar distribution channels. Nutraceuticals are products that are isolated or purified from foods and generally sold in medicinal forms not usually associated with foods, including tablets, capsules, or drops. These nutraceuticals may have physiological benefits or have the ability to reduce the risk of chronic disease beyond basic nutritional products. We develop and test our nutraceuticals in collaboration with leading medical experts in the nutraceuticals field. We have designed them to be incorporated by physicians into a standard physician-patient program in which patients supplement doctor-prescribed pharmaceuticals with our nutraceuticals.

Our business strategy is to capitalize on the growing complimentary and alternative medicine market by creating scientifically proven and supported condition-specific formulations, offering a broad range of natural, general health nutraceuticals and functional foods/beverages, and exploring alternative distribution channels by gaining practitioner confidence and support for our products. We plan to focus on certain target conditions, providing the market with high quality, relevant products through key distribution channels.

Results of Operations

The following sets forth selected financial data and its percentage of revenue for the quarters ended March 31:

	2004		2003		Increase (Decrease)
	Amount	%	Amount	%

Revenue	$1,661,350	100.0%	$425,324	100.0%	$1,236,026
Cost of goods sold	934,782	56.3%	280,408	65.9%	654,374
Gross profit	726,568	43.7%	144,916	34.1%	581,652

Administrative expenses
Salaries and benefits	1,075,731	64.8%	368,035	86.5%	707,696
Professional and consulting fees	263,317	15.8%	469,056	110.3%	(205,739)
Selling, general and administrative	761,323	45.8%	245,478	57.7%	515,845
Research and development	299,030	18.0%	143,636	33.8%	155,394
Depreciation and amortization	1,276,005	76.8%	47,205	11.1%	1,228,800
Total	3,675,406	221.2%	1,273,410	299.4%	2,401,996

Net loss from operations	(2,948,838)	(177.5)%	(1,128,494)	(265.3)%	(1,820,344)
Other income (expense)
Interest income	631	0.0%	2,777	0.7%	(2,146)
Interest expense	(425,803)	(25.6)%	(15,758)	(3.7)%	(410,045)
Net loss	$(3,374,010)	(203.1)%	$(1,141,475)	(268.4)%	$(2,232,535)

Quarter Ended March 31, 2004 Compared to the Quarter Ended March 31, 2003

Revenue:  Total revenue for the quarters ended March 31, 2004 and 2003 was $1,661,350 and $425,324, respectively, an increase of $1,236,026. This increase is primarily attributable to our acquisitions of COF and DFN during third and fourth quarters of 2003, contributing approximately $515,000 and $946,000 in new revenues during the quarter ended March 31, 2004, respectively. This increase was offset by lower revenues from MAF and Essentum® products of approximately $202,000 as a result of increased competition in the MAF nutritional bar marketplace, as well as a change in our product focus due to our various 2003 acquisitions.

Cost of Goods Sold and Gross Profit: Cost of goods sold for the quarters ended March 31, 2004 and 2003 was $934,782 and $280,408, respectively, an increase of $654,374. This increase corresponds to the increase in revenues related primarily to our acquisitions of COF and DFN, contributing approximately $281,000 and $496,000 in cost of goods sold during the quarter ended March 31, 2004, respectively. This increase was offset by the corresponding reduction in revenues from MAF and Essentum® products, reducing costs of goods sold by approximately $179,000. The gross profit percentage for the quarters ended March 31, 2004 and 2003 was 43.7% and 34.1%, respectively, an increase of approximately 10%. The favorable variance over the prior period is substantially a result of the addition of higher gross margin products of COF and DFN, who experienced 45% and 48% gross profit percentages for the quarter ended March 31, 2004, respectively. In addition, MAF increased its gross profit percentage by approximately 6% over the prior comparable period through cost reduction measures and synergies gained through our acquisitions.

Administrative Expenses:

Salary and benefits for the quarters ended March 31, 2004 and 2003 were $1,075,731 and $368,035, respectively, for an increase of $707,696. This increase is partially attributable to our acquisitions of COF and DFN during the third and fourth quarters of 2003, contributing approximately $204,000 and $80,000 in salary and benefit costs during the quarter ended March 31, 2004, respectively. In addition, Brad Edson, our former Chief Executive Officer and Chairman, resigned in January 2004 resulting in approximately $742,000 of severance expense (approximately $244,000 in cash payments due and 600,000 shares of common stock, valued at $498,000, to be issued) during the quarter ended March 31, 2004. Furthermore, we accrued $150,000 at March 31, 2004 related to an estimated settlement with a former employee whose employment contract was terminated in January 2004. The aforementioned increases are offset by a reduction of approximately $419,000 related to repricing adjustments required in accordance with FIN No. 44(1) for 1,310,000 warrants issued to one of our officers in 2002.

(1)          In accordance with Financial Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation,” a non-cash charge to compensation expense is required if the price of our common stock on the last trading day of a reporting period is greater than the exercise price of certain stock options and warrants issued to officers or employees. The requirements of FIN 44 may also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of previous reporting period, provided however that a credit is not recorded to the extent our common stock trades below the exercise price of the options or warrants. In accordance with FIN 44, we adjust compensation expense upward or downward on a monthly basis based on the trading price at the end of each period.

Professional and consulting fees were $263,317 and $469,056 during the quarters ended March 31, 2004 and 2003, respectively, for a decrease of $205,739. This decrease is primarily a result of a reduction of approximately $115,000 in amortization of common stock, options, or warrants issued under various consulting or other service contracts, as most of these contracts expired throughout 2003. The remaining difference is comprised primarily of a downward repricing adjustment of approximately $91,000 during the quarter ended March 31, 2004 in accordance with FIN 44 related to options previously issued in our agreement with the Arizona Heart Institute, our distribution partner for Essentum®.

Selling, general, and administrative expenses for the quarters ended March 31, 2004 and 2003 were $761,323 and $245,478, respectively, for an increase of $515,845. A portion of the overall increase can be attributed to an aggregate cost contribution from acquired entities of approximately $422,000, which includes such charges as facilities, sales and marketing, and other general and administrative items. The remaining increase is comprised primarily of additional travel and entertainment costs in excess of the prior year’s comparable period as a result of increased executive travel between subsidiaries and abroad for promotion or planning of our newly acquired products and technologies, including X-Fat® and GEOMATRIX®.

Research and development costs are expensed as incurred and totaled $299,030 and $143,636 for the quarters ended March 31, 2004 and 2003, respectively, increasing $155,394. The net increase is primarily due to an additional $250,000 due under our agreements with Skye related to the licensing of the GEOMATRIX® technologies, offset by a reduction of approximately $80,000 during the quarter ended March 31, 2004 in amortization of common stock, options, or warrants issued in under various consulting or other service contracts, as most of these contracts expired throughout 2003.

Depreciation and amortization expense for the quarters ended March 31, 2004 and 2003 was $1,276,005 and $47,205, respectively, increasing $1,228,800. The increase is primarily attributable to amortization of intangibles acquired or recorded as part of acquisitions, as well as increased depreciation related to acquired tangible assets, of approximately $1,232,000, offset to a lesser extent by assets fully depreciated during 2003.

Other Income (Expense):

Interest Expense for the quarters ended March 31, 2004 and 2003 was $425,803 and $15,758, respectively, for an increase of $410,045. This increase is comprised of approximately 1) $86,000 in interest charges related to shares of our common stock that must be issued to shareholders as a penalty due to our failure to timely file and have declared effective a registration statement to register the shares of common stock issued in our November 2002 private placement, 2) $186,000 in amortization of deferred debt issuance costs and debt discount attributable to our December 2003 offering of $4,587,738 aggregate principal amount of Senior Secured Convertible Notes, and 3) $139,000 in interest expense from our Senior Secured Convertible Notes.

Net loss:  Our net loss for the quarters ended March 31, 2004 and 2003 was $3,374,010 and $1,141,475, respectively, for an increase of $2,232,535. A majority of this increase relates to additional interest, depreciation, and amortization charges explained herein. Our loss before interest, taxes, depreciation, and amortization for the quarters ended March 31, 2004 and 2003 was approximately $1,492,000 and $1,081,000, respectively, for an increased loss of approximately $411,000. This variance is primarily a result of costs associated with promotion, planning, or research and development of our newly acquired products and technologies, including X-Fat® and GEOMATRIX®, as described herein.

Liquidity and Capital Resources

At March 31, 2004, we had approximately $407,000 in cash and approximately $550,000 of cash in escrow, included in prepaid expenses and other current assets at March 31, 2004, that will be used to make the 2004 interest payments on our December 2003 Senior Secured Convertible Notes.

Cash flows used in operating activities of approximately $1,451,000 and $856,000 during the quarters ended March 31, 2004 and 2003, respectively, have increased substantially over prior year due to the operating expenditures of our acquisitions (COF and ENI), which have not yet begun to generate positive cash flow from operations, as well as operating costs associated with promotion, planning, or research and development of our newly acquired products and technologies, including X-Fat® and GEOMATRIX®.

Cash flows used in investing activities increased approximately $126,600 over prior year’s comparable period, to approximately $128,000 from $1,400 during the quarters ended March 31, 2004 and 2003, respectively. The substantial increase relates to capital expenditures associated with the consolidation and expansion of operating facilities in Utah during the first quarter of 2004.

Cash flows from financing activities of approximately $257,000 during the quarter ended March 31, 2004, versus cash flows used of approximately $65,000 during the quarter ended March 31, 2003, were positively impacted by $414,000 in cash proceeds generated by our private placement of 450,000 shares of common stock at $1.00 per share, net of cash offering costs of $36,000, during the quarter ended March 31, 2004. This inflow was offset by servicing of total indebtedness assumed in our 2002 and 2003 acquisitions of approximately $1.5 million to be serviced over the next one to four year period.

To date, we have funded our operations and acquisition activity primarily from cash generated from private placements and with funds from borrowings under various debt instruments, as summarized in the table below, generating aggregate net cash proceeds of $6,360,300 during the fifteen-month period ended March 31, 2004, as summarized below.

Date	Description	Shares or Principal	Price Per Share	Net Cash Proceeds	Options & Warrants	Exercise Price

April, 2003	Series B Preferred	1,000,000	$1.00	$875,000	1,000,000 Series D	$1.30
					1,000,000 Series E	$1.60
July, 2003	Series C Preferred	500,000	$1.00	$437,500	500,000 Series D	$1.30
					500,000 Series E	$1.60

August, 2003	Series D Preferred	1,000,000	$1.00	$815,000	N/A	N/A
October -	Bridge Notes(1)	1,530,000	$1.00	$1,316,400	3,060,000 No Series	$1.00
December, 2003					1,530,000 No Series	$1.50

December, 2003	Senior Secured Notes(1)	4,587,738	$1.00	$2,502,400	4,587,738 No Series	$1.00
March, 2004	Common Stock	450,000	$1.00	$414,000	N/A	N/A
				$6,360,300

(1)                    Principal of $1,530,000 and accrued interest of $17,738 on the Bridge Notes converted into Senior Secured Notes.

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

We are in the process of improving, acquiring, or developing products for sale that would generate revenue to sustain its operations, as well as consolidating its operations in order to gain cost synergies and efficiencies. If successful, these actions will serve to mitigate the factors that have raised doubt about our ability to continue as a going concern and increase the availability of resources for funding of our current operations and future market development. In addition, during April 2004 we sold 60,000 shares of common stock at $1.00 per share pursuant to the terms of our March 2004 Purchase Agreement with rights to receive a portion of net revenues, as defined therein, from the sale of X-Fat®. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Critical accounting policies

Acquisitions

We account for acquisitions in accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 141 “Business Combinations” and accordingly apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and separately identify recognized intangible assets that meet certain criteria, amortizing these assets over their determinable useful lives.

Goodwill

Goodwill represents the excess of the aggregate price paid over the value of the net equity acquired in an acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are no longer required to amortize goodwill, but are required to review goodwill for impairment at least annually or whenever events indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” During 2003, events occurred that would indicate goodwill had been impaired and, accordingly, we recorded an impairment of $6,777,480 at December 31, 2003. There was no further impairment during the quarter ended March 31, 2004.

Intangible assets

Our other intangible assets include trademarks, patents, formulations, customer lists, and various marketing and license agreements. Intangible assets are amortized on a straight-line basis over the lesser of the correlating agreements or estimated useful lives ranging from 2 to 14 years.

Impairment of Long-lived assets

Long-lived assets and identifiable other intangible assets to be held and used are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill and other intangible assets arising from various acquisitions are evaluated for impairment at least annually or whenever events occur that would indicate that impairment had occurred. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. As discussed above, events occurred during 2003 that would indicate goodwill had been impaired and, accordingly, we recorded an impairment of $6,777,480 at December 31, 2003. There was no further impairment during the quarter ended March 31, 2004.

When evaluating goodwill and other intangibles for impairment, assumptions used include estimates of (i) market share penetration, (ii) timing of product rollouts for new products, (iii) licensing royalty percentages, (iv) manufacturing costs, (v) selling prices, (vi) volumes sold, and (vii) discount rates. Any changes in assumptions applied in the cash flow model used to evaluate goodwill and other intangibles for impairment may affect the outcome of the analysis. Unfavorable changes in assumptions may result in further impairments of goodwill and other intangibles.

Stock based compensation

We account for our stock option plans in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provide pro forma net income or loss and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

We are subject to reporting requirements of FIN 44, “Accounting for Certain Transactions Involving Stock Compensation,” which requires a non-cash charge to deferred compensation expense if the price of our common stock on the last trading day of each reporting period is greater than the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the trading price exceeds the exercise price of the options.

We account for our Plans under the recognition and measurement principles of APB No. 25 and related Interpretations. No stock-based employee compensation (except that related to repriced warrants in accordance with FIN 44) is reflected in net loss, as all options and warrants granted had an exercise price equal to or below the market value of the underlying common stock at the date of grant.

ITEM 3. Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 45 days of the filing date of this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this report was being prepared.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

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

ITEM 2. Changes in Securities.

Stock Grants

Stock for Services – During the quarter ended March 31, 2004, we issued 357,200 shares of restricted common stock in consideration for consulting, investment banking, or other services rendered, compensation, release of debt, or various other claims which the parties may have had against us in transactions exempt under Section 4(2) of the Act, as a transaction by an issuer not involving a public offering, as set forth below.

Name	Shares	Consideration
21st Century Diversified Holdings, Inc. (1)	16,000	$12,800
Asciutto, Basil	2,400	$2,784
Ellis AG	12,000	$13,920
Labella, Charles	10,000	$11,600
Leslie, Sam	2,400	$2,784
Mark Smith Living Trust	2,400	$2,784
Monarch Capital	20,000	$16,000
Quick, Leslie C. III(2)	24,000	$27,840
Quick, Thomas	24,000	$27,840
Strategic Asset Management, Inc.	140,000	$162,400
Triton Group	84,000	$97,440
Wernick, Howard	20,000	$25,100
	357,200	$403,292

(1)          Principal is our former Chief Executive Officer and former Chairman of our Board of Directors.

(2)          Member of our Board of Directors.

Private Placements – In March 2004, we entered into Purchase Agreements and sold 450,000 shares of our common stock at $1.00 per share, generating cash proceeds of $414,000, net of cash offering costs of $36,000. In addition, 36,000 shares of common stock with a combined fair market value at the date of issuance of $28,800 (included in “Stock for Services”) were issued to financial advisors to facilitate the transaction, thus increasing the total offering costs to $64,800. These transactions are exempt under Section 4(2) of the Act, as a transaction by an issuer not involving a public offering, and are set forth below.

Name	Shares	Consideration
A. Dennis & Randy Goldberg	50,000	$50,000
Insider’s Trend Fund, L.P.	125,000	$125,000
John S. Nussbaum(1)	40,000	$40,000
John T. & Theresa A. Nussbaum(1)	10,000	$10,000
Kody King & Jill Marie Gooding Newland	50,000	$50,000
Leo Mindel Non GST Exempt Family Trust II	125,000	$125,000
Susan J. Caldwell Living Trust	50,000	$50,000
Thelma Edson(1)	60,000	$60,000
	450,000	$450,000

(1)          Family member of our former Chief Executive Officer and former Chairman of our Board of Directors.

Other Grants – During the quarter ended March 31, 2004, we issued 2,962,538 shares of restricted common stock in other transactions, including the conversion of 2,197,438 shares of Series A Preferred stock and the net exercise of 1,000,000 warrants, in transactions exempt under Section 4(2) of the Act, as a transaction by an issuer not involving a public offering, as set forth below.

Name	Shares	Consideration
Arzu, Jose Antonio	474,075	$906,026
Chen, Stephen(2)	578,812	$1,106,195
Crescent Venture Investors, LLC	220,500	$421,408
Danoff, Eve K. & Robert B.	11,025	$21,070
Dwyer, John	27,563	$52,676
Edson, Bradley(1)	765,100	$—
Goldstein, Colette	11,025	$21,070
Hannah, Kristian(3)	115,763	$221,240
Hannah, Steven(3)	115,763	$221,240
Hoa, Xu	578,812	$1,106,195
Servold, Dale J. & Kerry M.	1,025	$1,959
Stern, Michael J.	10,000	$19,111
Stern, Michael J. Custodian for Jennifer Susan Stern	10,000	$19,111
Stern, Michael J. Custodian for Lisa Barbara Stern	10,000	$19,111
WJ B Insurance Company, Ltd.	33,075	$63,211
	2,962,538	$4,199,623

(1)          Former Chief Executive Officer and former Chairman of our Board of Directors.

(2)          Is a principal of an entity that is a major shareholder.

(3)          Family member of a member of our Board of Directors.

Option/Warrant Grants

During the quarter ended March 31, 2004, we granted 439,488 warrants with an exercise price of $2.00 per share as a condition of conversion of 2,197,438 shares of Series A Preferred Stock.

No underwriters were involved in connection with the sales of securities referred to in this Item 2.

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None

ITEM 6. Exhibits and Reports on Form 8-K.

(a)          The following documents are filed as part of this Report:

(1)                                  Financial statements filed as part of this Report:

Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003
Consolidated Statements of Operations (Unaudited) Quarters Ended March 31, 2004 and 2003
Consolidated Statements of Cash Flows (Unaudited) Quarters Ended March 31, 2004 and 2003
Notes to Consolidated Financial Statements (Unaudited)

(2)                                  Exhibits filed as part of this Report:

Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to Section 13a-14 of the Securities Exchange Act
31.2	Chief Financial Officer Certification pursuant to Section 13a-14 of the Securities Exchange Act
32.1	Certificate Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         We filed the following reports on Form 8-K during the quarter ended March 31, 2004.

(1)                                  A Report on Form 8-K was filed with the Securities and Exchange Commission on March 25, 2004 reporting under Item 5 relating to the resignation of a member of our Board of Directors and the appointment of a new Director and Chairman of our Audit Committee. No financial statements were included in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2004

By:	/s/ Stuart A. Benson
Stuart A. Benson, Chief Executive Officer

By:	/s/ Marcus Feder
Marcus Feder, Chief Financial Officer