Form 10QSB
period 2004-06-30
VITAL LIVING INC
filed 2004-08-16
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(602) 952-9909
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12-2 of the Exchange Act: Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practical date:

As of August 6, 2004, there were 69,721,183 shares of common stock outstanding.

Transition Small Business Disclosure Format (Check one): Yes  ☐  No  ☒

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

VITAL LIVING, INC.

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$173,754	$1,729,311
Accounts receivable, trade; net of allowance for doubtful accounts of $27,000 and $32,000, respectively	382,166	371,586
Accounts receivable, related parties	—	67,000
Inventory, net of reserve of $95,000 and $86,000, respectively	966,879	557,005
Prepaid expenses and other current assets	707,320	1,099,767
Total current assets	2,230,119	3,824,669
Other assets
Deferred debt issuance costs, net of accumulated amortization of $330,372 and $230,871, respectively	886,135	985,636
Property and equipment, net	252,257	169,107
Goodwill	2,113,416	4,178,932
License agreement – GEOMATRIX®, net	23,031,943	33,790,858
License agreement X-Fat®, net	3,847,005	3,990,504
Marketing agreement, net	730,117	3,533,226
Other intangible assets, net	119,738	188,992
Other non-current assets	28,908	46,308
Total other assets	31,009,519	46,883,563
Total assets	$33,239,638	$50,708,232
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, trade	$1,788,982	$1,691,602
Accrued and other current liabilities	1,907,026	1,386,430
Current portion of long-term debt	542,105	584,571
Notes payable, related parties	161,833	260,045
Total current liabilities	4,399,946	3,922,648
Long-term debt, net of debt discount of $2,413,018 and $2,686,190, respectively	2,519,845	2,294,248
Total liabilities	6,919,791	6,216,896

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock - Series A, $0.001 par value, 10,000,000 shares authorized; 1,252,129 and 3,410,325 shares issued and outstanding, respectively	1,252	3,410
Preferred stock - Series B, $0.001 par value, 1,000,000 shares authorized; no and 1,000,000 shares issued and outstanding	—	1,000
Preferred stock - Series C, $0.001 par value, 3,000,000 shares authorized; 500,000 shares issued and outstanding	500	500
Preferred stock - Series D, $0.001 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital – preferred	3,081,306	8,389,210
Discount on preferred stock – unamortized	—	(126,599)
Common stock, $0.001 par value, 150,000,000 shares authorized; 67,735,986 and 58,269,466 shares issued and outstanding, respectively	67,736	58,269
Additional paid-in capital – common	81,426,422	74,268,229
Stock, options, and warrants – unamortized	(813,516)	(597,042)
Treasury stock, 424,000 shares at cost	(72,280)	(72,280)
Accumulated other comprehensive income	(48,893)	(42,640)
Retained deficit	(57,323,680)	(37,391,721)
Total stockholders’ equity	26,319,847	44,491,336
Total liabilities and stockholders’ equity	$33,239,638	$50,708,232

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$1,440,480	$408,006	$3,101,830	$833,330
Cost of goods sold	756,975	187,924	1,691,757	468,332
Gross profit	683,505	220,082	1,410,073	364,998
Administrative expenses
Salaries and benefits	30,421	1,739,775	1,106,152	2,107,810
Professional and consulting fees	540,705	286,822	804,022	755,878
Selling, general and administrative	641,870	242,035	1,403,193	487,513
Research and development	304,931	133,887	603,961	277,523
Depreciation and amortization	1,277,891	55,246	2,553,896	102,451
Impairment of goodwill and other intangible assets	13,337,516	—	13,337,516	—
Total administrative expenses	16,133,334	2,457,765	19,808,740	3,731,175
Net loss from operations	(15,449,829)	(2,237,683)	(18,398,667)	(3,366,177)
Other income (expense)
Other income related party	—	256,000	—	256,000
Interest income	500	1,510	1,131	4,287
Interest expense	(732,021)	(7,849)	(1,157,824)	(23,607)
Net loss	(16,181,350)	(1,988,022)	(19,555,360)	(3,129,497)
Preferred stock dividend	(250,000)	(380,488)	(250,000)	(380,488)
Deemed dividend associated with beneficial conversion of preferred stock	(63,299)	(312,693)	(126,599)	(1,146,653)
Net loss available to common stockholders	$(16,494,649)	$(2,681,203)	$(19,931,959)	$(4,656,638)

Basic and diluted loss per share	$(0.25)	$(0.11)	$(0.31)	$(0.18)
Preferred stock dividend	(0.01)	(0.02)	(0.01)	(0.02)
Deemed dividend associated with beneficial conversion of preferred stock	(0.00)	(0.02)	(0.00)	(0.06)
Basic and diluted loss per share available to common stockholders	$(0.26)	$(0.15)	$(0.32)	$(0.26)
Weighted average basic and diluted common stock outstanding	64,665,705	18,068,220	62,598,611	17,956,041

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(19,555,360)	$(3,129,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,553,896	102,451
Impairment of goodwill and other intangible assets	13,337,516	—
Issuance of common stock for services	101,215	174,000
Repricing of and modifications to options and warrants	(1,232,161)	1,380,400
Amortization of loan costs and debt discounts associated with senior convertible notes	372,673	—
Amortization of restricted common stock, options, and warrants issued for services	342,267	469,774
Other income related party	—	(256,000)
Allowance for bad debt	5,000	—
Inventory reserve	(9,000)	—
Change in operating assets and liabilities:
Accounts receivable	(15,580)	10,053
Inventory	(400,874)	30,376
Prepaid expenses and other current assets	409,847	(57,416)
Accounts payable	97,380	(221,223)
Accounts payable, related parties	—	(22,500)
Accrued and other current liabilities	1,610,947	(202,746)
Cash used in operating activities	(2,382,234)	(1,722,328)

Cash flows from investing activities:
Cost of acquisitions, net of cash acquired	—	(61,682)
Note receivable related party, net	—	(207,176)
Purchases of property and equipment	(134,270)	—
Cash used in investing activities	(134,270)	(268,858)

Cash flows from financing activities:
Payment on notes payable to related parties, net	(98,212)	—
Payments on notes and long term debt, net	(90,041)	(150,145)
Proceeds from sale of common stock, net of offering costs	1,044,200	—
Proceeds from sale of preferred stock, net of offering costs	—	875,000
Proceeds from exercise of options and warrants	105,000	300
Cash provided by financing activities	960,947	725,155

Net decrease in cash	(1,555,557)	(1,266,031)
Cash at beginning of period	1,729,311	1,416,073
Cash at end of period	$173,754	$150,042

Supplemental cash flow information:
Cash paid for interest	$31,017	$34,823

Non-cash financing activities:
Common stock for services, settlements, and interest	$784,435	$174,000
Common stock for compensation	$498,000	$—
Common stock for common stock offering costs	$80,252	$—
Warrants and options for services	$744,500	$—
Warrants for common stock offering	$625,000	$—
Preferred stock for preferred stock dividend	$250,000	$380,488
Preferred stock for preferred stock dividend in arrears	$204,623	$—
Repricing of and amendments to options and warrants	$1,232,161	$1,380,400
Deemed dividend associated with beneficial conversion of preferred stock	$126,599	$1,146,653
Conversion of Series A preferred stock to common stock	$4,515,684	$—
Conversion of Series B preferred stock to common stock	$1,250,000	$—
Note receivable related party	$—	$256,000

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

In July 2003, Vital Living completed the acquisition of the assets and assumption of certain liabilities of Christopher’s Original Formulas, Inc. (“COF”). Through this acquisition, the Company gained the exclusive licensing and marketing rights to Christopher’s products, a complete line of over 300 herbal formulas and products consisting primarily of naturally occurring organic substances and sold to professionals and at retail locations throughout the United States. On July 9, 2004, the Company entered into an agreement to sell certain assets and liabilities back to the previous owners of COF (see Note 8).

In August 2003, Vital Living completed the acquisition of E-Nutraceuticals, Inc. (“ENI”). ENI develops safe and effective alternatives to prescription medications for non-life threatening chronic ailments, such as obesity and depression. Through the acquisition, the Company obtained worldwide patent and licensing rights to X-Fat®, a dietary supplement utilized for weight loss. In addition, through a collaborative partnership with SkyePharma, PLC, (“Skye”), a UK pharmaceuticals company and major shareholder, the Company is in the process of enhancing existing nutraceuticals via FDA-approved, proprietary drug delivery systems. Pursuant to an amended Development and License Agreement between the parties, the Company has the right to identify dietary products and nutraceuticals and functional supplements for Skye to develop using their drug delivery technology, GEOMATRIX®, and is entitled to market and license the products to other parties. The Company also acquired marketing and royalty rights to pharmaceutical sales using GEOMATRIX® in the Peoples Republic of China, Taiwan, and Hong Kong.

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

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has a working capital deficit, and is dependent on funding from sources other than operations. Since inception, the Company has been required to raise additional capital by the issuance of both equity and debt instruments. There are no commitments from funding sources, debt or equity, should cash flows be insufficient to fund ongoing operations or other cash commitments as they come due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management will be required to raise additional capital in the near term through offerings of securities to fund operations. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to current investors.

The Company is in the process of improving, acquiring, or developing products for sale that would generate revenue to sustain its operations, as well as consolidating its operations in order to gain cost synergies and efficiencies. If successful, these actions will serve to mitigate the factors that have raised doubt about the Company’s ability to continue as a going concern and increase the availability of resources for funding of the Company’s current operations and future market development. In addition, during July 2004 the Company sold an additional 1,400,000 shares of common stock at $0.25 per share pursuant to the terms of the June 2004 Purchase Agreements, generating net cash proceeds of $322,000. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Goodwill

Goodwill represents the excess of the aggregate price paid by the Company over the value of the net equity acquired in an acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” management is no longer required to amortize goodwill, but is required to review goodwill for impairment at least annually or whenever events indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” During 2003 and 2004, events occurred that would indicate goodwill had been impaired and, accordingly, the Company recorded an impairment of $6,777,480 at December 31, 2003 and an additional $2,065,516 at June 30, 2004 related to our investments in MAF and COF.

Intangible assets

The Company’s other intangible assets include trademarks, patents, formulations, customer lists, and various marketing and license agreements. Intangible assets are amortized on a straight-line basis over the lesser of the correlating agreements or estimated useful lives ranging from 2 to 14 years. Other intangible assets arising from various acquisitions are evaluated for impairment at least annually or whenever events occur that would indicate impairment had occurred. During 2004, events occurred that would indicate certain intangible assets had been impaired and, accordingly, the Company recorded an impairment of $11,272,000 at June 30, 2004 related to certain marketing and license agreements arising from our ENI acquisition.

Long-lived assets

Long-lived assets and identifiable other intangible assets to be held and used are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill and other intangible assets arising from various acquisitions are evaluated for impairment at least annually or whenever events occur that would indicate impairment had occurred. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. As discussed above, during 2003 and 2004, events occurred that would indicate goodwill and other intangible assets had been impaired and, accordingly, the Company recorded an impairment at December 31, 2003 and June 30, 2004.

When evaluating goodwill and other intangibles for impairment, assumptions used include estimates of (i) market share penetration, (ii) timing of product rollouts for new products, (iii) licensing royalty percentages, (iv) manufacturing costs, (v) selling prices, (vi) volumes sold, and (vii) discount rates. Any changes in assumptions applied in the cash flow model used to evaluate goodwill and other intangibles for impairment may affect the outcome of the analysis. Unfavorable changes in assumptions may result in further impairments of goodwill and other intangibles (see Note 4).

Deferred loan costs and debt discounts

The Company capitalizes costs and certain beneficial conversion features associated with the issuance of debt instruments. These costs are amortized on a straight-line basis over the term of the debt instruments. Amortization expense for the three and six months ended June 30, 2004 was $186,337 and $372,673, respectively, and is recorded as a component of interest expense.

Accounting estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the valuation of accounts receivable, inventory, intangible assets, and equity based transactions and the depreciation or amortization of fixed assets, intangibles, deferred loan costs, debt discounts, and restricted stock, options, and warrants. Actual results could differ from such estimates.

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

Research and development

Research and development costs relating to both present and future products are expensed when incurred. Research and development costs amounted to $304,931 and $603,961 for the three and six months ended June 30, 2004.

Net loss per share

The Company accounts for its earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share,” which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic EPS begins with income (loss) applicable to common shareholders (net income (loss) less preferred stock dividends) and is based on the weighted average number of common shares outstanding during each period presented. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. In computing basic net loss per share available to common shareholders, net loss is increased by cumulative dividends on preferred stock when they are declared even if they are not paid. If a class of preferred stock contains dividend rights that are not cumulative then the amount of the dividend is not considered in determining the net loss available to common shareholders until it is paid. For the purpose of diluted earnings per common share, and only if such calculation results in dilution, preferred stock dividends will not reduce earnings; however, the weighted average common shares outstanding would increase representing the amount of common shares into which such preferred stock is currently convertible. During the periods ended June 30, 2004 and 2003, the Company reported a net loss, thus the effects of dilutive securities were anti-dilutive, rendering basic and diluted loss per share the same. Convertible preferred stock, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive.

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

The Company is subject to reporting requirements of Financial Accounting Standards Board (“FASB”) Financial Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation,” which requires a non-cash charge to deferred compensation expense if the price of the Company’s common stock on the last trading day of each reporting period is greater than the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the trading price exceeds the exercise price of the options (see Note 6).

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

The fair value of the Company’s stock-based awards to employees and directors was estimated using the Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company’s stock-based awards was estimated assuming no expected dividends and the following weighted average assumptions for the six months ended June 30:

2004
Expected life in years	3.00

Expected stock price volatility	37%

Risk-free interest rate	3.72%

Average fair value per option/warrant	$0.59

There were no options or warrants granted to employees or directors during the six months ended June 30, 2003 that required valuation. However, there were 1,310,000 warrants granted in prior periods to an officer that, when considered in light of the repricing of such warrants in April 2003, impacted the amount of compensation expense that would have been recorded during the three and six months ended June 30, 2003 had these warrants been fair valued. For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees and directors is amortized over the respective vesting periods.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation for the:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss – as reported	$(16,181,350)	$(1,988,022)	$(19,555,360)	$(3,129,497)
Add:
Stock based employee compensation expense included in reported net loss, net of taxes	—	170,180	—	170,180
Deduct:
Stock based employee compensation determined under fair value based method for all awards, net of taxes	(54,083)	—	(54,083)	—
Net loss – pro forma	(16,235,433)	(1,817,842)	(19,609,443)	(2,959,317)
Preferred stock dividend	(250,000)	(380,488)	(250,000)	(380,488)
Deemed dividend associated with beneficial conversion of preferred stock	(63,299)	(312,693)	(126,599)	(1,146,653)
Net loss available to common stockholders – pro forma	$(16,548,732)	$(2,511,023)	$(19,986,042)	$(4,486,458)
As reported:
Basic and diluted loss per share	$(0.25)	$(0.11)	$(0.31)	$(0.18)
Basic and diluted loss per share available to common stockholders	$(0.26)	$(0.15)	$(0.32)	$(0.26)
Pro forma:
Basic and diluted loss per share	$(0.25)	$(0.10)	$(0.31)	$(0.16)
Basic and diluted loss per share available to common stockholders	$(0.26)	$(0.14)	$(0.32)	$(0.25)

Weighted average basic and diluted common stock outstanding	64,665,705	18,068,220	62,598,611	17,956,041

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

	COF	ENI	DFN
Purchase price paid	$3,051,614	$40,877,063	$2,343,004
Less:
Working capital (assets) liabilities, net	163,764	405,216	(314,325)
Property and equipment, net	(70,293)	(1,331)	(7,215)
Intangibles, net	—	(43,058,614)	—
Plus:
Debt obligations assumed	464,794	150,000	—
Acquisition costs	277,918	1,627,666	91,952
Goodwill at purchase	3,887,797	—	2,113,416
Less: Impairment recorded during 2003 and 2004	(3,887,797)	—	—
Goodwill at June 30, 2004	$—	$—	$2,113,416

Christopher’s Original Formulas, Inc.

On July 3, 2003, the Company formed a new wholly owned corporation, Nature’s Systems, Inc. (“NSI”), and acquired certain assets and assumed certain liabilities of COF. The acquisition purchase price consisted of 2,600,000 shares of the Company’s restricted common stock, valued at $1.08 per share (the average fair market value per share of the Company’s common stock for a reasonable period before and after the measurement date, which was June 25, 2003), or $2,808,000, the assumption of COF advances of $243,614 made by the Company prior to the closing, and other acquisition costs of $277,918. Included as other acquisition costs were 154,000 shares of common stock issued to financial advisors with a fair value of $166,320.

Concurrent with the acquisition, the Company executed the NSI Profit Sharing Restricted Stock Plan, which provides for up to 650,000 shares of restricted common stock to retained COF executives contingent on NSI achieving future performance targets extending through June 2006 (see Note 8).

During the period from inception through June 30, 2004, NSI experienced operating losses and was unable to generate positive cash flow from operations. While the Company has undertaken various initiatives to improve NSI’s operating results, it was determined at December 31, 2003 that goodwill recorded as a result of the COF acquisition was impaired; accordingly, $2,406,797 was recorded as goodwill impairment expense during the year ended December 31, 2003. As operating losses and negative cash flow continued into 2004, on July 9, 2004, the Company entered into an agreement to sell certain assets and liabilities back to the previous owners of COF (see Note 8). As a result, the remaining goodwill of $1,481,000 was deemed fully impaired and recorded as such at June 30, 2004.

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

The recording of the ENI acquisition was based on a third party business valuation and purchase price allocation provided by a reputable, independent, full service investment bank. The primary assets of ENI include the intangible value associated with the worldwide patent rights to X-Fat®, a dietary supplement used in weight loss; licensing rights to GEOMATRIX®, a time-released drug delivery technology, to be used in nutraceuticals; and marketing rights on pharmaceutical sales using GEOMATRIX® in the Peoples Republic of China, Taiwan, and Hong Kong. The purchase price allocation resulted in a total of $43,058,614 being assigned to the value of these three agreements. The amortization period for these agreements is approximately 14 years for the GEOMATRIX® and X-Fat® agreements and approximately two years for the marketing agreement.

During 2004, certain events occurred that caused the Company to modify the business model underlying the original valuation of these intangibles, including the anticipated timing of future cash flows and the sources from which revenue will be derived. As a result, it was determined that the net book value of the intangible assets associated with the GEOMATRIX® license and marketing rights was impaired by $11,272,000, which was recorded as such at June 30, 2004 (See Note 4).

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

Included as other acquisition costs were 50,000 shares of common stock issued to a financial advisor with a fair value of $59,000. Goodwill recorded in this transaction is not deductible for Federal income tax purposes.

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

Acquisition pro formas

The unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2004 and 2003 have been prepared assuming the acquisitions of COF, ENI, and DFN, and the corresponding issuance of 36,852,587 shares of common stock issued as consideration in these acquisitions, had occurred as of January 1, 2003. Thus, the unaudited pro forma consolidated results of operations include the following periods of operation:

•                  Vital Living, Inc. for the three and six months ended June 30, 2004 and 2003.

•                  COF for the three and six months ended June 30, 2003.

•                  ENI for the three and six months ended June 30, 2003.

•                  DFN for the three and six months ended June 30, 2003.

Presented below are the unaudited pro forma condensed consolidated results of operations for the:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$1,440,480	$1,367,775	$3,101,830	$2,529,987
Cost of goods sold	756,975	751,352	1,691,757	1,415,922
Gross profit	683,505	616,423	1,410,073	1,114,065
Operating expenses and other	16,864,855	4,161,822	20,965,433	7,028,101
Net loss	(16,181,350)	(3,545,399)	(19,555,360)	(5,914,036)
Preferred stock dividend	(250,000)	(380,488)	(250,000)	(380,488)
Deemed dividend associated with beneficial conversion of preferred stock	(63,299)	(312,693)	(126,599)	(1,146,653)
Net loss available to common stockholders	$(16,494,649)	$(4,238,580)	$(19,931,959)	$(7,441,177)
Basic and diluted loss per share	$(0.25)	$(0.06)	$(0.31)	$(0.11)
Preferred stock dividend	(0.01)	(0.01)	(0.01)	(0.01)
Deemed dividend associated with beneficial conversion of preferred stock	(0.00)	(0.01)	(0.00)	(0.02)
Basic and diluted loss per share available to common stockholders	$(0.26)	$(0.08)	$(0.32)	$(0.14)

Weighted average basic and diluted common stock outstanding	64,665,705	54,920,807	62,598,611	54,808,628

Note 4 – Intangible assets

Intangible assets consist of the following at:

	June 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreement – Geomatrix®	$34,661,058	$(11,629,115)	$23,031,943	$34,661,058	$(870,200)	$33,790,858
License agreement – X-Fat®	4,093,118	(246,113)	3,847,005	4,093,118	(102,614)	3,990,504
Marketing agreement	4,304,438	(3,574,321)	730,117	4,304,438	(771,212)	3,533,226
Customer distribution lists	203,599	(152,700)	50,899	203,599	(118,766)	84,833
Trademarks and patents	142,641	(96,279)	46,362	142,641	(75,238)	67,403
Formulations	85,672	(63,195)	22,477	85,672	(48,916)	36,756
Total amortizable intangible assets	$43,490,526	$(15,761,723)	$27,728,803	$43,490,526	$(1,986,946)	$41,503,580
Unamortizable intangible assets
Goodwill	$2,113,416			$4,178,932

Goodwill and other intangible assets arising from various acquisitions are evaluated for impairment at least annually or whenever events occur that would indicate impairment had occurred. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. During 2003 and 2004, events occurred that would indicate goodwill related to our MAF and COF acquisitions and other intangible assets related to our ENI acquisition had been impaired. Accordingly, the Company recorded an impairment of goodwill of $6,777,480 at December 31, 2003 and an additional impairment of goodwill of $2,065,516 at June 30, 2004. Additionally, other intangible assets were impaired by $11,272,000 at June 30, 2004 resulting in charge to operations and a corresponding adjustment to accumulated amortization.

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

•                  The Company is obligated to pay Skye certain royalties on net sales generated from the products, as defined, quarterly in arrears.

Should the Company fail to meet the above commitments, product selection and license exclusivity rights will terminate at the end of the respective calendar year without effect on rights attained in prior years.

The Company successfully completed the aforementioned contingent financing. However, the Company is currently in dispute with Skye over the terms of the ENI Agreements and, as of August 6, 2004, has failed to cure two of three delinquent payments to Skye of $250,000 each due on January 1, April 1, and July 1, 2004. On April 6, 2004, the Company received a demand letter from Skye related to the January and April past due payments, one of which was subsequently paid in June 2004, which triggered the 30 day negotiation period under the agreement, as required before initiating formal collection proceedings. The Company is currently in discussions to modify both the terms and payment schedules under the ENI Agreements. While Management believes that it will reach a successful settlement to the terms and conditions thereunder, no assurance can be given that these negotiations will be successful or that the Company will reach a satisfactory resolution of this matter. In the event a satisfactory resolution cannot be reached and Skye exercises its rights of termination under the ENI Agreements, the Company could lose substantial, or possibly all, rights under the ENI Agreements. Accordingly, amounts recorded as intangible assets associated with these contracts, which represent substantially all of the Company’s intangible assets, would be impaired. However, until Skye exercises its termination rights under the ENI Agreements, the Company’s rights under the agreements are deemed to be in full force and effect and the related intangibles unimpaired.

During March and April 2004, the Company entered into Purchase Agreements and sold 510,000 shares of the Company’s common stock at $1.00 per share with rights to receive a portion of the Company’s net revenues, as defined therein, from the sale of X-Fat® (“the Royalty Rights”). Under the terms of the agreements, finder’s fees are paid to certain individuals as compensation equal to cash of 8% of funds raised and shares of the Company’s common stock equal to 8% of the number of shares issued under the agreement. Investors shall receive Royalty Rights on a pro-rata basis of 10% and 3% on the first $15,000,000 and subsequent $85,000,000 of X-Fat® net revenues, respectively, during the two-year period commencing April 1, 2004 and terminating March 31, 2006. Royalty payments on the first $15,000,000 and subsequent $85,000,000 of net revenues shall be made in cash and shares of common stock valued at $1.00 per share, respectively. Cash payments must be made within 50 days after the end of each calendar quarter and within 105 days after the end of each year. As of August 6, 2004, no material gross sales subject to the agreements had occurred.

In March 2004, the Company signed a Marketing Agreement with Sciber Health, LLC (“Reseller”) that grants certain exclusive rights to market and sell X-Fat® over the Internet and non-exclusive rights to market X-Fat through print ads, radio, and television. The Company has retained the rights to market X-Fat through its own websites. Under the agreement, which has a five-year term, the Reseller must sell minimum levels of X-Fat within certain periods or the Company has the right to terminate the exclusivity of the Agreement. As payment for reselling the product, the Reseller will receive 50% of the gross sales of the product, as defined therein. During the 18-month period following execution, the Company will grant the Reseller 100,000 stock options at $1.00 per share for each $2,500,000 in gross sales received, up to a maximum of 500,000 stock options should gross sales equal or exceed $12,000,000. The underlying common stock for any stock options granted has registration rights as specified in the agreement. As of August 6, 2004, no material gross sales subject to the agreement had occurred.

Pursuant to a registration rights agreement related to the December 2003 Senior Secured Convertible Notes with an aggregate principal amount of $4,587,738, the Company was required to file and have declared effective a registration statement to register the shares of common stock that may be issued upon conversion of the notes and exercise of the warrants prior to April 15, 2004. The Company failed to have the registration statement declared effective by the deadline. As a result, the note holders are owed liquidation damages equal to 2% per month of the principal balance of said notes, calculated on a pro rata basis to the date on which the registration statement is ultimately declared effective. At June 30, 2004, approximately $229,000 has been accrued for such liquidation damages.

Note 6 – Equity Transactions

Common Stock

In order to fund operating activities, the Company, from time to time, issues common stock in consideration for consulting, investment banking, or other services rendered, compensation, release of debt, or various other claims. Certain of these issuances are for services to be rendered over a contract period ranging from twelve to thirty-six months and, as a result, are amortized to expense over the life of the respective contracts. During the three and six months ended June 30, 2004, $83,507 and $132,208 was amortized to expense related to stock issued for such services, leaving an unamortized balance of $547,283 at June 30, 2004. During the six months ended June 30, 2004, the Company issued the following shares of restricted common stock as consideration for such items:

Description	Shares	Fair Value of Consideration
Compensation	600,000	$498,000
Consulting services	556,000	323,040
Registration rights penalty	178,000	206,480
Settlement of claim	140,000	162,400
Interest on Senior Secured Convertible Notes	188,807	92,515
Common stock private placement broker fees	165,800	80,252
	1,828,607	$1,362,687

During March and April 2004, the Company entered into Purchase Agreements (see Note 5) and sold 510,000 shares of the Company’s common stock at $1.00 per share, generating cash proceeds of $469,200, net of cash offering costs of $40,800. In addition, 40,800 shares of common stock with a combined fair market value at the date of issuance of $32,752 were issued to financial advisors to facilitate the transaction, thus increasing the total offering costs to $73,552.

During June 2004, the Company sold $625,000 in units, each unit consisting of one share of common stock, three Series G Warrants, and one Series H Warrant, aggregating 2,500,000 shares of common stock at $0.25 per share, 7,500,000 Series G Warrants at an exercise price of $0.25 per share, and 2,500,000 Series H Warrants at an exercise price of $0.25 per share, generating cash proceeds of $575,000, net of cash offering costs of $50,000. In addition, 125,000 shares of common stock and 1,250,000 warrants, with a combined fair market value at the date of issuance of $522,500 were issued to financial advisors to facilitate the transaction, thus increasing the total offering costs to $572,500.

As a result of the foregoing issuances at share prices below certain minimums defined in the anti-dilution provisions of several of the Company’s convertible securities, a reduction in the exercise or conversion price, an increase in outstanding warrants to be exercised, or both, is required as follows:

	Conversion/Exercise Price		$ Amount/Number Outstanding
Convertible Security	Original	Revised	Original	Revised
Senior Secured Convertible Notes	$1.00	$0.96	$4,587,738	$4,587,738
Senior Secured Convertible Note Warrants	$1.00	$0.96	5,118,139	5,331,395
Bridge Note Warrants	$1.50	$1.43	1,530,000	1,604,895
Bridge Note Warrants	$1.00	$0.96	3,263,000	3,398,958
Series B Warrants	$1.65	$0.25	1,367,500	1,367,500
Series C Warrants	$2.14	$0.25	1,367,500	1,367,500

Pursuant to a registration rights agreement related to a November 2002 private placement of 1,367,500 shares of common stock, the Company was required to file and have declared effective a registration statement to register the shares of common stock issued and shares that may be issued upon exercise of the Series B Warrants and Series C Warrants from the private placement prior to March 20, 2003. The Company failed to have the registration statement declared effective by the deadline; as a result, the investors are owed liquidation damages equal to 2% per month of the purchase price of said securities, calculated on a pro rata basis to the date on which the registration statement was ultimately declared effective. During 2003, an agreement was reached with some of the investors to pay such damages in shares of common stock at a ratio of two shares of common stock for every $1.00 of liquidation damage earned. For the period through August 21, 2003, the Company agreed to settle the penalty amount owed by the issuance of 328,200 shares of our common stock, valued at approximately $367,000. During the six months ended June 30, 2004, 178,000 shares of restricted common stock were issued, valued at $206,480, and $30,163 in cash was paid related to the settlement agreements. It is expected that additional penalty shares will be issued after the registration statement, filed January 14, 2004, is declared effective. At June 30, 2004, approximately $450,000 has been accrued to settle the estimated additional amounts owed.

Preferred Stock

During the six months ended June 30, 2004, holders of 2,362,820 shares of Series A Preferred Stock converted such shares into a like amount of shares of common stock. As a condition of conversion, the Company granted 472,563 warrants with an exercise price of $2.00 per share. The value of the converted Series A Preferred Stock was $4,515,684 and the value of the warrants was $261,092 using the Black-Scholes option-pricing model. Dividends on the Series A Preferred Stock issued in June 2002 are cumulative and are to be paid every six months from the date of issuance for a total of 18 months with no obligation to pay dividends thereafter. During June 2003 and February 2004, 380,488 and 204,623 additional shares of Series A Preferred Stock valued at $380,488 and $204,623, respectively, were issued in satisfaction of all dividends owed to holders of Series A Preferred Stock for a cumulative dividend of $585,111. At June 30, 2004, 1,252,129 shares of Series A Preferred Stock remain outstanding pending the issuance of a like amount of common stock.

The market value of the Company’s common stock on the dates Series A Preferred Stock was sold ranged between $1.25 - $3.40 per common share. In accordance with EITF 98-5, as amended by EITF 00-27, because the Series A Preferred Stock was sold at a price less than market value of the underlying components of the security, a beneficial conversion to holders of the Series A Preferred Stock occurred. Accordingly, during 2002 the Company recorded a discount of $3,382,172 within shareholders’ equity and a corresponding amount to preferred stock additional paid-in-capital. The Series A Preferred Stock is convertible into common stock at the option of the holder at any time after the first anniversary date of its issuance, thus the beneficial conversion was amortized over a one-year period and fully amortized by December 31, 2003. In conjunction with the conversion of the Series A Preferred shares during the six months ended June 30, 2004, $2,152,864 of previously amortized beneficial conversion was reclassified from preferred stock additional paid-in-capital to common stock additional paid-in-capital.

In April 2003, the Company completed a private placement for 1,000,000 shares of Series B Preferred Stock. The holder of the Series B Preferred Stock is entitled to a one-time a dividend at a rate of 25% per annum on the one-year anniversary of the issuance date with no obligation to pay dividends thereafter. In April 2004, 250,000 additional shares of Series B Preferred Stock valued at $250,000 were issued in satisfaction of dividends owed to the holder of the Series B Preferred Stock. Simultaneously, all 1,250,000 shares of Series B Preferred Stock converted into 1,250,000 shares of common stock.

In July 2003, the Company completed a private placement for 500,000 shares of Series C Preferred Stock. The market value of the Company’s common stock on the date the Series C Preferred Stock was sold was $1.18 per common share. In accordance with EITF 98-5, as amended by EITF 00-27, because the Series C Preferred Stock was sold at a price less than market value of the underlying components of the security, a beneficial conversion to holders of the Series C Preferred Stock occurred. Accordingly, during 2003 the Company recorded a discount of $253,198 within shareholders’ equity and a corresponding amount to preferred stock additional paid-in-capital. The Series C Preferred Stock is convertible into common stock at the option of the holder at any time after the first anniversary date of its issuance, thus the beneficial conversion is amortized over a one-year period. A total of $126,599 of the Series C Preferred Stock discount was amortized during the six months ended June 30, 2004, leaving no unamortized balance.

Options and Warrants Issued for Services

In order to fund operating activities, the Company, from time to time, grants options or warrants to purchase shares of common stock in consideration for consulting, investment banking, or other services rendered, compensation, release of debt, or various other claims. Certain of these issuances or grants are for services to be rendered over a contract period ranging from twelve to thirty-six months and, as a result, are amortized to expense over the life of the respective contracts. During the three and six months ended June 30, 2004, $148,929 and $210,059 was amortized to expense related to options and warrants issued for such services, leaving an unamortized balance of $266,233 at June 30, 2004. During the six months ended June 30, 2004, the Company granted the following options and warrants in consideration for such items:

	Number Granted	Fair Value	Exercise Price
Options	350,000	$181,500	$0.65 - $1.30
Warrants	100,000	88,000	$0.89
	450,000	$269,500

During April 2004, a consultant to the Company exercised 300,000 warrants originally granted to him in 2001 at an exercise price of $0.35 per share, generating cash proceeds of $105,000.

Options and Warrants Issued to Employees

During January 2004, the Company’s former Chairman and Chief Executive Officer exercised his rights under a “net exercise” provision and exchanged 1,000,000 warrants at an exercise price of $0.35 per share, originally granted to him in 2001, for 765,100 shares of common stock.

During May 2004, the Company granted options to an employee to acquire 225,000 shares of the Company’s common stock with an exercise price of $0.59 per share, which equals the fair market value at the date of grant, expire in ten years, and vest based upon reaching certain performance milestones.

During June 2004, the Company granted an aggregate of 80,000 warrants to employees of the Company. The options have an exercise price of $0.54 per share, which equals the fair market value at the date of grant, expire in five years, and vest in equal quarterly increments over a twelve-month period.

In accordance with FIN 44, a non-cash charge to expense is required if the price of the Company’s common stock on the last trading day of a reporting period is greater than the exercise price of certain stock options and warrants issued. The requirements of FIN 44 may also result in a credit to expense to the extent that the trading price declines from the trading price as of the end of the previous reporting period, provided however that a credit is not recorded to the extent our common stock trades below the exercise price of the options or warrants. In accordance with FIN 44, the Company adjusts expense upward or downward on a periodic basis based on the trading price at the end of each period. The Company has outstanding 1,310,000 officer warrants issued in April 2003, 300,000 options issued in July 2003, and 120,000 options issued in May 2002 that must be periodically revalued and adjusted in accordance with FIN 44. As a result, the Company recorded a reduction in salaries and benefit costs of $656,801 and $1,076,161 during the three and six months ended June 30, 2004, respectively, and an increase of $1,380,400 during the three and six months ended June 30, 2003, related to the repricing of the 1,310,000 officer warrants. Likewise, the Company recorded a reduction in professional fees of $65,125 and $156,000 during the three and six months ended June 30, 2004, respectively, and no adjustment during the three or six months ended June 30, 2003, related to the repricing of such options. These adjustments represent the fair value of the effective repricing of the warrants and options using the Black-Scholes option-pricing model at the valuation dates.

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

In connection with Mr. Edson’s departure, the Company executed a severance agreement that provides for cash payments of $244,068 ($119,034 due within eight days of execution, $19,839 due on each first day of July, August, and September 2004, and $21,839 due on each first day of October, November, and December 2004) and 600,000 shares of the Company’s common stock, valued at $498,000, due within eleven days of execution and included in a pending Registration Statement initially filed January 14, 2004. In addition, the Company agreed to continue to pay Mr. Edson’s medical benefits until the earlier of (i) July 31, 2005, or (ii) the date he becomes eligible to be covered under another program. During the three months ended June 30, 2004, all shares were issued and cash payments totaling $87,013 were made, leaving a remaining accrual of $157,055 at June 30, 2004.

In March and April 2004, the Company transacted a common stock private placement (see Note 6) for which finder’s fees of 8% in cash and 8% in common stock were authorized to various parties to facilitate the transaction. The Company paid $20,800 in cash and issued 20,800 shares of common stock, valued at $16,752, to a company whose principal is our former Chief Executive Officer and Chairman for such services. In addition, 110,000 of the 510,000 common shares issued to investors in this private placement, valued at $110,000, were family members of our former Chief Executive Officer and Chairman.

Prior to his appointment as Chief Operating Officer and Director, the Company had agreements with Mitch Feinglas to perform consulting or other services. During the three and six months ended June 30, 2004, the Company paid $2,400 and $22,700, respectively, to various companies on Mr. Feinglas’ behalf for such services or other reimbursements pursuant to the terms of his agreements.

Pursuant to a settlement related to registration rights on the Company’s November 2002 common stock private placement (see Note 6), the Company issued 24,000 shares of its common stock, valued at $27,840, during the six months ended June 30, 2004 to Leslie Quick, a former member of the Company’s Board of Directors.

During the three and six months ended June 30, 2004, the Company paid $6,000 and $21,000, respectively, to Elliot Speiser & Associates for professional services rendered, the principal of which is a member of the Company’s Board of Directors.

Shareholders

The Company has a consulting arrangement with Stephen Chen, Chairman and Chief Executive Officer of Strong International, Inc., the sole shareholder of the outstanding Series B and Series C Preferred Stock, to assist in creating strategic alliances in China. During the six months ended June 30, 2004, the Company made cash payments of $19,000 to Mr. Chen related to such services.

The Company had a promissory note payable to Fifth Avenue Capital, Inc. (“FAC”), a major shareholder, assumed as part of the ENI acquisition in the amount of $100,000, bearing interest at prime plus 2%. Stephen Morris, a shareholder, is the President and sole Director of FAC. During the six months ended June 30, 2004, the Company paid $100,000 to FAC as payment in full on the promissory note. In addition, 25,000 shares of restricted common stock, valued at $33,500, that were issued to Mr. Morris prior to December 31, 2003 were returned during January 2004 and the related receivable relieved.

Concurrent with the MAF acquisition in November 2002, we executed a three-year consulting agreement with Phillip Maffetone, a shareholder and former owner of MAF, to provide product development and marketing services in exchange for monthly fees of $8,333. While no monies were paid during the six months ended June 30, 2004, the Company has recorded a liability of approximately $56,000 related to such fees at June 30, 2004.

The Company has several agreements with HCFP/Brenner Securities, LLC (“Brenner”), a shareholder, to provide consulting, investment, or financial services. During the six months ended June 30, 2004, the following amounts were paid to Brenner in exchange for such services:

			Options & Warrants		Fair Value of Securities
Matter	Cash	Stock	Number	Exercise Price
Consulting Services	$—	300,000	—	N/A	$135,000
Investment Services	$50,000	125,000	1,250,000	$0.25	$522,500

The Company has agreements with several of its shareholders, as follows, to provide consulting services. During the six months ended June 30, 2004, the following amounts were paid to these shareholders for their services under the agreements:

			Options & Warrants		Fair Value of Securities
	Cash	Stock	Number	Exercise Price
Victory Partners, LLC	$—	220,000	—	N/A	$152,700
Elite Communications	$16,830	—	200,000	$ 0.85 - $1.30	$93,000
Monarch Capital Group, LLC	$20,000	20,000	—	N/A	$16,000

Other Related Parties

The Company has an agreement with Michael Edson, a family member of the Company’s former Chairman and Chief Executive Officer, under which he provides certain services, including prospecting, establishing, and servicing complementary and alternative healthcare practices and other proprietary distribution channels. During the three and six months ended June 30, 2004, payments totaling $8,381 and $17,887 were made for commissions under the agreement.

Note 8 – Subsequent Events

Stock, Options, and Warrants

Between June 30 and August 6, 2004, the Company issued shares of common stock and granted options or warrants as follows with their fair market value as of the date of grant, where appropriate:

		Options & Warrants		Fair Value of Securities
Matter	Stock	Number	Exercise Price

Series A Preferred Stock conversions and required warrant dividend of 20%	33,705	6,741	$2.00	$33,705
Common stock private placement and required stock brokerage fee	1,470,000	6,300,000	$0.25	1,890,000
Settlement	518,692	—	N/A	111,000
	2,022,397	6,306,741		$2,034,705

As a result of the foregoing issuances at share prices below certain minimums defined in the anti-dilution provisions of several of the Company’s convertible securities, a reduction in the exercise or conversion price, an increase in outstanding warrants to be exercised, or both, is required as follows:

	Conversion/Exercise Price		$Amount/Number Outstanding
Convertible Security	Original	Revised	Original	Revised
Senior Secured Convertible Notes	$0.96	$0.95	$4,587,738	$4,587,738
Senior Secured Convertible Note Warrants	$0.96	$0.95	5,331,395	5,387,515
Bridge Note Warrants	$1.43	$1.42	1,604,895	1,616,197
Bridge Note Warrants	$0.96	$0.95	3,398,958	3,434,737
Series B Warrants	$0.25	$0.21	1,367,500	1,367,500
Series C Warrants	$0.25	$0.21	1,367,500	1,367,500

Divestiture

During March 2004, an attorney representing a former employee of one of the Company’s subsidiaries notified the Company that he was prepared to initiate litigation for alleged breach of his employment agreement, simultaneously demanding that the Company take certain remedial steps in connection with certain manufacturing processes and cure alleged breaches of certain agreements related to the COF acquisition. On July 9, 2004, this matter was settled via execution of a Settlement and Release Agreement (the “Agreement”) calling for the settlement of all claims and the sale of certain assets and liabilities back to the previous owners of COF. As part of the Agreement, the Company will pay the previous owners of COF $150,000 in six equal monthly installments beginning July 2004 in exchange for the return of 2,600,000 shares of the Company’s common stock originally paid as part of the acquisition price. In addition, the Company will assign certain assets and the previous owners of COF will assume certain liabilities of NSI as of the effective date, the previous owners of COF will sublease the Company’s facilities located in Spanish Fork, Utah for a period of one year from the effective date, and executive employment agreements with Robert Scott and James Jeppson executed as part of the COF Acquisition become null and void. Should either party fail to perform its obligations under the Agreement, certain rights and options exist allowing the parties to terminate the Agreement. As of August 6, 2004, the first of six $25,000 cash installments had been timely made.

As a result of the above divestiture, the unaudited pro forma consolidated results of operations for the six months ended June 30, 2004 and 2003 (see Note 3) have been presented below removing the effects of the acquisition of COF and the corresponding issuance of 2,600,000 shares of common stock issued as consideration in the acquisition, but retaining the effects of the acquisitions of ENI and DFN and the corresponding issuance of 34,098,587 shares of common stock issued as consideration in those acquisitions. Thus, the unaudited pro forma consolidated results of operations include the following entities and periods of operation:

•                  Vital Living, Inc. less COF for the six months ended June 30, 2004

•                  Vital Living, Inc. for the six months ended June 30, 2003.

•                  ENI for the six months ended June 30, 2003.

•                  DFN for the six months ended June 30, 2003.

Presented below are the unaudited pro forma condensed consolidated results of operations for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003
Revenue	$2,055,272	$1,479,196
Cost of goods sold	1,083,408	892,661
Gross profit	971,864	586,535
Operating expenses and other	20,009,138	6,416,945
Net loss	(19,037,274)	(5,830,410)
Preferred stock dividend	(250,000)	(380,488)
Deemed dividend associated with beneficial conversion of preferred stock	(126,599)	(1,146,653)
Net loss available to common stockholders	$(19,413,873)	$(7,357,551)

Basic and diluted loss per share	$(0.32)	$(0.11)
Preferred stock dividend	(0.00)	(0.01)
Deemed dividend associated with beneficial conversion of preferred stock	(0.00)	(0.02)
Basic and diluted loss per share available to common stockholders	$(0.32)	$(0.14)

Weighted average basic and diluted common stock outstanding	59,998,611	52,208,628

ITEM 2. Management’s Discussion and Analysis or Plan of Operations.

The following discussion and analysis should be read in conjunction with the Company’s financial statements and the notes thereto contained elsewhere in this filing and in conjunction with the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely affect revenues, profitability, cash flows, and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to those set forth in our Form 10-KSB/A for the year ended December 31, 2003.

Overview

Through our operating subsidiaries, we develop or license nutraceuticals and proprietary drug delivery systems that can be applied to our nutraceuticals, marketing them for distribution through physicians, medical groups, chiropractic offices, and retail outlets. In addition, we formulate, market, and distribute vitamins, herbs, high quality dietary supplements, and therapeutic and functional food products through similar distribution channels. Nutraceuticals are products that are isolated or purified from foods and generally sold in medicinal forms not usually associated with foods, including tablets, capsules, or drops. These nutraceuticals may have physiological benefits or have the ability to reduce the risk of chronic disease beyond basic nutritional products. We develop and test our nutraceuticals in collaboration with leading medical experts in the nutraceuticals field. We have designed them to be incorporated by physicians into a standard physician-patient program in which patients supplement doctor-prescribed pharmaceuticals with our nutraceuticals.

Our business strategy is to capitalize on the growing complimentary and alternative medicine market by creating scientifically proven and supported condition-specific formulations, offering a broad range of natural, general health nutraceuticals, and functional foods/beverages, and exploring alternative distribution channels by gaining practitioner confidence and support for our products. We plan to focus on certain target conditions, providing the market with high quality, relevant products through key distribution channels.

Results of Operations

The following sets forth selected financial data and its percentage of revenue for the quarters ended June 30:

	2004		2003		Increase (Decrease)
	Amount	%	Amount	%

Revenue	$1,440,480	100.0%	$408,006	100.0%	$1,032,474
Cost of goods sold	756,975	52.6%	187,924	46.1%	569,051
Gross profit	683,505	47.4%	220,082	53.9%	463,423

Administrative expenses
Salaries and benefits	30,421	2.1%	1,739,775	426.4%	(1,709,354)
Professional and consulting fees	540,705	37.5%	286,822	70.3%	253,883
Selling, general and administrative	641,870	44.6%	242,035	59.3%	399,835
Research and development	304,931	21.2%	133,887	32.8%	171,044
Depreciation and amortization	1,277,891	88.7%	55,246	13.5%	1,222,645
Impairment of goodwill and other intangible assets	13,337,516	925.9%	—	0.0%	13,337,516
Total	16,133,334	1,120.0%	2,457,765	602.4%	13,675,569

Net loss from operations	(15,449,829)	(1,072.5)%	(2,237,683)	(548.4)%	13,212,146
Other income (expense)
Other income	—	0.0%	256,000	62.7%	(256,000)
Interest income	500	0.0%	1,510	0.4%	(1,010)
Interest expense	(732,021)	(50.8)%	(7,849)	(1.9)%	(724,172)
Net loss	$(16,181,350)	(1,123.3)%	$(1,988,022)	(487.3)%	$(14,193,328)

Quarter Ended June 30, 2004 Compared to the Quarter Ended June 30, 2003

Revenue:  Total revenue for the quarters ended June 30, 2004 and 2003 was $1,440,480 and $408,006, respectively, an increase of $1,032,474. This increase is primarily attributable to our acquisitions of COF and DFN during third and fourth quarters of 2003, contributing approximately $532,000 and $792,000 in new revenues during the quarter ended June 30, 2004, respectively. This increase was offset by lower revenues from MAF and Essentum® products of approximately $357,000 as a result of increased competition in the MAF nutritional bar marketplace, as well as a change in our product focus due to our various 2003 acquisitions.

Cost of Goods Sold and Gross Profit: Cost of goods sold for the quarters ended June 30, 2004 and 2003 was $756,975 and $187,924, respectively, an increase of $569,051. This increase corresponds to the increase in revenues related primarily to our acquisitions of COF and DFN, contributing approximately $327,000 and $352,000 in cost of goods sold during the quarter ended June 30, 2004, respectively. This increase was offset by the corresponding reduction in revenues from MAF and Essentum® products, reducing costs of goods sold by approximately $134,000. The gross profit percentage for the quarters ended June 30, 2004 and 2003 was 47.4% and 53.9%, respectively, a decrease of approximately 6.5%. The unfavorable variance over the prior comparable period is substantially a result of the write-off of approximately $25,000 in Essentum® products due to a decreased focus on this product line and expiring inventory.

Administrative Expenses:

Salaries and benefits for the quarters ended June 30, 2004 and 2003 were $30,421 and $1,739,775, respectively, for a decrease of $1,709,354. This difference is substantially due to repricing adjustments required in accordance with FIN No. 44(1) related to 1,310,000 warrants issued to one of our officers in 2002. The net effect of these adjustments decreased salary and benefit costs by approximately $657,000 during the quarter ended June 30, 2004, but increased salary and benefit costs by $1,380,400 during the quarter ended June 30, 2003. The remaining variance was primarily a result of approximately $70,000 in executive bonuses incurred during the quarter ended June 30, 2003, which were not repeated in the quarter ended June 30, 2004.

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

Professional and consulting fees were $540,705 and $286,822 during the quarters ended June 30, 2004 and 2003, respectively, for an increase of $253,883. This increase is comprised of an increase in 1) legal fees of approximately $282,000 relating to increased private placement activity and litigation and intellectual property work related to various acquisitions, and 2) other consulting fees of approximately $83,000 related to various public relations and strategic contracts executed. These increases are offset by a reduction of 1) approximately $65,000 related to repricing adjustments in accordance with FIN 44 related to options previously issued in our agreement with the Arizona Heart Institute, our distribution partner for Essentum®, and 2) amortization of common stock, options, or warrants issued under various consulting or other service contracts, as most of these contracts expired throughout 2003.

Selling, general, and administrative expenses for the quarters ended June 30, 2004 and 2003 were $641,870 and $242,035, respectively, for an increase of $399,835. A portion of the overall increase can be attributed to an aggregate cost contribution from acquired entities of approximately $418,000, which includes such charges as facilities, sales and marketing, and other general and administrative items. The offsetting minor decrease represents management’s efforts to reduce such charges through the synergies of its acquisitions and a reduction in executive personnel.

Research and development costs are expensed as incurred and totaled $304,931 and $133,887 for the quarters ended June 30, 2004 and 2003, respectively, increasing $171,044. The net increase is primarily due to an additional $250,000 due under our agreements with Skye related to the licensing of the GEOMATRIX® technologies, offset by a reduction of approximately $80,000 during the quarter ended June 30, 2004 in amortization of common stock, options, or warrants issued in under various consulting or other service contracts, as most of these contracts expired throughout 2003.

Depreciation and amortization expense for the quarters ended June 30, 2004 and 2003 was $1,277,891 and $55,246, respectively, increasing $1,222,645. The increase is primarily attributable to amortization of intangibles acquired or recorded as part of acquisitions, as well as increased depreciation related to acquired tangible assets, of approximately $1,243,000, offset to a lesser extent by assets fully depreciated during 2003.

Impairment of Goodwill and Other Intangible Assets is tested at least annually, or upon occurrence of such events that may indicate impairment exists, in accordance with SFAS No. 142. During the three months ended June 30, 2004, or in the subsequent period prior to filing of this Form 10QSB, certain events have caused us to reassess the validity of goodwill and other intangible assets associated with three of our acquisitions as follows.

MAF. The original gross value of goodwill related to the MAF Acquisition was $4,955,199. During 2003, our operating and cash flow results indicated goodwill was impaired by $4,370,683, leaving a balance of goodwill of $584,516 at December 31, 2003. Despite continued efforts in 2004 to improve results, we experienced an operating loss of approximately $51,000, before depreciation, amortization, and interest charges and have been unable to generate positive cash flow from operations during the six months ended June 30, 2004. As a result, we have determined the remaining goodwill is fully impaired; therefore, have recorded goodwill impairment expense of $584,516 during the three months ended June 30, 2004.

NSI. The original gross value of goodwill related to the COF Acquisition was $3,887,797. During 2003, our operating and cash flow results indicated goodwill was impaired by $2,406,797, leaving a balance of goodwill of $1,481,000 at December 31, 2003. Despite continued efforts in 2004 to improve results, we experienced an operating loss of approximately $473,000, before depreciation, amortization, and interest charges and have been unable to generate positive cash flow from operations during the six months ended June 30, 2004. As a result, we have subsequently negotiated with COF’s previous owners to rescind the acquisition transaction through a Settlement and Release Agreement dated July 9, 2004. As such, the remaining goodwill of $1,481,000 is deemed fully impaired and has been recorded as goodwill impairment expense during the three months ended June 30, 2004.

ENI. The original gross value of the GEOMATRIX® License Agreement and GEOMATRIX® Marketing Agreement related to the ENI Acquisition was $34,661,058 and $4,304,438, respectively. During 2004, certain events occurred that caused us to modify the business model underlying the original valuation of these intangibles, including the anticipated timing of future cash flows and the sources from which revenue will be derived. As a result, we determined that the net book value of the intangible assets associated with the GEOMATRIX® license and marketing agreements was impaired by $9,545,000 and $1,727,000, respectively; therefore, $11,272,000 was recorded as impairment expense during the three months ended June 30, 2004.

Other Income (Expense):

Other Income for the quarters ended June 30, 2004 and 2003 was $0 and $256,000, respectively, for a decrease of $256,000. This entire amount related to income generated under a management agreement during second quarter 2003 with COF, a subsequent acquiree, which was ultimately written off by December 31, 2003 as part of the acquisition accounting.

Interest Expense for the quarters ended June 30, 2004 and 2003 was $732,021 and $7,849, respectively, for an increase of $724,172. This increase is comprised of approximately 1) $157,000 in interest charges related to shares of our common stock that must be issued to shareholders as a penalty due to our failure to timely file and have declared effective a registration statement to register the shares of common stock issued in our November 2002 private placement, 2) $229,000 in interest charges related to a penalty due to our failure to timely file and have declared effective a registration statement to register the shares of common stock underlying our December 2003 offering of $4,587,738 aggregate principal amount of Senior Secured Convertible Notes, 3) $186,000 in amortization of deferred debt issuance costs and debt discount attributable to our December 2003 Senior Secured Convertible Notes, and 4) $140,000 in interest expense from our Senior Secured Convertible Notes.

Net loss:  Our net loss for the quarters ended June 30, 2004 and 2003 was $16,181,350 and $1,988,022, respectively, for an increase of $14,193,328. A substantial portion of this increase relates to additional interest, goodwill and other intangibles impairment, depreciation, and amortization charges explained herein. Our loss before goodwill and other intangibles impairment, interest, taxes, depreciation, and amortization for the quarters ended June 30, 2004 and 2003 was approximately $834,000 and $1,926,000, respectively, for a decreased loss of approximately $1,092,000. A majority of this decreased loss relates to the net effects of downward repricing adjustments and increased expenses, as further explained in Salaries and Benefit Costs.

The following sets forth selected financial data and its percentage of revenue for the six months ended June 30:

	2004		2003		Increase (Decrease)
	Amount	%	Amount	%

Revenue	$3,101,830	100.0%	$833,330	100.0%	$2,268,500
Cost of goods sold	1,691,757	54.5%	468,332	56.2%	1,223,425
Gross profit	1,410,073	45.5%	364,998	43.8%	1,045,075

Administrative expenses
Salaries and benefits	1,106,152	35.7%	2,107,810	252.9%	(1,001,658)
Professional and consulting fees	804,022	25.9%	755,878	90.7%	48,144
Selling, general and administrative	1,403,193	45.2%	487,513	58.5%	915,680
Research and development	603,961	19.5%	277,523	33.3%	326,438
Impairment of goodwill and other intangible assets	13,337,516	430.0%	—	0.0%	13,337,516
Depreciation and amortization	2,553,896	82.3%	102,451	12.3%	2,451,445
Total	19,808,740	638.6%	3,731,175	447.7%	16,077,565

Net loss from operations	(18,398,667)	(593.2)%	(3,366,177)	(403.9)%	(15,032,490)
Other income (expense)
Other income	—	0.0%	256,000	30.7%	(256,000)
Interest income	1,131	0.0%	4,287	0.5%	(3,156)
Interest expense	(1,157,824)	(37.3)%	(23,607)	(2.8)%	(1,134,217)
Net loss	$(19,555,360)	(630.4)%	$(3,129,497)	(375.5)%	$(16,425,863)

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Revenue:  Total revenue for the six months ended June 30, 2004 and 2003 was $3,101,830 and $833,330, respectively, an increase of $2,268,500. This increase is primarily attributable to our acquisitions of COF and DFN during third and fourth quarters of 2003, contributing approximately $1,047,000 and $1,738,000 in new revenues during the six months ended June 30, 2004, respectively. This increase was offset by lower revenues from MAF and Essentum® products of approximately $583,000 as a result of increased competition in the MAF nutritional bar marketplace, as well as a change in our product focus due to our various 2003 acquisitions.

Cost of Goods Sold and Gross Profit: Cost of goods sold for the six months ended June 30, 2004 and 2003 was $1,691,757 and $468,332, respectively, an increase of $1,223,425. This increase corresponds to the increase in revenues related primarily to our acquisitions of COF and DFN, contributing approximately $608,000 and $848,000 in cost of goods sold during the six months ended June 30, 2004, respectively. This increase was offset by the corresponding reduction in revenues from MAF and Essentum® products, reducing costs of goods sold by approximately $300,000. The gross profit percentage for the six months ended June 30, 2004 and 2003 was 45.5% and 43.8%, respectively, an increase of less than 2%.

Administrative Expenses:

Salary and benefits for the six months ended June 30, 2004 and 2003 were $1,106,152 and $2,107,810, respectively, for a decrease of $1,001,658. This difference is comprised of repricing adjustments required in accordance with FIN No. 44(1) for 1,310,000 warrants issued to one of our officers in 2002. The net effect of these adjustments decreased salary and benefit costs by approximately $4,076,000 during the six months ended June 30, 2004, but increased salary and benefit costs by $1,380,400 during the six months ended June 30, 2003. Thus, the comparable variance without repricing adjustments results in an overall increase in salary and benefit costs of approximately $1,454,000 from the six-month period ended June 30, 2003 compared to the same period ended June 30, 2004.

This increase is partially attributable to our acquisitions of COF and DFN during the third and fourth quarters of 2003, contributing approximately $410,000 and $234,000 in salary and benefit costs during the six months ended June 30, 2004, respectively. In addition, Brad Edson, our former Chief Executive Officer and Chairman, resigned in January 2004 resulting in approximately $742,000 of severance expense (approximately $244,000 in cash payments due and 600,000 shares of common stock, valued at $498,000, to be issued) during the six months ended June 30, 2004. Furthermore, we accrued $150,000 during first quarter 2004 related to an estimated settlement with a former employee whose employment contract was terminated in January 2004. The aforementioned increases are offset by a reduction of approximately $70,000 in executive bonuses incurred during the six months ended June 30, 2003, which were not repeated in the six months ended June 30, 2004.

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

Professional and consulting fees were $804,022 and $755,878 during the six months ended June 30, 2004 and 2003, respectively, for an increase of $48,144. This increase is comprised of an increase in 1) legal fees of approximately $340,000 relating to increased private placement activity and litigation and intellectual property work related to various acquisitions, 2) accounting and other fees of approximately $50,000 associated with the filing of our Form SB-2 Registration Statement, and 3) other consulting fees of approximately $178,000 related to various public relations and strategic contracts executed. These increases are offset by a reduction of approximately $549,000 in amortization of common stock, options, or warrants issued under various consulting or other service contracts, as most of these contracts expired throughout 2003.

Selling, general, and administrative expenses for the six months ended June 30, 2004 and 2003 were $1,403,193 and $487,513, respectively, for an increase of $915,680. A portion of the overall increase can be attributed to an aggregate cost contribution from acquired entities of approximately $841,000, which includes such charges as facilities, sales and marketing, and other general and administrative items. The remaining increase is comprised primarily of additional travel and entertainment costs in excess of the prior year’s comparable period as a result of increased executive travel between subsidiaries and abroad for promotion or planning of our newly acquired products and technologies, including X-Fat® and GEOMATRIX®.

Research and development costs are expensed as incurred and totaled $603,961 and $277,523 for the six months ended June 30, 2004 and 2003, respectively, increasing $326,438. The net increase is primarily due to an additional $500,000 due under our agreements with Skye related to the licensing of the GEOMATRIX® technologies, offset by a reduction in amortization of common stock, options, or warrants issued in under various consulting or other service contracts, as most of these contracts expired throughout 2003.

Depreciation and amortization expense for the six months ended June 30, 2004 and 2003 was $2,553,896 and $102,451, respectively, increasing $2,451,445. The increase is primarily attributable to amortization of intangibles acquired or recorded as part of acquisitions, as well as increased depreciation related to acquired tangible assets, of approximately $2,465,000, offset to a lesser extent by assets fully depreciated during 2003.

Impairment of Goodwill and Other Intangible Assets is tested at least annually, or upon occurrence of such events that may indicate impairment exists, in accordance with SFAS No. 142. During the six months ended June 30, 2004, or in the subsequent period prior to filing of this Form 10QSB, certain events have caused us to reassess the validity of goodwill and other intangible assets associated with three of our acquisitions as follows.

MAF. The original gross value of goodwill related to the MAF Acquisition was $4,955,199. During 2003, our operating and cash flow results indicated goodwill was impaired by $4,370,683, leaving a balance of goodwill of $584,516 at December 31, 2003. Despite continued efforts in 2004 to improve results, we experienced operating loss of approximately $51,000, before depreciation, amortization, and interest charges and have been unable to generate positive cash flow from operations during the six months ended June 30, 2004. As a result, we have determined the remaining goodwill is fully impaired; therefore, have recorded goodwill impairment expense of $584,516 during the three months ended June 30, 2004.

NSI. The original gross value of goodwill related to the COF Acquisition was $3,887,797. During 2003, our operating and cash flow results indicated goodwill was impaired by $2,406,797, leaving a balance of goodwill of $1,481,000 at December 31, 2003. Despite continued efforts in 2004 to improve results, we experienced operating loss of approximately $473,000, before depreciation, amortization, and interest charges and have been unable to generate positive cash flow from operations during the six months ended June 30, 2004. As a result, on July 9, 2004, the Company entered into an agreement to sell certain assets and liabilities back to the previous owners of COF. As such, the remaining goodwill of $1,481,000 is deemed fully impaired and has been recorded as goodwill impairment expense during the three months ended June 30, 2004.

ENI. The original gross value of the GEOMATRIX® License Agreement and GEOMATRIX® Marketing Agreement related to the ENI Acquisition was $34,661,058 and $4,304,438, respectively. During 2004, certain events occurred that caused us to modify the business model underlying the original valuation of these intangibles, including the anticipated timing of future cash flows and the sources from which revenue will be derived. As a result, we determined that the net book value of the intangible assets associated with the GEOMATRIX® license and marketing agreements was impaired by $9,545,000 and $1,727,000, respectively; therefore, $11,272,000 was recorded as impairment expense during the three months ended June 30, 2004.

Other Income (Expense):

Other Income for the six months ended June 30, 2004 and 2003 was $0 and $256,000, respectively, for a decrease of $256,000. This entire amount related to income generated under a management agreement during second quarter 2003 with COF, a subsequent acquiree, which was ultimately written off by December 31, 2003 as part of the acquisition accounting.

Interest Expense for the six months ended June 30, 2004 and 2003 was $1,157,824 and $23,607, respectively, for an increase of $1,134,217. This increase is comprised of approximately 1) $243,000 in interest charges related to shares of our common stock that must be issued to shareholders as a penalty due to our failure to timely file and have declared effective a registration statement to register the shares of common stock issued in our November 2002 private placement, 2) $229,000 in interest charges related a penalty due to our failure to timely file and have declared effective a registration statement to register the shares of common stock underlying our December 2003 offering of $4,587,738 aggregate principal amount of Senior Secured Convertible Notes, 3) $372,000 in amortization of deferred debt issuance costs and debt discount attributable to our December 2003 Senior Secured Convertible Notes, and 4) $279,000 in interest expense from our Senior Secured Convertible Notes.

Net loss:  Our net loss for the six months ended June 30, 2004 and 2003 was $19,555,360 and $3,129,497, respectively, for an increase of $16,425,863. A majority of this increase relates to additional goodwill and other intangibles impairment, interest, depreciation, and amortization charges explained herein. Our loss before goodwill and other intangibles impairment, interest, taxes, depreciation, and amortization for the six months ended June 30, 2004 and 2003 was approximately $2,507,000 and $3,264,000, respectively, for a decreased loss of approximately $757,000. A majority of this decreased loss relates to the net effects of downward repricing adjustments and increased expenses, as further explained in Salaries and Benefit Costs.

Liquidity and Capital Resources

At June 30, 2004, we had approximately $174,000 in cash and approximately $275,000 of cash in escrow, included in prepaid expenses and other current assets at June 30, 2004, that will be used to make the remaining 2004 interest payments on our December 2003 Senior Secured Convertible Notes.

Cash flows used in operating activities of approximately $2,382,000 and $1,722,000 during the six months ended June 30, 2004 and 2003, respectively, have increased substantially over prior year due to the operating expenditures of our acquisitions (COF and ENI), which have not yet begun to generate positive cash flow from operations, as well as operating costs associated with promotion, planning, or research and development of our newly acquired products and technologies, including X-Fat® and GEOMATRIX®.

Cash flows used in investing activities decreased by approximately $135,000 to approximately $134,000 during the six months ended June 30, 2004 compared to $269,000 during the six months ended June 30, 2003. The net decrease results from increased capital expenditures associated with the consolidation and expansion of operating facilities in Utah during the first quarter of 2004, offset by reduced outflows associated with acquisitions and notes receivable in the prior year.

Cash flows provided by financing activities of approximately $961,000 during the six months ended June 30, 2004, versus cash flows provided of approximately $725,000 during the six months ended June 30, 2003, were positively impacted by approximately $169,000 in additional proceeds from private placement offerings, plus $105,000 in proceeds received through the exercise of warrants, offset to a lesser extent by servicing of total indebtedness assumed in our 2002 and 2003 acquisitions of approximately $1.5 million to be serviced over the next one to four year period.

To date, we have funded our operations and acquisition activity primarily from cash generated from private placements and with funds from borrowings under various debt instruments, as summarized in the table below, generating aggregate net cash proceeds of $6,990,500 during the eighteen-month period ended June 30, 2004, as summarized below.

Date	Description	Shares or Principal	Price Per Share	Net Cash Proceeds	Options & Warrants	Exercise Price
					1,000,000 Series D	$1.30
April, 2003	Series B Preferred	1,000,000	$1.00	$875,000	1,000,000 Series E	$1.60
					500,000 Series D	$1.30
July, 2003	Series C Preferred	500,000	$1.00	437,500	500,000 Series E	$1.60
August, 2003	Series D Preferred	1,000,000	$1.00	815,000	N/A	N/A
					3,060,000 No Series	$1.00
October - December, 2003	Bridge Notes(1)	1,530,000	$1.00	1,316,400	1,530,000 No Series	$1.50
December, 2003	Senior Secured Notes(1)	4,587,738	$1.00	2,502,400	4,587,738 No Series	$1.00
March/April, 2004	Common Stock	510,000	$1.00	469,200	N/A	N/A
					7,500,000 Series G	$0.25
June, 2004	Common Stock	2,500,000	$0.25	575,000	2,500,000 Series H	$0.25
				$6,990,500

(1)       Principal of $1,530,000 and accrued interest of $17,738 on the Bridge Notes converted into Senior Secured Notes.

Going concern

The accompanying consolidated financial statements have been prepared assuming we will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered recurring losses from operations, have a working capital deficit, and are dependent on funding from sources other than operations. Since inception, we have been required to raise additional capital by the issuance of both equity and debt instruments. There are no commitments from prior funding sources, debt or equity, should cash flows be insufficient to fund ongoing operations and other cash commitments as they come due. These factors raise substantial doubt about our ability to continue as a going concern. We will be required to raise additional capital in the near term through offerings of securities to fund operations. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to current investors.

We are in the process of improving, acquiring, or developing products for sale that would generate revenue to sustain its operations, as well as consolidating its operations in order to gain cost synergies and efficiencies. If successful, these actions will serve to mitigate the factors that have raised doubt about our ability to continue as a going concern and increase the availability of resources for funding of our current operations and future market development. In addition, during July 2004 the Company sold an additional 1,400,000 shares of common stock at $0.25 per share pursuant to the terms of the June 2004 Purchase Agreements, generating net cash proceeds of $322,000. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

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

Goodwill

Goodwill represents the excess of the aggregate price paid over the value of the net equity acquired in an acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are no longer required to amortize goodwill, but are required to review goodwill for impairment at least annually or whenever events indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” During 2003 and 2004, events occurred that would indicate goodwill had been impaired and, accordingly, the Company recorded an impairment of $6,777,480 at December 31, 2003 and an additional $2,065,516 at June 30, 2004 related to our investments in MAF and COF.

Intangible assets

Our other intangible assets include trademarks, patents, formulations, customer lists, and various marketing and license agreements. Intangible assets are amortized on a straight-line basis over the lesser of the correlating agreements or estimated useful lives ranging from 2 to 14 years. Other intangible assets arising from various acquisitions are evaluated for impairment at least annually or whenever events occur that would indicate impairment had occurred. During 2004, events occurred that would indicate certain intangible assets had been impaired and, accordingly, the Company recorded an impairment of $11,272,000 at June 30, 2004 related to certain marketing and license agreements arising from our ENI acquisition.

Impairment of Long-lived assets

Long-lived assets and identifiable other intangible assets to be held and used are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill and other intangible assets arising from various acquisitions are evaluated for impairment at least annually or whenever events occur that would indicate that impairment had occurred. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. As discussed above, during 2003 and 2004, events occurred that would indicate goodwill and other intangible assets had been impaired and, accordingly, the Company recorded an impairment at December 31, 2003 and June 30, 2004.

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

ITEM 3. Controls and Procedures.

Our Chief Executive Officer and Acting Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 45 days of the filing date of this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this report was being prepared.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported, within the periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Changes in Securities.

Stock Grants

Stock for Services – During the six months ended June 30, 2004, we issued 1,828,607 shares of restricted common stock in consideration for consulting, investment banking, or other services rendered, compensation, release of debt, or various other claims which the parties may have had against us in transactions exempt under Section 4(2) of the Act, as a transaction by an issuer not involving a public offering, as set forth below.

Name	Shares	Consideration*
21st Century Diversified Holdings, Inc.(1)	20,800	$16,752
Asciutto, Basil	2,400	2,784
Colbert Birnet, LP	4,116	2,017
Cranshire Capital, LP	10,289	5,041
Crescent International, Ltd	10,377	5,085
Delta Opportunity Fund, Ltd	10,289	5,041
Edson, Bradley(2)	600,000	498,000
Elite Communications	16,000	10,240
Ellis AG	12,000	13,920

Name	Shares	Consideration*
Fishman, Shimon	1,246	$611
Geguild, E	16,800	19,488
Grossman, Adrienne	1,647	807
Gutman, Edward	4,128	2,023
HCFP/Brenner Securities	425,000	182,500
ISKA/VITAL Partners, LLC	2,881	1,412
Jakubovitz, Estate of	8,231	4,033
Jones, Graham	10,289	5,041
Labella, Charles	10,000	11,600
Leslie, Sam	2,400	2,784
Mark Smith Living Trust	2,400	2,784
Mathes, Mark & Teri	8,249	4,042
Miller, Michael	4,116	2,017
Monarch Capital Group, LLC	20,000	16,000
Periscope Partners, LP	41,701	20,433
Quick, Leslie C. III(3)	24,000	27,840
Quick, Thomas	24,000	27,840
RFJM Partners, LLC	4,151	2,034
Schechter, Robert	1,239	607
Silverman Partners, LLC	4,128	2,023
SkyePharma PLC	41,153	20,165
Strategic Asset Management, Inc.	140,000	162,400
Triton Group	84,000	97,440
Victory Partners, LLC	220,000	152,700
Wernick, Howard	20,000	25,100
Zeke, LP	20,577	10,083
	1,828,607	$1,362,687

(1)   Principal is our former Chief Executive Officer and former Chairman of our Board of Directors.

(2)   Former Chief Executive Officer and former Chairman of our Board of Directors.

(3)   Former member of our Board of Directors.

Private Placements – During the six months ended June 30, 2004, we entered into Purchase Agreements and sold 510,000 and 2,500,000 shares of our common stock at $1.00 and $0.25 per share, respectively, generating aggregate cash proceeds of $1,044,200, net of cash offering costs of $90,800. In addition, 165,800 shares of common stock with a combined fair market value at the date of issuance of $80,252 (included in “Stock for Services”) were issued to financial advisors to facilitate the transactions, thus increasing the total offering costs to $155,600. These transactions are exempt under Section 4(2) of the Act, as a transaction by an issuer not involving a public offering, and are set forth below.

Name	Shares	Consideration
Caldwell, Susan J. Living Trust	50,000	$50,000
Catalano, Joseph	100,000	25,000
Edson, Thelma(1)	60,000	60,000
Goldberg, A. Dennis & Randy	50,000	50,000
Gutman, Edward	400,000	100,000
Gutman, Family Foundation	400,000	100,000
Insider’s Trend Fund, L.P.	125,000	125,000
Mindel, Leo Non GST Exempt Family Trust II	125,000	125,000
Newland, Jill Marie & Kody King	50,000	50,000
Nussbaum, John S.(1)	40,000	40,000
Nussbaum, John T./Theresa A.(1)	10,000	10,000
Richer, Stewart	400,000	100,000
Silverman Partners	1,200,000	300,000
	3,010,000	$1,135,000

(1)   Family member of our former Chief Executive Officer and former Chairman of our Board of Directors.

Other Grants – During the six months ended June 30, 2004, we issued 4,677,913 shares of restricted common stock in other transactions, including the conversion of 2,362,820 shares of Series A Preferred stock, conversion of 1,250,000 shares of Series B Preferred Stock, and the exercise of 1,300,000 warrants, of which 1,000,000 represented a net exercise for which we issued 765,100 shares of common stock, in transactions exempt under Section 4(2) of the Act, as a transaction by an issuer not involving a public offering, as set forth below.

Name	Shares	Consideration*
American Pension Services/FUB Custodian for Gregory Bemett	110,250	$210,704
Arzu, Jose Antonio	474,075	906,026
Chen, Stephen(2)	578,812	1,106,195
Crescent Venture Investors, LLC	220,500	421,408
Danoff, Eve K. & Robert B.	11,025	21,070
Dwyer, John	27,563	52,676
Edson, Bradley(1)	765,100	—
Goldstein, Colette	11,025	21,070
Green, Lawrence	11,025	21,070
Hannah, Kristian(3)	115,763	221,240
Hannah, Mark(3)	115,763	221,240
Hoa, Xu	578,812	1,106,195
Huber, Paul & Renae	44,100	84,282
Servold, Dale J. & Kerry M.	1,025	1,959
Stern, Michael J.	10,000	19,111
Stern, Michael J. Custodian for Jennifer Susan Stern	10,000	19,111
Stern, Michael J. Custodian for Lisa Barbara Stern	10,000	19,111
Strong International	1,250,000	1,250,000
Wernick, Howard	300,000	105,000
WJ B Insurance Company, Ltd.	33,075	63,216
	4,677,913	$5,870,684

(1)   Former Chief Executive Officer and former Chairman of our Board of Directors.

(2)   Is a principal of an entity that is a major shareholder.

(3)   Family member of a member of our Board of Directors.

Option/Warrant Grants

During the six months ended June 30, 2004, we issued 2,005,000 options or warrants to purchase shares of restricted common stock in consideration for consulting, investment banking, or other services rendered, compensation, release of debt, or various other claims which the parties may have had against us in transactions exempt under Section 4(2) of the Act, as a transaction by an issuer not involving a public offering, as set forth below. This table excludes warrants issued in conjunction with our June 2004 equity offering in which 10,000,000 series G and H warrants were granted and excludes warrants granted as a result of Series A Preferred stock conversions totaling 472,563 during the six months ended June 30, 2004.

Name	Options or Warrants	Exercise Price	Consideration*
HCFP/Brenner Securities, LLC	1,250,000	$0.25	$475,000
Collins, Phil	30,000	$0.54	—
Elite Communications	200,000	$0.85 - $1.30	93,000
Greene, Robert	50,000	$0.54	—
Liebowitz, Paul	150,000	$0.65	88,500
Maher, John	225,000	$0.59	—
Nest Ventures, LLC	100,000	$0.89	88,000
	2,005,000	$0.25 - $1.30	$744,500

No underwriters were involved in connection with the sales of securities referred to in this Item 2.

* Consideration reflected represents the fair value on the date of grant and does not represent cash exchanged.

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None

ITEM 6. Exhibits and Reports on Form 8-K.

(a)   The following documents are filed as part of this Report:

(1)           Financial statements filed as part of this Report:

Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003

Consolidated Statements of Operations (Unaudited) Three and Six Months Ended June 30, 2004 and 2003

Consolidated Statements of Cash Flows (Unaudited) Six Months Ended June 30, 2004 and 2003

Notes to Consolidated Financial Statements (Unaudited)

(2)           Exhibits filed as part of this Report:

Exhibit No.	Description
31.1	Certification pursuant to Section 13a-14 of the Securities Exchange Act

32.1	Certificate Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   We filed the following reports on Form 8-K during the three months ended June 30, 2004.

(1)           None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2004

By:	/s/ Stuart A. Benson
Stuart A. Benson, Chief Executive Officer and Acting Chief Financial Officer