Form 10QSB
period 2004-09-30
VITAL LIVING INC
filed 2004-11-22
CIK 1145700

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

      For the transition period from _______ to _______

                        Commission file number 000-33211


                                VITAL LIVING, INC
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                        88-0485596
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

            5080 North 40th Street, Suite 105 Phoenix, Arizona 85018
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (602) 952-9909
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes |X|   No | |

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date:

As of November 08, 2004, there were 79,322,687 shares of common stock outstanding.

Transition Small Business Disclosure Format (Check one):      Yes | |   No |X|

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION................................................3
   ITEM 1. Financial Statements...............................................3
     Consolidated Balance Sheets..............................................3
     Consolidated Statements of Operations (Unaudited)........................5
     Consolidated Statements of Cash Flows (Unaudited)........................6
   ITEM 2. Management's Discussion and Analysis or Plan of Operations........21
   ITEM 3. Controls and Procedures...........................................27
PART II - OTHER INFORMATION..................................................27
   ITEM 1. Legal Proceedings.................................................27

   ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.......27

   ITEM 6. Exhibits and Reports on Form 8-K..................................30

SIGNATURES...................................................................31

EXHIBIT 31.1.................................................................32

EXHIBIT 32.1.................................................................32

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

VITAL LIVING, INC.

Consolidated Balance Sheets

                                                                                            September 30,          December 31,
                                                                                                 2004                  2003
                                                                                           ---------------        --------------
                                                                                             (Unaudited)
Assets

Current assets

         Cash and cash equivalents                                                         $       210,326        $    1,729,311
         Accounts receivable, trade; net of allowance for doubtful
            accounts of $31,013 and $32,000, respectively                                          349,944               371,586
         Accounts receivable, related parties                                                           --                67,000
         Inventory, net of reserve of $35,000 and $86,000, respectively                            510,803               557,005
         Marketable securities                                                                   1,069,500                    --
         Prepaid expenses and other current assets                                                 599,390             1,099,767
                                                                                           ---------------        --------------
                  Total current assets                                                           2,739,963             3,824,669
                                                                                           ---------------        --------------
Other assets
         Deferred debt issuance costs, net of accumulated amortization
            of $380,122 and $230,871, respectively                                                 836,385               985,636
         Property and equipment, net                                                               137,647               169,107
         Goodwill                                                                                3,226,416             4,178,932
         License agreement - GEOMATRIX(R), net                                                  22,424,919            33,790,858
         License agreement - X-Fat(R), net                                                       3,775,322             3,990,504
         Marketing agreement, net                                                                  192,061             3,533,226
         Other intangible assets, net                                                               15,483               188,992
         Other non-current assets                                                                   28,909                46,308
                                                                                           ---------------        --------------
                  Total other assets                                                            30,637,142            46,883,563
                                                                                           ---------------        --------------
                  Total assets                                                             $    33,377,105        $   50,708,232
                                                                                           ---------------        --------------
Liabilities and Stockholders' Equity
Current liabilities
         Accounts payable, trade                                                           $     1,899,853        $    1,691,602
         Accrued and other current liabilities                                                   1,700,366             1,386,430
         Current portion of long-term debt                                                         585,140               584,571
         Notes payable, related parties                                                            161,833               260,045
                                                                                           ---------------        --------------
                  Total current liabilities                                                      4,347,192             3,922,648
                                                                                           ---------------        --------------

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC.

Consolidated Balance Sheets

                                                                                            September 30,          December 31,
                                                                                                 2004                  2003
                                                                                           ---------------        --------------
                                                                                             (Unaudited)
Long-term debt, net of debt discount of $1,697,141 and $2,686,190, respectively                  2,311,306             2,294,248
                                                                                           ---------------        --------------
                  Total liabilities                                                              6,658,498             6,216,896
                                                                                           ---------------        --------------

Commitments and contingencies                                                                           --                    --

Stockholders' equity

     Preferred stock, $0.001 par value, 50,000,000 shares authorized:

            Preferred stock - Series A, $0.001 par value, 10,000,000
            shares authorized; 1,252,129 and 3,410,325 shares issued and
            outstanding, respectively                                                                   --                 3,410

            Preferred stock - Series B, $0.001 par value, 1,000,000 shares
            authorized; no and 1,000,000 shares issued and outstanding                                  --                 1,000

            Preferred stock - Series C, $0.001 par value, 3,000,000 shares
            authorized; 500,000 shares issued and outstanding                                          500                   500

            Preferred stock - Series D, $0.001 par value, 1,000,000 shares
            authorized; 1,000,000 shares issued and outstanding                                      1,000                 1,000

     Additional paid-in capital - preferred                                                        303,804             8,389,210

     Discount on preferred stock - unamortized                                                          --              (126,599)

     Common stock, $0.001 par value, 150,000,000 shares authorized;
     76,361,092 and 58,269,466 shares issued and outstanding, respectively                          79,360                58,269

     Additional paid-in capital - common                                                        86,344,105            74,268,229

     Stock, options, and warrants - unamortized                                                   (433,936)             (597,042)

     Treasury stock, 424,000 shares at cost                                                        (72,280)              (72,280)

     Accumulated other comprehensive income                                                        (48,893)              (42,640)

     Retained deficit                                                                          (59,455,053)          (37,391,721)
                                                                                           ---------------        --------------
            Total stockholders' equity                                                          26,718,607            44,491,336
                                                                                           ---------------        --------------
            Total liabilities and stockholders' equity                                     $    33,377,105        $   50,708,232
                                                                                           ---------------        --------------


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

VITAL LIVING, INC.

Consolidated Statements of Operations (Unaudited)

                                                                                                             Nine Months
                                                            Three Months Ended                                  Ended
                                                                September 30,                               September 30,
                                                --------------------------------------      ---------------------------------------
                                                      2004                    2003               2004                  2003
                                                ----------------        --------------      --------------        --------------
Revenue                                         $     1,061,025         $      40,600       $   2,715,876         $      106,747

Cost of goods sold                                      557,840                28,432           1,320,705                 62,552
                                                ----------------        --------------      --------------        ---------------
   Gross profit                                         503,185                12,168           1,395,171                 44,195
                                                ----------------        --------------      --------------        ---------------
Administrative expenses
   Salaries and benefits                                201,571             8,941,109             881,672             10,790,436
   Professional and consulting fees                     535,617             1,285,166           1,242,290              2,029,280
   Selling, general and administrative                  481,653               459,183           1,318,233                581,062
   Research and development                             283,430                83,889             886,991                361,412
   Depreciation and amortization                      1,224,218               603,610           3,681,739                633,235
   Impairment of goodwill and other
      intangible assets                                      --                    --          11,272,000                     --
                                                ----------------        --------------      --------------        ---------------
   Total administrative expenses                      2,726,489            11,372,957          19,282,925             14,395,425
                                                ----------------        --------------      --------------        ---------------
Net loss from continuing operations                  (2,223,304)          (11,360,789)        (17,887,754)           (14,351,230)
Other income (expense)                                 (496,645)              (76,848)         (1,620,158)               (95,371)
                                                ----------------        --------------      --------------        ---------------
Net loss before discontinued operations              (2,719,949)          (11,437,637)        (19,507,912)           (14,446,601)
                                                ----------------        --------------      --------------        ---------------
Discontinued operations
   (Loss) from operations                               (61,886)             (469,013)         (2,829,284)              (589,546)
   Gain on disposals                                    663,126                                   663,126                     --
                                                ----------------        --------------      --------------        ---------------
Gain (loss) from discontinued operations                601,240              (469,013)         (2,166,158)              (589,546)
                                                ----------------        --------------      --------------        ---------------
Net loss                                              2,118,709           (11,906,650)        (21,674,070)           (15,036,147)
                                                ----------------        --------------      --------------        ---------------
Preferred stock dividend                                     --              (460,000)           (376,599)            (1,606,653)
                                                ----------------        --------------      --------------        ---------------
Net loss available to common stockholders       $    (2,118,709)        $ (12,366,650)      $ (22,050,669)     $
                                                                                                                  (16,642,800)
                                                ----------------        --------------      --------------        ---------------
Earnings Per Share
   (Loss) before discontinued operations        $         (0.04)        $       (0.34)      $       (0.31)           $     (0.60)
   Gain (loss) from discontinued operations                0.01                 (0.01)              (0.03)                 (0.02)
   Preferred stock dividend                                  --                 (0.01)              (0.01)                 (0.07)
                                                ----------------        --------------      --------------        ---------------
Basic and diluted loss per share available to   $         (0.03)        $       (0.36)      $       (0.35)           $     (0.69)
   common stockholders
                                                ================        ==============      ==============        ===============
Weighted average basic and diluted common            67,618,927            33,902,178          63,115,110             24,183,453
   stock outstanding


See accompanying notes to consolidated financial statements.

VITAL LIVING, INC.

Consolidated Statements of Cash Flows (Unaudited)

                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                            ----------------------------------------
                                                                                                 2004                     2003
                                                                                            ---------------          ---------------
Cash flows from operating activities:

         Net loss                                                                           $  (21,674,070)          $  (15,036,147)

         Adjustments to reconcile net loss to net cash used in operating activities:

                  Depreciation and amortization                                                  3,681,739                  540,390

                  Impairment of goodwill and other intangible assets                            11,272,000                       --

                  Issuance of common stock for services                                            445,735                  493,610

                  Issuance of common stock for compensation                                         83,000                1,781,000

                  Issuance of warrants for services                                                     --                   32,500

                  Issuance of warrants for compensation                                                 --                6,800,000

                  Repricing of and modifications to options and warrants                       (1,245,241)                2,028,400

                  Amortization of loan costs and debt discounts associated with senior
                      convertible notes                                                            503,693                       --

                  Amortization of restricted common stock, options, and warrants issued
                      for services                                                                 528,603                  657,032

                  Loss on discontinued operations                                                2,829,284                  589,546

                  Gain on disposal of discontinued operations                                    (663,126)                       --

                  Allowance for bad debt                                                               987                       --

                  Inventory reserve                                                                 50,975                       --

         Change in operating assets and liabilities:

                  Accounts receivable                                                              205,771                (175,632)

                  Accounts receivable, related party                                                    --                (256,000)

                  Inventory                                                                        564,811                 (33,107)

                  Prepaid expenses and other current assets                                        428,517                 (42,502)

                  Accounts payable                                                                  59,152                (257,997)

                  Accrued and other current liabilities                                            666,995                  798,563
                                                                                            ---------------          ---------------
                  Total cash used in continuing operations                                      (2,261,175)              (2,080,344)
                  Cash used in discontinued operations                                            (467,403)                (622,897)
                                                                                            ---------------          ---------------
                           Cash used in operating activities                                    (2,728,578)              (2,703,241)
                                                                                            ---------------          ---------------

                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                          ------------------------------------------
                                                                                                 2004                     2003
                                                                                            ---------------          ---------------
Cash flows from investing activities:

         Cost of acquisitions, net of cash acquired                                                (25,000)                (387,217)

         Purchases of property and equipment                                                      (138,395)                  (4,686)
                                                                                            ---------------          ---------------
                           Cash used in investing activities                                      (163,395)                (391,903)
                                                                                            ---------------          ---------------
Cash flows from financing activities:

         Payment on note and payable to officer, net                                                    --                 (21,374)

         Payment on notes payable to related parties, net                                          (98,212)                      --

         Payments on notes and long term debt, net                                                      --                (253,021)

         Proceeds from sale of common stock, net of offering costs                               1,366,200                       --

         Proceeds from sale of preferred stock, net of offering costs                                   --                2,175,500

         Purchase of treasury stock                                                                                         (36,000)

         Proceeds from exercise of options and warrants                                            105,000                   16,050
                                                                                            ---------------          ---------------
                           Cash provided by financing activities                                 1,372,988                1,881,155
                                                                                            ---------------          ---------------
Effect of foreign exchange rates on cash                                                                --                  (17,233)

Net decrease in cash                                                                            (1,518,985)              (1,231,222)

Cash at beginning of period                                                                      1,729,311                1,416,073
                                                                                            ---------------          ---------------
Cash at end of period                                                                       $      210,326           $      184,851
                                                                                            ---------------          --------------
Supplemental cash flow information:

         Cash paid for interest                                                             $       33,079           $       43,331

                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                            ----------------------------------------
                                                                                                 2004                     2003
                                                                                            ---------------          ---------------
Non-cash investing and financing activities:

         Common stock for services, settlements, and interest                               $      784,435           $      493,610

         Common stock issued for acquisitions and acquisition costs                         $    1,088,000           $   45,345,417

         Issuance of common stock for marketable securities                                 $    1,069,500           $           --

         Common stock for compensation                                                      $      581,000           $    1,781,000

         Common stock for common stock offering costs                                       $       80,252           $           --

         Issuance of warrants for compensation                                                                       $    6,800,000

         Warrants and options for services                                                  $      744,500           $       32,500

         Warrants for common stock offering                                                        625,000           $           --

         Preferred stock for preferred stock dividend                                       $      250,000           $      380,488

         Preferred stock for preferred stock dividend in arrears                            $      204,623           $           --

         Repricing of and amendments to options and warrants                                $    1,245,241           $    2,028,000

         Deemed dividend associated with beneficial conversion of preferred stock           $      126,599           $    1,606,653

         Conversion of Series A preferred stock to common stock                             $    4,515,684           $      419,856

         Conversion of Series B preferred stock to common stock                             $    1,250,000           $           --

         Note receivable related party                                                      $        --              $      256,000

See accompanying notes to consolidated financial statements.

1.   INTERIM FINANCIAL INFORMATION

     Vital Living, Inc. (the "Company") has included the consolidated balance sheet as of September 30, 2004, the consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003 and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. The consolidated balance sheet as of December 31, 2003 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2003. It is the opinion of management that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as net sales and expenses reported for the periods presented. The Company regularly assesses these estimates and, while actual results may differ, management believes that the estimates are reasonable.

     Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to current classifications.

2.   ACCOUNTING POLICIES

     Stock based compensation

     The Company accounts for its stock option plans ("Plans") in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations and provide pro forma net income or loss and pro forma EPS disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

     The Company is subject to reporting requirements of Financial Accounting Standards Board ("FASB") Financial Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation," which requires a non-cash charge to deferred compensation expense if the price of the Company's common stock on the last trading day of each reporting period is greater than the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the trading price exceeds the exercise price of the options (see Note 7).

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

     The fair value of the Company's stock-based awards to employees and directors was estimated using the Black-Scholes option-pricing model.
     The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted average assumptions for the nine months ended September 30:

                                                           2004
                                                           ----
     Expected life in years                                3.00
     Expected stock price volatility                       37.%
     Risk-free interest rate                              3.72%
     Average fair value per option/warrant                $0.59

     There were no options or warrants granted to employees or directors during the nine months ended September 30, 2003 that required valuation. However, there were 1,310,000 warrants granted in prior periods to an officer that, when considered in light of the re-pricing of such warrants in April 2003, impacted the amount of compensation expense that would have been recorded during the three and nine months ended September 30, 2003 had these warrants been fair valued. For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees and directors is amortized over the respective vesting periods.

     The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation for the:

                                                             Three Months Ended                            Nine Months Ended
                                                                September 30,                                 September 30,
                                                 -------------------------------------------    ------------------------------------
                                                   2004                   2003                   2004                   2003
                                                 -------------------    --------------------    ------------------  ----------------
Net loss before discontinued operations             $  (2,719,949)        $   (11,437,637)        $ (19,507,912)     $  (14,446,601)
Add:
     Stock based employee compensation
     expense included in reported net loss,
     net of taxes                                              --                  170,180                    --             170,180
Deduct:
     Stock based employee compensation
     determined under fair value based method
     for all awards, net of taxes                         (54,083)                      --              (54,083)                  --
                                                 -------------------    --------------------    ------------------   ---------------
Net loss before discontinued operations - pro          (2,665,866)            (11,267,457)          (19,516,695)        (14,276,421)
forma
As reported:
         Basic and diluted loss per share           $       (0.04)        $         (0.35)        $       (0.31)     $        (0.66)
Pro forma:
        Basic and diluted loss per share            $       (0.04)        $         (0.35)        $       (0.31)     $        (0.66)

     Going concern

     The accompanying consolidated financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has a working capital deficit, and is dependent on funding from sources other than operations. Since inception, the Company has been required to raise additional capital by the issuance of both equity and debt instruments. There are no commitments from funding sources, debt or equity, should cash flows be insufficient to fund ongoing operations or other cash commitments as they come due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management will be required to raise additional capital in the near term through offerings of securities to fund operations. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to current investors.

     The Company is in the process of improving, acquiring, or developing products for sale that would generate revenue to sustain its operations, as well as consolidating its operations in order to gain cost synergies and efficiencies. If successful, these actions will serve to mitigate the factors that have raised doubt about the Company's ability to continue as a going concern and increase the availability of resources for funding of the Company's current operations and future market development. In addition, the Company has been reliant on additional sales of its securities to raise capital in order to sustain operations during the nine months ended September 30, 2004. The Company expects to continue relying on additional sales of its securities in order to fund future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.   MERGERS AND ACQUISITIONS

     On August 17, 2004, Vital Living consummated a joint venture with Wellness Watchers International, Inc. ("WWI") and together formed Wellness Watchers Systems, LLC ("WWS"). The Company and WWI each own 50% of the newly formed company. The operating agreement gives the Company overall operating responsibility. WWS manufactures a proprietary brand of dietary protein powder called Dream Protein(R) which is directly marketed to the health practioners together with the Company's GreensFIRST(R) product. WWS plans to introduce complementary products that will be marketed as part of WWS' Healthy Living Program(R). Part of WWI's contribution to WWS was the exclusive licensing of certain products, client lists and marketing strategies, which included Dream Protein(R). WWS has developed a unique marketing strategy that channels products directly to health practitioners. The Company paid WWI $805,000 for its 50% interest in WWS. The purchase price consisted of 3,000,000 shares of its common stock along with a $25,000 cash payment. Prior to forming WWS, WWI had no prior operating history. The Company has not yet completed a formal valuation of the individual intangible assets purchased and their expected useful lives. Accordingly, the Company may, during the 4th quarter of 2004, determine that portions of the WWS acquisition price has a limited useful life and amortize that portion that over its estimated life. Currently, the entire purchase price has been categorized as goodwill.

     Acquisition pro formas

     The unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 have been prepared assuming the Doctors For Nutrition, Inc. ("DFN") and E-Nutraceuticals, Inc. ("ENI") acquisitions, and the corresponding issuance of 35,498,587 shares of common stock, including 1,400,000 additional shares issued to DFN for the settlement of certain claims, as consideration in these acquisitions, had occurred as of January 1, 2003. Thus, the unaudited pro forma consolidated results of operations include the following periods of operation:

       o Vital Living, Inc. for the three and nine months ended September 30, 2004 and 2003.
       o  ENI for the three and nine months ended September 30, 2003.
       o  DFN for the three and nine months ended September 30, 2003.

Presented below are the unaudited pro forma condensed consolidated results of operations for the:

                                                         Three Months Ended                        Nine Months Ended
                                                        September 30,                                September 30,
                                          ------------------------------------------    -----------------------------------------
                                                2004                   2003                   2004                   2003
                                          ------------------    --------------------    ------------------    -------------------
Revenue                                          $1,061,025           $   1,273,232         $   2,715,876          $   2,752,428
Cost of goods sold                                  557,840                 665,869             1,320,705              1,558,530
                                          ------------------    --------------------    ------------------    -------------------
         Gross profit                               503,185                 607,363             1,395,171              1,193,898
Operating expenses and other                      2,726,489              13,532,237            19,282,925             19,926,193
                                          ------------------    --------------------    ------------------    -------------------
Net loss from continuing operations             (2,223,304)            (12,924,874)          (17,887,754)           (18,732,295)
Basic and diluted loss per share                     (0.03)          $      (0.19))                (0.28)           $     (0.32)

4.   NET LOSS PER SHARE

     The Company accounts for its earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings Per Share," which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic EPS begins with income (loss) applicable to common shareholders (net income (loss) less preferred stock dividends) and is based on the weighted average number of common shares outstanding during each period presented. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. In computing basic net loss per share available to common shareholders, net loss is increased by cumulative dividends on preferred stock when they are declared even if they are not paid. If a class of preferred stock contains dividend rights that are not cumulative then the amount of the dividend is not considered in determining the net loss available to common shareholders until it is paid. For the purpose of diluted earnings per common share, and only if such calculation results in dilution, preferred stock dividends will not reduce earnings; however, the weighted average common shares outstanding would increase representing the amount of common shares into which such preferred stock is currently convertible. During the periods ended September 30, 2004 and 2003, the Company reported a net loss, thus the effects of dilutive securities were anti-dilutive, rendering basic and diluted loss per share the same. Convertible preferred stock, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive.


5.   INTANGIBLE ASSETS

Intangible assets consist of the following at:

                                                     September 30, 2004                            December 31, 2003
                                      ------------------------------------------------------------------------------------------
                                         Gross                                         Gross
                                       Carrying      Accumulated     Net Carrying     Carrying      Accumulated     Net Carrying
                                        Amount       Amortization       Amount          Amount      Amortization       Amount
                                      ------------   -------------   ------------    ------------   ------------    -------------
License agreement - Geomatrix(R)      $ 34,661,058   $(12,236,139)   $ 22,424,919    $ 34,661,058   $  (870,200)    $ 33,790,858
License agreement - X-Fat(R)             4,093,118       (317,796)      3,775,322       4,093,118      (102,614)       3,990,504
Marketing agreement                      4,304,438     (4,112,377)        192,061       4,304,438      (771,212)       3,533,226
Customer distribution lists                203,599       (203,599)             --         203,599      (118,766)          84,833
Trademarks and patents                     142,641       (127,158)         15,483         142,641       (75,238)          67,403
Formulations                                85,672        (85,672)             --          85,672       (48,916)          36,756
                                      ---------------------------------------------------------------------------------------------
Total amortizable intangible          $ 43,490,526   $(17,082,741)   $ 26,407,785    $ 43,490,526   $(1,986,946)    $ 41,503,580
     assets
                                      ---------------------------------------------------------------------------------------------
Unamortizable intangible assets
Goodwill                              $  2,113,416                                   $  4,178,932
                                      ------------                                   ------------

     Goodwill and other intangible assets arising from various acquisitions are evaluated for impairment at least annually or whenever events occur that would indicate impairment had occurred. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. During 2003 and 2004, events occurred that would indicate goodwill related to our MAF BioNutritionals, LLC ("MAF") and Christopher's Original Formulas, Inc. ("COF") acquisitions and other intangible assets related to our ENI acquisition had been impaired. Accordingly, the Company recorded goodwill impairment of $6,777,480 at December 31, 2003 and an additional $2,065,516 during the second quarter of 2004. In addition, during the second quarter of 2004, the Company determined that other intangible assets were impaired by $11,272,000 that resulted in a charge to operations and corresponding adjustment to accumulated amortization.

     The Company is currently in dispute over the terms of various agreements related to certain of the intangible assets related to the ENI acquisition and failed to make certain required payments ensuring continued rights to such assets. While the Company believes that it will reach a successful settlement to the terms and conditions, no assurance can be given that these negotiations will be successful or that the Company will reach a satisfactory resolution of this matter. In the event a satisfactory resolution cannot be reached and rights of termination under the agreements are invoked, the Company could lose substantial, or possibly all, rights under such agreements. Accordingly, amounts recorded as intangible assets associated with these contracts, which represent substantially all of the Company's intangible assets, would be impaired. However, until termination rights under the agreements are exercised, the Company's rights under the agreements are deemed to be in full force and effect and the related intangibles unimpaired.

6.   COMMITMENTS AND CONTINGENCIES

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

     In connection with the ENI acquisition, the Company became party to a Development and License Agreement, as amended, (collectively, the "ENI Agreements") with SkyePharma, PLC ("Skye"). Under the terms of the Development and License Agreement, as amended, with Skye, the Company has the right through December 31, 2017, or until such later date that the patents relating to Skye's patented drug-delivery technology, GEOMATRIX, expires, to identify dietary products and nutriceutical and functional supplements for Skye to develop using GEOMATRIX technology. The Company is entitled to market and license such products to other parties and is obligated to pay Skye $1,000,000 of development fees per year and certain royalties on all sales of such products. In addition, the Company was appointed as Skye's exclusive marketing partner to pharmaceutical companies for licensing of all Skye technology (including GEOMATRIX technology) relating to the delivery of drugs and other vitamins in China, Taiwan or Hong Kong. Skye agreed to pay the Company a royalty on all gross revenues received by Skye as a result of these marketing rights.

     Should the Company fail to meet its commitments under the ENI Agreements, product selection and license exclusivity rights will terminate at the end of the respective calendar year without effect on rights attained in prior years.

     The Company is currently in dispute with Skye over the terms of the ENI Agreements and has failed to cure three of four delinquent payments to Skye of $250,000 each due at the beginning of each quarter of 2004. On April 6, 2004, the Company received a demand letter from Skye related to the January 2004 and April 2004 past due payments, one of which was subsequently paid in June 2004, which triggered the 30 day negotiation period under the agreement, as required before initiating formal collection proceedings. As of November 6, 2004, the Company is $750,000 in arrears. The Company is currently in discussions to modify both the terms and payment schedules under the ENI Agreements. While Management believes that it will reach a successful settlement to the terms and conditions there under, no assurance can be given that these negotiations will be successful or that the Company will reach a satisfactory resolution of this matter. In the event a satisfactory resolution cannot be reached and Skye exercises its rights of termination under the ENI Agreements, the Company could lose substantial, or possibly all, rights under the ENI Agreements. Accordingly, amounts recorded as intangible assets associated with these contracts, which represent substantially all of the Company's intangible assets, would be impaired. However, until Skye exercises its termination rights under the ENI Agreements, the Company's rights under the agreements are deemed to be in full force and effect and the related intangibles unimpaired.

     During March and April 2004, the Company entered into Purchase Agreements and sold 510,000 shares of the Company's common stock at $1.00 per share with rights to receive a portion of the Company's net revenues, as defined therein, from the sale of X-Fat(R) ("the Royalty Rights"). Under the terms of the agreements, finder's fees are paid to certain individuals as compensation equal to cash of 8% of funds raised and shares of the Company's common stock equal to 8% of the number of shares issued under the agreement. Investors shall receive Royalty Rights on a pro-rata basis of 10% and 3% on the first $15,000,000 and subsequent $85,000,000 of X-Fat(R) net revenues, respectively, during the two-year period commencing April 1, 2004 and terminating March 31, 2006. Royalty payments on the first $15,000,000 and subsequent $85,000,000 of net revenues shall be made in cash and shares of common stock valued at $1.00 per share, respectively. Cash payments must be made within 50 days after the end of each calendar quarter and within 105 days after the end of each year. As of November 6, 2004, no material gross sales subject to the agreements had occurred.

     In March 2004, the Company signed a Marketing Agreement with Sciber Health, LLC ("Reseller") that grants certain exclusive rights to market and sell X-Fat(R) over the Internet and non-exclusive rights to market X-Fat through print ads, radio, and television. The Company has retained the rights to market X-Fat through its own websites. Under the agreement, which has a five-year term, the Reseller must sell minimum levels of X-Fat within certain periods or the Company has the right to terminate the exclusivity of the Agreement. As payment for reselling the product, the Reseller will receive 50% of the gross sales of the product, as defined therein. During the 18-month period following execution, the Company will grant the Reseller 100,000 stock options at $1.00 per share for each $2,500,000 in gross sales received, up to a maximum of 500,000 stock options should gross sales equal or exceed $12,000,000. The underlying common stock for any stock options granted has registration rights as specified in the agreement. As of November 6, 2004, no material gross sales subject to the agreement had occurred.

     Pursuant to a registration rights agreement related to the December 2003 Senior Secured Convertible Notes with an aggregate principal amount of $4,587,738, the Company was required to file and have declared effective a registration statement to register the shares of common stock that may be issued upon conversion of the notes and exercise of the warrants prior to April 15, 2004. The registration statement was declared effective on August 13, 2004 and as a result the note holders are owed liquidation damages equal to 2% per month of the principal balance of said notes, calculated on a pro rata basis to the date on which the registration statement was ultimately declared effective. At September 30, 2004, approximately $367,000 has been accrued for such liquidation damages.

7.   EQUITY TRANSACTIONS

     Common Stock

     In order to fund operating activities, the Company, from time to time, issues common stock in consideration for consulting, investment banking, or other services rendered, compensation, release of debt, or various other claims. Certain of these issuances are for services to be rendered over a contract period ranging from twelve to thirty-nine months and, as a result, are amortized to expense over the life of the respective contracts. During the three and nine months ended September 30, 2004, $248,560 and $380,768 was amortized to expense related to stock issued for such services, leaving an unamortized balance of $298,273 at September 30, 2004. During the nine months ended September 30, 2004, the Company issued the following shares of restricted common stock as consideration for such items:

                                                            Fair Value of
     Description                            Shares          Consideration
     -----------                            ------          -------------
     Compensation                           850,000         $     612,500
     Consulting services                    556,000         $     323,040
     Registration rights penalty            178,000         $     206,480
     Settlement of claim                    140,000         $     162,400
     Interest on Senior Secured
          Convertible Notes                 188,807         $      92,515
     Common stock private placement
          broker fees                       165,800         $      80,252
                                         ----------------------------------
                                          1,828,607         $   1,362,687
                                         ----------------------------------

     During March and April 2004, the Company entered into Purchase Agreements (see Note 5) and sold 510,000 shares of the Company's common stock at $1.00 per share, generating cash proceeds of $469,200, net of cash offering costs of $40,800. In addition, 40,800 shares of common stock with a combined fair market value at the date of issuance of $32,752 were issued to financial advisors to facilitate the transaction, thus increasing the total offering costs to $73,552.

     In June and July 2004, the Company sold $897,000 in units, each unit consisting of one share of common stock, three Series G Warrants, and one Series H Warrant, aggregating 3,900,000 shares of common stock at $0.25 per share, 11,700,000 Series G Warrants at an exercise price of $0.25 per share, and 3,900,000 Series H Warrants at an exercise price of $0.25 per share, generating cash proceeds of $772,000, net of cash offering costs of $125,000. In addition, 265,000 shares of common stock and 1,950,000 warrants, with a combined fair market value at the date of issuance of $549,100 were issued to financial advisors to facilitate the transaction, thus increasing the total offering costs to $599,100.

     During the third quarter of 2004, the Company issued 635,692 of its common stock related to the settlements of outstanding amounts due to several vendors. Each of the vendors have agreed that in exchange for shares of the Company's common stock that certain amounts previously owed by the Company have been fully satisfied.

     On August 17, 2004, Vital Living consummated a joint venture with Wellness Watchers International, Inc. ("WWI") and together formed Wellness Watchers Systems, LLC ("WWS"). The Company and WWI each own 50% of the newly formed company. The operating agreement gives the Company overall operating responsibility. The Company paid WWI $805,000 for its 50% interest in WWS. The purchase price consisted of 3,000,000 shares of its common stock along with a $25,000 cash payment. Prior to forming WWS, WWI had no prior operating history. The Company has not yet completed a formal valuation of the individual intangible assets purchased and their expected useful lives. Accordingly, the Company may, during the 4th quarter of 2004, determine that portions of the WWS acquisition price has a limited useful life and amortize that portion that over its estimated life. Currently, the entire purchase price has been categorized as goodwill.

     Effective September 30, 2004, the Company consumated a Stock Purchase Agreement ("Purchase Agreement") with Langley Park Investments PLC ("Langley"), a corporation organized under the laws of England and Wales. Pursuant to the Purchase Agreement, the Company sold 5,000,000 shares of its common stock ("Company Stock") to Langley for $1,090,000 or a per-share purchase price of $0.218. The purchase price paid by Langley was through the delivery of Ordinary Shares of Langley ("Langley Shares") to the Company with a value of (pound)1 per share. The Langley shares commenced trading on the London stock exchange on October 7, 2004.

     Upon closing, the Company delivered the Company Stock to Langley and Langley delivered 50% of the Langley Shares to the Company ("Saleable Langley Shares") and deposited the remaining 50% of the Langley Shares into an escrow account ("Escrowed Shares"). The Saleable Langley Shares are immediately tradeable and the Company may sell them in the open market on the LSE at any time. The Escrowed Shares will be held in escrow as a purchase price adjustment to be determined as follows: If, on the two year anniversary of the date of the agreement, the market value of the Company's common stock (equal to the average of the closing bid price per share of the Company's common stock during the 10 trading days immediately preceding the two year anniversary) has decreased from its original value on the date of the agreement, then for each 1% that the market value has decreased, a total of 2% of the Escrowed Shares (or 1% of the total number of Langley Shares to be issued) shall be sold back to Langley at (pound) 0.01 per share. The maximum number of Langley Shares that the Company will be required to sell back to Langley will be the full amount of Escrowed Shares.

     Pursuant to the Purchase Agreement, Langley has agreed that it will not sell, transfer or assign any or all of the Company Stock for a period of two years following the closing without the prior written consent of the Company, which consent may be withheld by the Company in its sole discretion.

     Equity Conversion and Warrant Adjustments

     As a result of certain issuances during 2004 at share prices below certain minimums defined in the anti-dilution provisions of several of the Company's convertible securities and pursuant to an agreement with the holders of these securities described below in Note 11,, a reduction in the exercise or conversion price, an increase in outstanding warrants to be exercised, or both, is required as follows:

                                                     Conversion/Exercise Price          $ Amount/Number Outstanding

              Convertible Security                  Original            Revised         Original           Revised
              --------------------                  --------            -------         --------           -------
     Senior Secured Convertible Notes                 $1.00              $0.25        $ 4,587,738        $ 4,587,738
     Senior Secured Convertible Note
          Warrants                                    $1.00              $0.25          5,118,139          5,387,515
     Bridge Note Warrants                             $1.50              $0.25          1,530,000          1,616,198
     Bridge Note Warrants                             $1.00              $0.25          3,263,000          3,434,736
     Series B Warrants                                $1.65              $0.214         1,367,500          1,367,500
     Series C Warrants                                $2.14              $0.214         1,367,500          1,367,500

     Pursuant to a registration rights agreement related to a November 2002 private placement of 1,367,500 shares of common stock, the Company was required to file and have declared effective a registration statement to register the shares of common stock issued and shares that may be issued upon exercise of the Series B Warrants and Series C Warrants from the private placement prior to March 20, 2003. The Company failed to have the registration statement declared effective by the deadline; as a result, the investors are owed liquidation damages equal to 2% per month of the purchase price of said securities, calculated on a pro rata basis to the date on which the registration statement was ultimately declared effective. During 2003, an agreement was reached with some of the investors to pay such damages in shares of common stock at a ratio of two shares of common stock for every $1.00 of liquidation damage earned. For the period through August 21, 2003, the Company agreed to settle the penalty amount owed by the issuance of 328,200 shares of our common stock, valued at approximately $367,000. During the six months ended June 30, 2004, 178,000 shares of restricted common stock were issued, valued at $206,480, and $30,163 in cash was paid related to the settlement agreements. It is expected that additional penalty shares will be issued for the period until the registration statement was declared effective on August 13, 2004. At September 30, 2004, approximately $450,000 has been accrued to settle the estimated additional amounts owed.

     Preferred Stock

     During the first three quarters of 2004, the holders of the 3,410,325 shares of Series A Preferred Stock converted such shares into a like amount of shares of common stock. As a condition of conversion, the Company granted 859,421 series A warrants with an exercise price of $2.00 per share. The value of the converted Series A Preferred Stock was $6,517,615 and the value of the warrants was $384,887 using the Black-Scholes option-pricing model. Dividends on the Series A Preferred Stock issued in September 2002 are cumulative and are to be paid every six months from the date of issuance for a total of 18 months with no obligation to pay dividends thereafter. During June 2003 and February 2004, 380,488 and 204,623 additional shares of Series A Preferred Stock valued at $380,488 and $204,623, respectively, were issued in satisfaction of all dividends owed to holders of Series A Preferred Stock for a cumulative dividend of $585,111.

     The market value of the Company's common stock on the dates Series A Preferred Stock was sold ranged between $1.25 - $3.40 per common share. In accordance with EITF 98-5, as amended by EITF 00-27, because the Series A Preferred Stock was sold at a price less than market value of the underlying components of the security, a beneficial conversion to holders of the Series A Preferred Stock occurred. Accordingly, during 2002 the Company recorded a discount of $3,382,172 within shareholders' equity and a corresponding amount to preferred stock additional paid-in-capital. The Series A Preferred Stock was convertible into common stock at the option of the holder at any time after the first anniversary date of its issuance, thus the beneficial conversion was amortized over a one-year period and fully amortized by December 31, 2003. In conjunction with the conversion of the Series A Preferred shares during the nine months ended September 30, 2004, $2,152,864 of previously amortized beneficial conversion was reclassified from preferred stock additional paid-in-capital to common stock additional paid-in-capital.

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

     In July 2003, the Company completed a private placement for 500,000 shares of Series C Preferred Stock. The market value of the Company's common stock on the date the Series C Preferred Stock was sold was $1.18 per common share. Dividends are paid two times per annum at a rate of 50% and accordingly 250,000 shares of common stock were issued in September 2004. In accordance with EITF 98-5, as amended by EITF 00-27, because the Series C Preferred Stock was sold at a price less than market value of the underlying components of the security, a beneficial conversion to holders of the Series C Preferred Stock occurred. Accordingly, during 2003 the Company recorded a discount of $253,198 within shareholders' equity and a corresponding amount to preferred stock additional paid-in-capital. The Series C Preferred Stock is convertible into common stock at the option of the holder at any time after the first anniversary date of its issuance, thus the beneficial conversion is amortized over a one-year period. A total of $126,599 of the Series C Preferred Stock discount was amortized during the nine months ended September 30, 2004, leaving no unamortized balance.

     Options and Warrants Issued for Service

     In order to fund operating activities, the Company, from time to time, grants options or warrants to purchase shares of common stock in consideration for consulting, investment banking, or other services rendered, compensation, release of debt, or various other claims. Certain of these issuances or grants are for services to be rendered over a contract period ranging from twelve to thirty-nine months and, as a result, are amortized to expense over the life of the respective contracts. During the three and nine months ended September 30, 2004, $131,020 and $341,079 was amortized to expense related to options and warrants issued for such services, leaving an unamortized balance of $135,213 at September 30, 2004. During the nine months ended September 30, 2004, the Company granted the following options and warrants in consideration for such items:

                                        Number                      Exercise
                                       Granted    Fair Value          Price
                                       -------    ----------        --------
     Options                           150,000        88,500          $0.59

     Warrants                          300,000       181,000        $0.85-1.30
                                      -----------------------
                                       450,000    $  269,500
                                      -----------------------

     During April 2004, a consultant to the Company exercised 300,000 warrants originally granted to him in 2001 at an exercise price of $0.35 per share, generating cash proceeds of $105,000.

     Options and Warrants Issued to Employees

     During January 2004, the Company's former Chairman and Chief Executive Officer exercised his rights under a "net exercise" provision and exchanged 1,000,000 warrants at an exercise price of $0.35 per share, originally granted to him in 2001, for 765,100 shares of common stock.

     During May 2004, the Company granted options to an employee to acquire 225,000 shares of the Company's common stock with an exercise price of $0.59 per share, which equals the fair market value at the date of grant, expire in ten years, and vest based upon reaching certain performance milestones.

     In accordance with FIN 44, a non-cash charge to expense is required if the price of the Company's common stock on the last trading day of a reporting period is greater than the exercise price of certain stock options and warrants issued. The requirements of FIN 44 may also result in a credit to expense to the extent that the trading price declines from the trading price as of the end of the previous reporting period, provided however that a credit is not recorded to the extent our common stock trades below the exercise price of the options or warrants. In accordance with FIN 44, the Company adjusts expense upward or downward on a periodic basis based on the trading price at the end of each period. The Company has outstanding 1,310,000 and 5,000,000 officer warrants issued in April 2002 and August 2003. As a result, the Company recorded a reduction in salaries and benefit costs of $144,100 and $1,220,261 during the three and nine months ended September 30, 2004, respectively, and a charge to compensation expense of $393,000 and $1,755,400 during the three and nine months ended September 30, 2003, related to the repricing of the officer warrants. Likewise, the Company recorded a reduction in professional fees of $65,125 and $156,000 during the three and nine months ended September 30, 2004, respectively, and no adjustment during the three or nine months ended September 30, 2003, related to the repricing of such options. These adjustments represent the fair value of the effective repricing of the warrants and options using the Black-Scholes option-pricing model at the valuation dates.

8.   RELATED PARTY TRANSACTIONS

     Officers and Directors

     During the third quarter of 2004, $30,075 was either paid directly or amounts paid on his behalf of Mr. Hannah, the Company's Chairman. These amounts were paid for services requested by management that were deemed outside the scope of his role as the Company's Chairman.

     In connection with the departure of the Company's former Chairman and Chief Executive Officer in January 2004, the Company executed a severance agreement that provides for cash payments of $244,068 ($119,034 due within eight days of execution, $19,839 due on each first day of July, August, and September 2004, and $21,839 due on each first day of October, November, and December 2004) and 600,000 shares of the Company's common stock, valued at $498,000, due within eleven days of execution and included in a pending Registration Statement initially filed January 14, 2004. In addition, the Company agreed to continue to pay Mr. Edson's medical benefits until the earlier of (i) July 31, 2005, or (ii) the date he becomes eligible to be covered under another program. However, due to certain differences between the Company and Mr. Edson, in August 2004, the Company and Mr. Edson agreed that the Company would issue 100,000 shares of its common stock in exchange for complete settlement of the severance agreement. As of September 30, 2004, the Company has no further obligations to Mr. Edson.

     In March and April 2004, the Company transacted a common stock private placement (see Note 6) for which finder's fees of 8% in cash and 8% in common stock were authorized to various parties to facilitate the transaction. The Company paid $20,800 in cash and issued 20,800 shares of common stock, valued at $16,752, to a company whose principal is our former Chief Executive Officer and Chairman for such services. In addition, 110,000 of the 510,000 common shares issued to investors in this private placement, valued at $110,000, were family members of our former Chief Executive Officer and Chairman.

     Shareholders

     The Company had a promissory note payable to Fifth Avenue Capital, Inc. ("FAC"), a major shareholder, assumed as part of the ENI acquisition in the amount of $100,000, bearing interest at prime plus 2%. Stephen Morris, a shareholder, is the President and sole Director of FAC. During the nine months ended September 30, 2004, the Company paid $100,000 to FAC as payment in full on the promissory note. In addition, 25,000 shares of restricted common stock, valued at $33,500, that were issued to Mr. Morris prior to December 31, 2003 were returned during January 2004 and the related receivable relieved.

     Concurrent with the MAF acquisition in November 2002, we executed a three-year consulting agreement with Phillip Maffetone, a shareholder and former owner of MAF, to provide product development and marketing services in exchange for monthly fees of $8,333. No amounts were paid under this agreement during the nine months ended September 30, 2004. Concurrent with the agreement by MAF to sell the Boulder Bar product line, the Company executed an agreement with Mr. Maffetone to accept 150,000 shares of the Company's common stock along with the return of all existing product as full settlement of all outstanding amounts and to terminate any remaining obligation under preexisting agreement.

9.   DISCONTINUED OPERATIONS

     In order to resolve certain disputes between the Company and a former employee of the COF subsidiary, on July 9, 2004, the Company settled all matters via an execution of a Settlement and Release Agreement (the "Agreement") calling for the settlement of all claims and the sale of certain assets and liabilities back to the previous owners of COF. As part of the Agreement, the Company will pay the previous owners of COF $150,000 in six equal monthly installments beginning July 2004 in exchange for the return of 2,600,000 shares of the Company's common stock originally paid as part of the acquisition price. In addition, the Company will assign certain assets and the previous owners of COF will assume certain liabilities of NSI as of the effective date, the previous owners of COF will sublease the Company's facilities located in Spanish Fork, Utah for a period of one year from the effective date, and executive employment agreements with Robert Scott and James Jeppson executed as part of the COF Acquisition become null and void. Should either party fail to perform its obligations under the Agreement, certain rights and options exist allowing the parties to terminate the Agreement. During the third quarter of 2004, the Company paid $50,000 of the $150,000 required payments under the Agreement. As of November 15, 2004, the Company has not received the 2.6 million shares of common stock back from the previous owners of COF, accordingly the Company is seeking specific remedies.

     In September 2004, the Company was served with a final demand notice from the Internal Revenue Service ("IRS") related to obligations from the previous owners of COF. These amounts were the obligation of the previous owners of COF which was ratified in the Agreement. However, in order for the Company to avoid any future claims related to this matter, in November 2004, it entered into a settlement agreement with the IRS related to this matter and paid the remaining $100,000 obligation under the Agreement directly to the IRS. The IRS has agreed not pursue the Company related to this matter.

     On September 30, 2004, MAF entered into an agreement to sell all properties, rights and assets used or useful in connection with its product line, Boulder Bar. This was the primary asset in MAF. MAF received a $50,000 cash payment, a $50,000 promissory note and the purchaser has agreed to continue serving the debt obligation of approximately $435,000, which is secured by the aforementioned asset. As a result of this transaction, during the third quarter of 2004, the Company recorded an impairment charge related to the remaining $103, 914 of intangible assets related to the MAF acquisition and a charge of $37,935 related to other MAF assets deemed to be of no remaining value.

     As of September 30, 2004, COF and MAF total asset and liabilities were $57,378 and $2,873,214, respectively. As of December 31, 2003, COF and MAF total assets and liabilities were $1,212,813 and $3,262,417, respectively. For the three and nine months ended September 30, 2004, total revenues for COF and MAF were $52,809 and $1,502,788, respectively. For the comparative three and nine month period of 2003, COF and MAF total revenues were $821,049 and $1,588,232, respectively.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after September 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after September 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

     In December 2003, the FASB issued a revised Interpretation No. 46 ("FIN 46R"), "Consolidation of Variable Interest Entities." FIN 46R requires companies to consider whether entities, in which they have financial interests, lack sufficient equity at risk to permit that entity to finance its activities without additional subordinated financial support and to consolidate those entities where the company would absorb the majority of any losses. The consolidation requirements are effective for interim and annual periods ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company.

11.  SUBSEQUENT EVENTS

      Effective as of October 15, 2004, the Company agreed with the holders of the senior convertible promissory notes and warrants to reduce the conversion price and exercise price of those securities to $0.25 per share. In exchange for this reduction:

            o The Company agreed to include the additional shares of common stock that are now issuable upon conversion of the outstanding senior convertible promissory notes as a result of the reduction in the conversion price on the Company's next registration statement it files with the Securities and Exchange Commission ("New Registration Statement"). The shares of common stock originally convertible under the senior convertible promissory notes are registered for resale under the Company's Registration Statement on Form SB-2 (SEC File No. 333-111921) ("Registration Statement") which was declared effective by the SEC on August 13, 2004;

            o The Company is now entitled to pay all 12% interest due on the senior convertible promissory notes in either cash or shares of our common stock, at the Company's sole option, commencing with the interest payment due in December 2004. The Company was originally required to pay the 12% interest on the senior convertible promissory notes at the rate of 8% per annum in cash and had the option to pay the remaining interest at the rate of 4% per annum in cash or shares of common stock. The shares of common stock representing the 4% interest payments are registered for resale under the Registration Statement. The Company has agreed to include the additional shares of common stock representing the 8% interest payments on the New Registration Statement; and

            o All penalties that the Company was required to pay as a result of its failure to have the Registration Statement declared effective by April 15, 2004 shall be payable by the Company in shares of common stock ("Penalty Stock") at a price equal to $0.258. Such shares of Penalty Stock shall be included on the New Registration Statement.

         ITEM 2. Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing and in conjunction with the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2003.

Forward-Looking Statements

         This Report contains forward-looking statements within the meaning of
         Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "estimate," "may," "should," "could," "will," "plan," "future," "continue," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely affect revenues, profitability, cash flows, and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to those set forth in our Form 10-KSB/A for the year ended December 31, 2003.

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


Results of Operations

The following sets forth selected financial data and its percentage of revenue for the comparative three months ended September 30:

                                              -----------2004---------------   -------------2003-----------
                                                                                                                Increase
                                                     Amount          %              Amount          %           (Decrease)
                                                     ------         ---             ------         ---          ----------
Revenue                                          $   1,061,025      100%       $       40,600      100%      $   1,020,425
Cost of goods sold                                     557,840      53%                28,432      70%             529,408
                                              -----------------                ---------------               --------------
         Gross profit                                  503,185      47%                12,168      30%             491,017

Administrative expenses
         Salaries and benefits                         201,571      19%             8,941,109    22,022%        (8,739,538)
         Professional and consulting fees              535,617      51%             1,285,166     3,165%          (749,549)
         Selling, general and administrative           481,653      45%               459,183     1,131%            22,470
         Research and development                      283,430      27%                83,889      207%            199,541
         Depreciation and amortization               1,224,218      115%              603,610     1,487%           620,608
                                              -----------------                ---------------               --------------
                  Total                              2,726,489      257%           11,372,957    28,012%        (8,646,468)
                                              -----------------                ---------------               --------------
Net loss from continuing operations                (2,223,304)     (210)%        (11,360,789)   (27,982)%       (9,137,485)
Other income (expense)                               (496,645)     (47%)             (76,848)     (189%)           419,797
                                              -----------------                ---------------               --------------

Net loss before discontinued operations          $ (2,719,949)     (257)%      $  (11,437,637)  (28,171)%     $ (8,717,688)
                                              -----------------                ---------------               ---------------

Quarter Ended September 30, 2004 Compared to the Quarter Ended September 30,
2003

         Revenue: Total revenue for the quarters ended September 30, 2004 and 2003 was $1,061,025 and $40,600 respectively, an increase of $1,020,425. This increase is primarily attributable to our acquisitions of DFN during the fourth quarter of 2003.

         Cost of Goods Sold and Gross Profit: Cost of goods sold for the quarters ended September 30, 2004 and 2003 was $557,840 $28,432 respectively, an increase of $529,408. This increase corresponds to the increase in revenues related primarily to our acquisition of DFN, which was the primary contributor in cost of goods sold during the quarter ended September 30, 2004, respectively.

         Administrative Expenses:

         Salaries and benefits for the quarters ended September 30, 2004 and 2003 were $201,571 and $8,941,109, respectively, for a decrease of $8,739,538. This difference is substantially due to repricing adjustments required in accordance with FIN No. 44(1) related to warrants issued to one of our officers in third quarter of 2003.

         (1) In accordance with Financial Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation," a non-cash charge to compensation expense is required if the price of our common stock on the last trading day of a reporting period is greater than the exercise price of certain stock options and warrants issued to officers or employees. The requirements of FIN 44 may also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of previous reporting period, provided however that a credit is not recorded to the extent our common stock trades below the exercise price of the options or warrants. In accordance with FIN 44, we adjust compensation expense upward or downward on a monthly basis based on the trading price at the end of each period.

         Professional and consulting fees were $535,617 and $1,285,166 during the quarters ended September 30, 2004 and 2003, respectively, for a decrease of $749,549. This decrease is primarily comprised of repricing adjustments in accordance with FIN 44 related to options previously issued in our agreement with the Arizona Heart Institute, our distribution partner for Essentum(R), and amortization of common stock, options, or warrants issued under various consulting or other service contracts, as most of these contracts during the third quarter of 2003.

         Selling, general, and administrative expenses for the quarters ended September 30, 2004 and 2003 were $481,653 and $459,183, respectively, for an increase of $22,470.

         Research and development costs are expensed as incurred and totaled $283,430 and $83,889 for the quarters ended September 30, 2004 and 2003, respectively, increasing $199,541. The net increase is primarily due to an additional $250,000 due under our agreements with Skye related to the licensing of the GEOMATRIX(R) technologies, offset by a reductions in amortization of common stock, options, or warrants issued in under various consulting or other service contracts, as most of these contracts expired throughout 2003.

         Depreciation and amortization expense for the quarters ended September 30, 2004 and 2003 was $1,224,218 and $603,610, respectively, increasing $620,608. The increase is primarily attributable to amortization of intangibles acquired or recorded as part of acquisitions during the second half of 2003.

         Other Income (Expense):

         Other income (expense) for the quarters ended September 30, 2004 and 2003 was a net expense of $496,645 and $76,,848, respectively, for an increase of $419,797. This increase was primarily related to the combination of interest charges related to shares of our common stock that must be issued to shareholders as a penalty due to our failure to timely file and have declared effective a registration statement to register the shares of common stock issued in our November 2002 private placement, interest charges related to a penalty due to our failure to timely file and have declared effective a registration statement to register the shares of common stock underlying our December 2003 offering, amortization of deferred debt issuance costs and debt discount attributable to our December 2003 Senior Secured Convertible Notes, and interest expense from our Senior Secured Convertible Notes.

         Net loss before discontinued operations: Our net loss for the quarters ended September 30, 2004 and 2003 was $2,719,949 and $11,437,637,
         respectively, for a decrease of $9,137,485. A majority of the reduction relates the net effects of downward repricing adjustments, as further explained in Salaries and Benefit Costs.

The following sets forth selected financial data and its percentage of revenue for the nine months ended September 30:

                                             -----------2004---------------- ----------------2003-------------
                                                                                                                     Increase
                                                    Amount           %                  Amount            %           (Decrease)
                                                    ------         ------               ------         ------         --------
Revenue                                         $     2,715,876    100.0%            $     106,747     100.0%         $   2,609,129
Cost of goods sold                                    1,320,705     49%                     62,552      59%               1,258,153
                                             -------------------             ----------------------                ----------------
         Gross profit                                 1,395,171     51%                     44,195      41%               1,350,976
Administrative expenses
         Salaries and benefits                          881,672     33%                 10,790,436    10,108%           (9,908,764)
         Professional and consulting fees             1,242,290     46%                  2,029,280     1,901%             (786,990)
         Selling, general and
              administrative                          1,318,233     49%                    581,062      544%                737,171
         Research and development                       886,991     33%                    361,412      339%                525,579
         Depreciation and amortization                3,681,739     136%                   633,235      593%              3,048,504
         Impairment of goodwill and other
              intangible assets                      11,272,000     415%                        --       --              11,272,000
                                             -------------------             ----------------------                ----------------
                  Total                              19,282,925     712%                14,395,425    13,485%             4,887,500
                                             -------------------             ----------------------                ----------------

Net loss from continuing operations                (17,887,754)    (659)%             (14,351,230)   (13,444)%           3,536,524)
Other income (expense)                              (1,620,158)    (60%)                  (95,371)     (89%)              1,524,787
                                             -------------------             ----------------------                ----------------
Net loss before discontinued operations       $    (19,507,912)    (719)%        $    (14,446,601)    (1,353)%          $ 5,061,311
                                             -------------------             ----------------------                ----------------

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

     Revenue: Total revenue for the nine months ended September 30, 2004 and 2003 was $2,715,876 and $106,747, respectively, an increase of $2,609,129. This increase is primarily attributable to our acquisition of DFN during the fourth quarters of 2003, contributing new revenues during the nine months ended September 30, 2004.

     Cost of Goods Sold and Gross Profit: Cost of goods sold for the nine months ended September 30, 2004 and 2003 was $1,320,705 and $62,552, respectively, an increase of $1,158,153. This increase corresponds to the increase in revenues related primarily to our acquisition of during the nine months ended September 30, 2004.

     Administrative Expenses:

     Salary and benefits for the nine months ended September 30, 2004 and 2003 were $881,672 and $10,790,436, respectively, for a decrease of $9,908,764. The difference is substantially due to repricing adjustments required in accordance with FIN No. 44(1) related to warrants issued to one of our officers in 2003.

     (1) In accordance with Financial Interpretation No. ("FIN") 44,
         "Accounting for Certain Transactions Involving Stock Compensation," a non-cash charge to compensation expense is required if the price of our common stock on the last trading day of a reporting period is greater than the exercise price of certain stock options and warrants issued to officers or employees. The requirements of FIN 44 may also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of previous reporting period, provided however that a credit is not recorded to the extent our common stock trades below the exercise price of the options or warrants. In accordance with FIN 44, we adjust compensation expense upward or downward on a monthly basis based on the trading price at the end of each period.

     Professional and consulting fees were $1,242,290 and $2,029,280 during the nine months ended September 30, 2004 and 2003, respectively, for a decrease of $786,990. This decrease is comprised primarily of repricing adjustments in accordance with FIN 44 related to options previously issued in our agreement with the Arizona Heart Institute, our distribution partner for Essentum(R), and amortization of common stock, options, or warrants issued under various consulting or other service contracts, as most of these contracts during .

     Selling, general, and administrative expenses for the nine months ended September 30, 2004 and 2003 were $1,318,233 and $581,062, respectively, for an increase of $737,171. The is comprised primarily of additional travel and entertainment costs in excess of the prior year's comparable period as a result of increased executive travel between subsidiaries and abroad for promotion or planning of our newly acquired products and technologies, including X-Fat(R) and GEOMATRIX(R).

     Research and development costs are expensed as incurred and totaled $886,991 and $361,412 for the nine months ended September 30, 2004 and 2003, respectively, increasing $525,579. The net increase is primarily due to an additional $750,000 in 2004 due under our agreements with Skye related to the licensing of the GEOMATRIX(R) technologies offset by net overall reduction in other spending in 2004..

     Depreciation and amortization expense for the nine months ended September 30, 2004 and 2003 was $3,681739 and $633,235, respectively, increasing $3,048,504. The increase is primarily attributable to amortization of intangibles acquired or recorded as part of acquisitions, as well as increased depreciation related to acquired tangible assets..

     Impairment of Goodwill and Other Intangible Assets is tested at least annually, or upon occurrence of such events that may indicate impairment exists, in accordance with SFAS No. 142. During the nine months ended September 30, 2004, or in the subsequent period prior to filing of this Form 10QSB, certain events have caused us to reassess the validity of goodwill and other intangible assets associated with three of our acquisitions as follows.

         ENI. The original gross value of the GEOMATRIX(R) License Agreement and GEOMATRIX(R) Marketing Agreement related to the ENI Acquisition was $34,661,058 and $4,304,438, respectively. During 2004, certain events occurred that caused us to modify the business model underlying the original valuation of these intangibles, including the anticipated timing of future cash flows and the sources from which revenue will be derived. As a result, we determined that the net book value of the intangible assets associated with the GEOMATRIX(R) license and marketing agreements was impaired by $9,545,000 and $1,727,000, respectively; therefore, $11,272,000 was recorded as impairment expense during the nine months ended September 30, 2004.

     Other Income (Expense):

     Other income (expense) for the nine months ended September 30, 2004 and 2003 was a net expense of $1,620,158 and $95,371, respectively, for an increase of $1,524,787. This increase was primarily related to the combination of interest charges related to shares of our common stock that must be issued to shareholders as a penalty due to our failure to timely file and have declared effective a registration statement to register the shares of common stock issued in our November 2002 private placement, interest charges related to a penalty due to our failure to timely file and have declared effective a registration statement to register the shares of common stock underlying our December 2003 offering, amortization of deferred debt issuance costs and debt discount attributable to our December 2003 Senior Secured Convertible Notes, and interest expense from our Senior Secured Convertible Notes.

     Net loss before discontinued operations: Our net loss for the nine months ended September 30, 2004 and 2003 was $19,507,912 and $14,446,601, respectively, for an increase of $3,536,524. A majority of this increase relates to additional goodwill and other intangibles impairment, interest, depreciation, and amortization charges offset by the net effects of downward repricing adjustments and increased expenses, as further explained in Salaries and Benefit Costs.

     Liquidity and Capital Resources-to finish

     At September 30, 2004, we had cash of $210,326, including approximately $275,000 of cash in escrow, that was to be used to make the remaining 2004 interest payments on our December 2003 Senior Secured Convertible Notes. In October 2004, approximately $275,000 of cash held in escrow was released to us as a result of an agreement we reached with the holders of our senior secured convertible notes to reduce the conversion price of the notes and exercise prices of certain warrants held by these holders.

     Cash flows used in operating activities of approximately $2,728,578 and $2,703,241 during the nine months ended September 30, 2004 and 2003, respectively, have increased substantially over prior year due to the operating expenditures of our acquisitions (COF and ENI), which have not yet begun to generate positive cash flow from operations, as well as operating costs associated with promotion, planning, or research and development of our newly acquired products and technologies, including X-Fat(R) and GEOMATRIX(R).

     Cash flows used in investing activities decreased by approximately $135,000 to approximately $134,000 during the nine months ended September 30, 2004 compared to $269,000 during the nine months ended September 30, 2003. The net decrease results from increased capital expenditures associated with the consolidation and expansion of operating facilities in Utah during the first quarter of 2004, offset by reduced outflows associated with acquisitions and notes receivable in the prior year.

     Cash flows provided by financing activities of approximately $961,000 during the nine months ended September 30, 2004, versus cash flows provided of approximately $725,000 during the nine months ended September 30, 2003, were positively impacted by approximately $169,000 in additional proceeds from private placement offerings, plus $105,000 in proceeds received through the exercise of warrants, offset to a lesser extent by servicing of total indebtedness assumed in our 2002 and 2003 acquisitions of approximately $1.5 million to be serviced over the next one to four year period.

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

     We are in the process of improving, acquiring, or developing products for sale that would generate revenue to sustain its operations, as well as consolidating its operations in order to gain cost synergies and efficiencies. If successful, these actions will serve to mitigate the factors that have raised doubt about our ability to continue as a going concern and increase the availability of resources for funding of our current operations and future market development. In addition, during 2004 we sold securities that generated net cash proceeds of approximately $897,000. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Critical accounting policies and estimates

     Acquisitions

     We account for acquisitions in accordance with Statement of Financial Accounting Standards, ("SFAS") No. 141 "Business Combinations" and accordingly apply the purchase method of accounting for all business combinations initiated after September 30, 2001 and separately identify recognized intangible assets that meet certain criteria, amortizing these assets over their determinable useful lives.

     Goodwill

     Goodwill represents the excess of the aggregate price paid over the value of the net equity acquired in an acquisition. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we are no longer required to amortize goodwill, but are required to review goodwill for impairment at least annually or whenever events indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." During 2003 and 2004, events occurred that would indicate goodwill had been impaired and, accordingly, the Company recorded an impairment of $6,777,480 at December 31, 2003 and an additional $2,065,516 at September 30, 2004 related to our investments in MAF and COF.

     Intangible assets

     Our other intangible assets include trademarks, patents, formulations, customer lists, and various marketing and license agreements. Intangible assets are amortized on a straight-line basis over the lesser of the correlating agreements or estimated useful lives ranging from 2 to 14 years. Other intangible assets arising from various acquisitions are evaluated for impairment at least annually or whenever events occur that would indicate impairment had occurred. During 2004, events occurred that would indicate certain intangible assets had been impaired and, accordingly, the Company recorded an impairment of $11,272,000 at September 30, 2004 related to certain marketing and license agreements arising from our ENI acquisition.

     Impairment of Long-lived assets

     Long-lived assets and identifiable other intangible assets to be held and used are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill and other intangible assets arising from various acquisitions are evaluated for impairment at least annually or whenever events occur that would indicate that impairment had occurred. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. As discussed above, during 2003 and 2004, events occurred that would indicate goodwill and other intangible assets had been impaired and, accordingly, the Company recorded an impairment at December 31, 2003 and September 30, 2004.

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

     Stock based compensation

     We account for our stock option plans in accordance with SFAS No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25,

     "Accounting for Stock Issued to Employees," and related interpretations and provide pro forma net income or loss and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

     We are subject to reporting requirements of FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," which requires a non-cash charge to deferred compensation expense if the price of our common stock on the last trading day of each reporting period is greater than the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the trading price exceeds the exercise price of the options.

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

ITEM 3. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 45 days of the filing date of this report (the "Evaluation Date") have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this report was being prepared.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported, within the periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

-------------------------------------------------------------------------------------------------------------
                                                                                                If Option,
                                                                                                Warrant or
                                          Consideration   Received  and                         Convertible
                                          Description  of  Underwriting        Exemption from   Security, Terms
Date of      Title of       Number        or Other  Discounts to Market        Registrations    of Exercise or
Sale         Security       Sold          Price Afforded To Purchasers         Claimed          Conversion
-------------------------------------------------------------------------------------------------------------
7/1504-      Common Stock   1,454,714     Common stock issued upon             4(2)               1 for 1
9/13/04                                   conversion of Series A
                                          Preferred Stock; no
                                          consideration   received   by
                                          the Company.
-------------------------------------------------------------------------------------------------------------
7/23/04      Common Stock   518,692       Common Stock issued to               4(2)               N/A
                                          relieve unsecured liability;
                                          Company discharged $110,000
                                          of liability.
-------------------------------------------------------------------------------------------------------------
7/23/04      Common Stock   5,000         Common Stock issued to               4(2)               N/A
                                          relieve unsecured liability;
                                          Company discharged $5,000 of
                                          liability.
-------------------------------------------------------------------------------------------------------------
8/9/04       Common Stock   67,200        Common Stock issued to pay           4(2)               N/A
                                          liquidated damages to
                                          investors; Company discharged
                                          $134,400 of liability.
-------------------------------------------------------------------------------------------------------------
7/13/04      Common Stock   1,470,000     Common Stock issued in               4(2)               N/A
                                          private placement; Company
                                          received $272,000; Brokers
                                          received $50,000 and 70,000
                                          shares of common stock as
                                          consideration for transaction.
-------------------------------------------------------------------------------------------------------------
9/7/04       Common Stock   112,000       Common Stock issued to               4(2)               N/A
                                          relieve unsecured liability;
                                          Company discharged $14,000
                                          of liability.
-------------------------------------------------------------------------------------------------------------
9/7/04       Common Stock   1,400,000     Common Stock issued in               4(2)               N/A
                                          connection with acquisition;
                                          no consideration received by
                                          the Company.
-------------------------------------------------------------------------------------------------------------
9/7/04       Common Stock   100,000       Common Stock issued in               4(2)               N/A
                                          connection with termination
                                          of employee; no consideration
                                          received by the Company.
-------------------------------------------------------------------------------------------------------------
9/7/04       Common Stock   250,000       Common stock issued as dividend      4(2)               N/A
                                          on Series C Preferred Stock;
                                          no consideration received by
                                          the Company.
-------------------------------------------------------------------------------------------------------------
9/7/04       Common Stock   5,000,000     Common Stock issued in               4(2); Regulation   N/A
                                          connection  with  investment;  S
                                          Company  received  $1,090,000
                                          paid in  Ordinary  Shares  of
                                          Langley Park  Investments PLC
                                          as consideration.
-------------------------------------------------------------------------------------------------------------
9/30/04      Common Stock   150,000       Restricted Stock granted to          4(2)               1/3 vested
                                          directors - no cash consideration                       immediately
                                          received by the Company                                 and 1/3 vests
                                                                                                  upon each of
                                                                                                  1st and 2nd
                                                                                                  anniversary
                                                                                                  of grant
-------------------------------------------------------------------------------------------------------------
8/17/04      Common Stock   3,000,000     Common Stock issued in               4(2)               N/A
                                          connection with acquisition;
                                          no consideration received by
                                          the Company.
-------------------------------------------------------------------------------------------------------------

ITEM 6. Exhibits and Reports on Form 8-K.

(1)     Exhibits filed as part of this Report:

        Exhibit     Description                                            Page
        No.

        31.1        Certification pursuant to Section 13a-14 of the
                    Securities Exchange Act                                  31

        32.2        Certificate Pursuant to 18 U.S.C. Section 1350 as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley    33
                    Act of 2002


(b) We filed the following reports on Form 8-K during the three months ended September 30, 2004.

Date                         Items              Financial Information
August 13, 2004              7                  None
August 25, 2004              5.02               None
September 2, 2004            5.02               None
September 8, 2004            3.02, 9.01         None
September 22, 2004           7.01               None
September 29, 2004           5.02               None
September 30, 2004           3.02               None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2004

By:        /s/ Stuart A. Benson
           ---------------------------------------------------------------------
           Stuart A. Benson, Chief Executive Officer

By:        /s/ Gregg A. Linn
           ---------------------------------------------------------------------
           Gregg A. Linn, Chief Financial Officer