Form 10QSB/A
period 2004-09-30
VITAL LIVING INC
filed 2005-01-07
CIK 1145700

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT

                For the transition period from _______ to _______

                        Commission file number 000-33211

                                VITAL LIVING, INC
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                       88-0485596
--------------------------------------------------------------------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                       Identification No.)

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

                                 Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date:

As of November 08, 2004, there were 79,322,687 shares of common stock outstanding.

Transition Small Business Disclosure Format (Check one):

                                 Yes |_| No |X|

                                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.................................................3
   ITEM 1. Financial Statements................................................3
     Consolidated Balance Sheets...............................................3
     Consolidated Statements of Operations (Unaudited).........................5
     Consolidated Statements of Cash Flows (Unaudited).........................6
   ITEM 2. Management's Discussion and Analysis or Plan of Operations.........22
   ITEM 3. Controls and Procedures............................................29
PART II - OTHER INFORMATION...................................................29
   ITEM 1. Legal Proceedings..................................................29
   ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds........29
   ITEM 6. Exhibits and Reports on Form 8-K...................................30
SIGNATURES....................................................................31
EXHIBIT 31.1..................................................................32
EXHIBIT 32.1..................................................................34

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

VITAL LIVING, INC.

Consolidated Balance Sheets

                                                                                         September 30,   December 31,
                                                                                             2004            2003
                                                                                         ------------    ------------
                                                                                          (Unaudited)
Assets
Current assets
         Cash and cash equivalents                                                       $    210,326    $  1,729,311
         Accounts receivable, trade; net of allowance for doubtful accounts of $31,013
              and $32,000, respectively                                                       349,944         371,586
         Accounts receivable, related parties                                                      --          67,000
         Inventory, net of reserve of $35,000 and $86,000, respectively                       510,803         557,005
         Marketable securities                                                              1,069,500              --
         Prepaid expenses and other current assets                                            599,390       1,099,767
                                                                                         ------------    ------------
                  Total current assets                                                      2,739,963       3,824,669
                                                                                         ------------    ------------
Other assets
         Deferred debt issuance costs, net of accumulated amortization of $380,122 and
         $230,871, respectively                                                               836,385         985,636
         Property and equipment, net                                                          137,647         169,107
         Goodwill                                                                           3,226,416       4,178,932
         License agreement - GEOMATRIX(R), net                                             22,424,919      33,790,858
         License agreement - X-Fat(R), net                                                  3,775,322       3,990,504
         Marketing agreement, net                                                             192,061       3,533,226
         Other intangible assets, net                                                          15,483         188,992
         Other non-current assets                                                              28,909          46,308
                                                                                         ------------    ------------
                  Total other assets                                                       30,637,142      46,883,563
                                                                                         ------------    ------------
                  Total assets                                                           $ 33,377,105    $ 50,708,232
                                                                                         ------------    ------------
Liabilities and Stockholders' Equity
Current liabilities
         Accounts payable, trade                                                         $  1,899,853    $  1,691,602
         Accrued and other current liabilities                                              1,700,366       1,386,430
         Current portion of long-term debt                                                    585,140         584,571
         Notes payable, related parties                                                       161,833         260,045
                                                                                         ------------    ------------
                  Total current liabilities                                                 4,347,192       3,922,648
                                                                                         ------------    ------------

See accompanying notes to consolidated financial statements



VITAL LIVING, INC.

Consolidated Balance Sheets

Long-term debt, net of debt discount of $1,697,141 and $2,686,190, respectively             2,311,306       2,294,248
                                                                                         ------------    ------------
                  Total liabilities                                                         6,658,498       6,216,896
                                                                                         ------------    ------------

Commitments and contingencies                                                                      --              --
Stockholders' equity
         Preferredstock, $0.001 par value, 50,000,000 shares authorized:
                  Preferred stock - Series A, $0.001 par value, 10,000,000
                  shares authorized; 1,252,129 and 3,410,325 shares issued and outstanding,
                  respectively                                                                     --           3,410
                  Preferred stock - Series B, $0.001 par value, 1,000,000 shares
                  authorized; no and 1,000,000 shares issued and outstanding                       --           1,000
                  Preferred stock - Series C, $0.001 par value, 3,000,000 shares
                  authorized; 500,000 shares issued and outstanding                               500             500
                  Preferred stock - Series D, $0.001 par value, 1,000,000 shares
                  authorized; 1,000,000 shares issued and outstanding                           1,000           1,000
         Additional paid-in capital - preferred                                               303,804       8,389,210
         Discount on preferred stock - unamortized                                                 --        (126,599)
         Common stock, $0.001 par value, 150,000,000 shares authorized; 76,361,092 and
         58,269,466 shares issued and outstanding, respectively                                79,360          58,269
         Additional paid-in capital - common                                               86,344,105      74,268,229
         Stock, options, and warrants - unamortized                                          (433,936)       (597,042)
         Treasury stock, 424,000 shares at cost                                               (72,280)        (72,280)
         Accumulated other comprehensive income                                               (48,893)        (42,640)
         Retained deficit                                                                 (59,455,053)    (37,391,721)
                                                                                         ------------    ------------
                  Total stockholders' equity                                               26,718,607      44,491,336
                                                                                         ------------    ------------
                  Total liabilities and stockholders' equity                             $ 33,377,105    $ 50,708,232
                                                                                         ------------    ------------

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC.

Consolidated Statements of Operations (Unaudited)

                                                       Three Months                      Nine Months
                                                           Ended                            Ended
                                                        September 30,                    September 30,
                                                ----------------------------    ----------------------------
                                                    2004            2003            2004            2003
                                                ------------    ------------    ------------    ------------
Revenue                                         $  1,061,025    $     40,600    $  2,715,876    $    106,747
Cost of goods sold                                   557,840          28,432       1,320,705          62,552
                                                ------------    ------------    ------------    ------------
         Gross profit                                503,185          12,168       1,395,171          44,195
                                                ------------    ------------    ------------    ------------
Administrative expenses
         Salaries and benefits                       201,571       8,941,109         881,672      10,790,436
         Professional and consulting fees            535,617       1,285,166       1,242,290       2,029,280
         Selling, general and administrative         481,653         459,183       1,318,233         581,062
         Research and development                    283,430          83,889         886,991         361,412
         Depreciation and amortization             1,224,218         603,610       3,681,739         633,235
         Impairment of goodwill and other
              intangible assets                           --              --      11,272,000              --
                                                ------------    ------------    ------------    ------------
         Total administrative expenses             2,726,489      11,372,957      19,282,925      14,395,425
                                                ------------    ------------    ------------    ------------
Net loss from continuing operations               (2,223,304)    (11,360,789)    (17,887,754)    (14,351,230)
Other income (expense)                              (496,645)        (76,848)     (1,620,158)        (95,371)
                                                ------------    ------------    ------------    ------------
Net loss before discontinued operations           (2,719,949)    (11,437,637)    (19,507,912)    (14,446,601)
                                                ------------    ------------    ------------    ------------
Discontinued operations
               (Loss) from operations                (61,886)       (469,013)     (2,829,284)       (589,546)
               Gain on disposals                     663,126         663,126              --
                                                ------------    ------------    ------------    ------------
Gain (loss) from discontinued operations             601,240        (469,013)     (2,166,158)       (589,546)
                                                ------------    ------------    ------------    ------------
Net loss                                           2,118,709     (11,906,650)    (21,674,070)    (15,036,147)
                                                ------------    ------------    ------------    ------------
Preferred stock dividend                                  --        (460,000)       (376,599)     (1,606,653)
                                                ------------    ------------    ------------    ------------
Net loss available to common stockholders       $ (2,118,709)   $(12,366,650)   $(22,050,669)   $(16,642,800)
                                                ------------    ------------    ------------    ------------
Earnings Per Share
        (Loss) before discontinued operations   $      (0.04)   $      (0.34)   $      (0.31)   $      (0.60)
        Gain (loss) from discontinued
     operations                                         0.01           (0.01)          (0.03)          (0.02)
        Preferred stock dividend                          --           (0.01)          (0.01)          (0.07)
                                                ------------    ------------    ------------    ------------
Basic and diluted loss per share available to   $      (0.03)   $      (0.36)   $      (0.35)   $      (0.69)
     common stockholders
                                                ============    ============    ============    ============
Weighted average basic and diluted common         67,618,927      33,902,178      63,115,110      24,183,453
     stock outstanding

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC.

Consolidated Statements of Cash Flows (Unaudited)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                          ----------------------------
                                                                                             2004            2003
                                                                                          ------------    ------------
Cash flows from operating activities:
         Net loss                                                                         $(21,674,070)   $(15,036,147)
         Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation and amortization                                              3,681,739         540,390
                  Impairment of goodwill and other intangible assets                        11,272,000              --
                  Issuance of common stock for services                                        445,735         493,610
                  Issuance of common stock for compensation                                     83,000       1,781,000
                  Issuance of warrants for services                                                 --          32,500
                  Issuance of warrants for compensation                                             --       6,800,000
                  Repricing of and modifications to options and warrants                    (1,245,241)      2,028,400
                  Amortization of loan costs and debt discounts associated with senior
                      convertible notes                                                        503,693              --
                  Amortization of restricted common stock, options, and warrants issued
                      for services                                                             528,603         657,032
                  Loss on discontinued operations                                            2,829,284         589,546
                  Gain on disposal of discontinued operations                                 (663,126)             --
                  Allowance for bad debt                                                           987              --
                  Inventory reserve                                                             50,975              --
         Change in operating assets and liabilities:
                  Accounts receivable                                                          205,771        (175,632)
                  Accounts receivable, related party                                                --        (256,000)
                  Inventory                                                                    564,811         (33,107)
                  Prepaid expenses and other current assets                                    428,517         (42,502)
                  Accounts payable                                                              59,152        (257,997)
                  Accrued and other current liabilities                                        666,995         798,563
                                                                                          ------------    ------------
                  Total cash used in continuing operations                                  (2,261,175)     (2,080,344)
                  Cash used in discontinued operations                                        (467,403)       (622,897)
                                                                                          ------------    ------------
                           Cash used in operating activities                                (2,728,578)     (2,703,241)
                                                                                          ------------    ------------

Cash flows from investing activities:
         Cost of acquisitions, net of cash acquired                                            (25,000)       (387,217)

VITAL LIVING, INC.

Consolidated Statements of Cash Flows (Unaudited)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                          ----------------------------
                                                                                             2004            2003
                                                                                          ------------    ------------
         Purchases of property and equipment                                                  (138,395)         (4,686)
                                                                                          ------------    ------------
                           Cash used in investing activities                                  (163,395)       (391,903)
                                                                                          ------------    ------------

Cash flows from financing activities:
         Payment on note and payable to officer, net                                                --         (21,374)
         Payment on notes payable to related parties, net                                      (98,212)             --
         Payments on notes and long term debt, net                                                  --        (253,021)
         Proceeds from sale of common stock, net of offering costs                           1,366,200              --
         Proceeds from sale of preferred stock, net of offering costs                               --       2,175,500
         Purchase of treasury stock                                                            (36,000)
         Proceeds from exercise of options and warrants                                        105,000          16,050
                                                                                          ------------    ------------
                           Cash provided by financing activities                             1,372,988       1,881,155
                                                                                          ------------    ------------

Effect of foreign exchange rates on cash                                                            --         (17,233)

Net decrease in cash                                                                        (1,518,985)     (1,231,222)
Cash at beginning of period                                                                  1,729,311       1,416,073
                                                                                          ------------    ------------
Cash at end of period                                                                     $    210,326    $    184,851
                                                                                          ------------    ------------

Supplemental cash flow information:
         Cash paid for interest                                                           $     33,079    $     43,331

Non-cash investing and financing activities:
         Common stock for services, settlements, and interest                             $    784,435    $    493,610
         Common stock issued for acquisitions and acquisition costs                       $  1,088,000    $ 45,345,417
         Issuance of common stock for marketable securities                               $  1,069,500              --
         Common stock for compensation                                                    $    581,000    $  1,781,000
         Common stock for common stock offering costs                                     $     80,252    $         --
         Issuance of warrants for compensation                                                            $  6,800,000
         Warrants and options for services                                                $    744,500    $     32,500
         Warrants for common stock offering                                               $    625,000    $         --

VITAL LIVING, INC.

Consolidated Statements of Cash Flows (Unaudited)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                          ----------------------------
                                                                                             2004            2003
                                                                                          ------------    ------------
         Preferred stock for preferred stock dividend                                     $    250,000    $    380,488
         Preferred stock for preferred stock dividend in arrears                          $    204,623    $         --
         Repricing of and amendments to options and warrants                              $  1,245,241    $  2,028,000
         Deemed dividend associated with beneficial conversion of preferred stock         $    126,599    $  1,606,653
         Conversion of Series A preferred stock to common stock                           $  4,515,684    $    419,856
         Conversion of Series B preferred stock to common stock                           $  1,250,000    $         --
         Note receivable related party                                                    $        --     $    256,000

See accompanying notes to consolidated financial statements

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

      The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation for the:

                                                    Three Months Ended                Nine Months Ended
                                                       September 30,                    September 30,
                                                ----------------------------    ----------------------------
                                                    2004            2003            2004            2003
                                                ------------    ------------    ------------    ------------
Net loss before discontinued operations         $ (2,719,949)   $(11,437,637)   $(19,507,912)   $(14,446,601)
Add:
     Stock based employee compensation
     expense included in reported net loss,
     net of taxes                                         --         170,180              --         170,180
Deduct:
     Stock based employee compensation
     determined under fair value based method
     for all awards, net of taxes                    (54,083)             --         (54,083)             --
                                                ------------    ------------    ------------    ------------
Net loss before discontinued operations - pro     (2,665,866)    (11,267,457)    (19,516,695)    (14,276,421)
forma
As reported:
         Basic and diluted loss per share       $      (0.04)   $      (0.35)   $      (0.31)   $      (0.66)
Pro forma:
         Basic and diluted loss per share       $      (0.04)   $      (0.35)   $      (0.31)   $      (0.66)

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

      Acquisition pro formas

      The unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 have been prepared assuming the Doctors For Nutrition, Inc. ("DFN") and E-Nutraceuticals, Inc. ("ENI") acquisitions, and the corresponding issuance of 35,498,587 shares of common stock, including 1,400,000 additional shares issued to DFN for the settlement of certain claims, as consideration in these acquisitions, had occurred as of January 1, 2003. Thus, the unaudited pro forma consolidated results of operations include the following periods of operation:

      |X|   Vital Living, Inc. for the three and nine months ended September 30,
            2004 and 2003.
      |X|   ENI for the three and nine months ended September 30, 2003.
      |X|   DFN for the three and nine months ended September 30, 2003.

      Presented below are the unaudited pro forma condensed consolidated results of operations for the:

                                          Three Months Ended               Nine Months Ended
                                             September 30,                   September 30,
                                      ----------------------------    ----------------------------
                                          2004            2003            2004            2003
                                      ------------    ------------    ------------    ------------
Revenue                               $  1,061,025    $  1,273,232    $  2,715,876    $  2,752,428
Cost of goods sold                         557,840         665,869       1,320,705       1,558,530
                                                      ------------    ------------    ------------
         Gross profit                      503,185         607,363       1,395,171       1,193,898
Operating expenses and other             2,726,489      13,532,237      19,282,925      19,926,193
                                                      ------------    ------------    ------------
Net loss from continuing operations     (2,223,304)    (12,924,874)    (17,887,754)    (18,732,295)
Basic and diluted loss per share             (0.03)   $      (0.19)   $      (0.28)   $     (0.32)

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

5.    INTANGIBLE ASSETS

Intangible assets consist of the following at:

                                  ----------September 30, 2004----------------  --------------December 31, 2003-------------
                                  Gross Carrying  Accumulated     Net Carrying  Gross Carrying  Accumulated     Net Carrying
                                      Amount      Amortization       Amount         Amount      Amortization        Amount
                                      ------      ------------       ------         ------      ------------        ------
License agreement - Geomatrix(R)   $ 34,661,058   $(12,236,139)   $ 22,424,919   $ 34,661,058   $   (870,200)   $ 33,790,858
License agreement - X-Fat(R)          4,093,118       (317,796)      3,775,322      4,093,118       (102,614)      3,990,504
Marketing agreement                   4,304,438     (4,112,377)        192,061      4,304,438       (771,212)      3,533,226
Customer distribution lists             203,599       (203,599)             --        203,599       (118,766)         84,833
Trademarks and patents                  142,641       (127,158)         15,483        142,641        (75,238)         67,403
Formulations                             85,672        (85,672)             --         85,672        (48,916)         36,756
                                   -----------------------------------------------------------------------------------------
Total amortizable intangible       $ 43,490,526   $(17,082,741)   $ 26,407,785   $ 43,490,526   $ (1,986,946)   $ 41,503,580
     assets
                                   -----------------------------------------------------------------------------------------
Unamortizable intangible assets
Goodwill                           $  2,113,416                                  $  4,178,932
                                   -----------------------------------------------------------------------------------------

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

                                                                   Fair Value of
Description                                           Shares       Consideration
-----------                                         ----------      ----------
Compensation                                           850,000      $  612,500
Consulting services                                    556,000      $  323,040
Registration rights penalty                            178,000      $  206,480
Settlement of claim                                    140,000      $  162,400
Interest on Senior Secured
     Convertible Notes                                 188,807      $   92,515
Common stock private placement
     broker fees                                       165,800      $   80,252
                                                    ----------      ----------
                                                     1,828,607      $1,362,687
                                                    ----------      ----------

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

      Effective September 30, 2004, the Company consummated a Stock Purchase Agreement ("Purchase Agreement") with Langley Park Investments PLC ("Langley"), a corporation organized under the laws of England and Wales on February 3, 2004. Langley was formed to invest in small cap companies. Its only assets consist of the common stock of the small cap companies it invests in. The Company entered into the Purchase Agreement because it believes that, based on Langley's investment criteria and the due diligence it performs on the small cap companies that it eventually invests in, a number of the small cap companies Langley will invest in will be successful thereby increasing the value of the Langley Shares (defined below). Furthermore, the Langley Shares are immediately saleable by the Company. Pursuant to the Purchase Agreement, the Company sold 5,000,000 shares of its common stock ("Company Stock"), representing 6.5% of the Company's outstanding common stock on such date, to Langley for $1,090,000 or a per-share purchase price of $0.218. The per-share purchase price was calculated by the total number of shares of Company Stock that were issued to Langley multiplied by the average of the closing bid price per share of the Company Stock during the ten trading days immediately preceding July 30, 2004. The closing price of the Company Stock on September 30, 2004 was $0.21 per share. The purchase price paid by Langley was through the delivery of 600,220 Ordinary Shares (which is the British equivalent of the Company Stock with similar terms) of Langley ("Langley Shares") to the Company (representing 0.8% of the outstanding Ordinary Shares of Langley on such date) with a value of (pound) 1 per share as determined between the parties. The number of Langley Shares issued was based on the conversion rate of the British Pound Sterling to the U.S. Dollar in effect as of the close of business on the day preceding the closing date of the transaction, as quoted by Coutts & Co. as the commercial rate it gives to purchase U.S. Dollars. On September 30, 2004, the conversion rate was (pound)1 for every $1.8113. The Langley shares commenced trading on the London stock exchange on October 7, 2004.

      Upon closing, the Company delivered the Company Stock to Langley and Langley delivered 50% of the Langley Shares to the Company ("Saleable Langley Shares") and deposited the remaining 50% of the Langley Shares into an escrow account ("Escrowed Shares"). The Company Stock delivered to Langley have not been registered under the Securities Act and the Company is not under any obligation to register such shares. The Saleable Langley Shares are immediately tradeable and the Company may sell them in the open market on the LSE at any time. Any proceeds the Company receives from the sale of the Langley Shares will be used for general working capital. The Escrowed Shares will be held in escrow as a purchase price adjustment to be determined as follows: If, on the two year anniversary of the date of the agreement, the market value of the Company's common stock (equal to the average of the closing bid price per share of the Company's common stock during the 10 trading days immediately preceding the two year anniversary) has decreased from its original value on the date of the agreement, then for each 1% that the market value has decreased, a total of 2% of the Escrowed Shares (or 1% of the total number of Langley Shares to be issued) shall be sold back to Langley at (pound) 0.01 per share. The maximum number of Langley Shares that the Company will be required to sell back to Langley will be the full amount of Escrowed Shares.

      Pursuant to the Purchase Agreement, Langley has agreed that it will not sell, transfer or assign any or all of the Company Stock for a period of two years following the closing without the prior written consent of the Company, which consent may be withheld by the Company in its sole discretion.

      To date, the Company has not sold any of the Langley Shares as the Company believes the current trading price of the Langley Shares (0.16 pounds per share) does not represent an attractive value for such shares.

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

                                         Conversion/            $ Amount/
                                        Exercise Price      Number Outstanding
Convertible Security                  Original  Revised   Original     Revised
--------------------                  --------  -------   --------     -------
Senior Secured Convertible Notes      $ 1.00   $ 0.25   $4,587,738   $4,587,738
Senior Secured Convertible Note
     Warrants                         $ 1.00   $ 0.25    5,118,139    5,387,515
Bridge Note Warrants                  $ 1.50   $ 0.25    1,530,000    1,616,198
Bridge Note Warrants                  $ 1.00   $ 0.25    3,263,000    3,434,736
Series B Warrants                     $ 1.65   $0.214    1,367,500    1,367,500
Series C Warrants                     $ 2.14   $0.214    1,367,500    1,367,500

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

                                                                        Exercise
                                    Number Granted    Fair Value          Price
                                    --------------    ----------          -----
         Options                           150,000      $ 88,500          $0.59
         Warrants                          300,000      $181,000     $0.85-1.30
                                           -------      --------     ----------
                                           450,000      $269,500
                                           -------      --------

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

Results of Operations

The following sets forth selected financial data and its percentage of revenue for the comparative three months ended September 30:

                                               ---------2004----------------    ---------2003---------------
                                                                                                                    Increase
                                                  Amount                 %         Amount               %           (Decrease)
Revenue                                        $  1,061,025             100%    $     40,600             100%    $  1,020,425
Cost of goods sold                                  557,840              53%          28,432              70%         529,408
                                               ------------            ----     ------------         -------     ------------
         Gross profit                               503,185              47%          12,168              30%         491,017

Administrative expenses
         Salaries and benefits                      201,571              19%       8,941,109          22,022%      (8,739,538)
         Professional and consulting fees           535,617              51%       1,285,166           3,165%        (749,549)
         Selling, general and administrative        481,653              45%         459,183           1,131%          22,470
         Research and development                   283,430              27%          83,889             207%         199,541
         Depreciation and amortization            1,224,218             115%         603,610           1,487%         620,608
                                               ------------            ----     ------------         -------     ------------
                  Total                           2,726,489             257%      11,372,957          28,012%      (8,646,468)
                                               ------------            ----     ------------         -------     ------------
Net loss from continuing operations              (2,223,304)           (210)%    (11,360,789)        (27,982)%     (9,137,485)
Other income (expense)                             (496,645)            (47%)        (76,848)           (189%)        419,797
                                               ------------            ----     ------------         -------     ------------

Net loss before discontinued operations        $ (2,719,949)           (257)%   $(11,437,637)        (28,171)%   $ (8,717,688)
                                               ------------            ----     ------------         -------     ------------

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

The following sets forth selected financial data and its percentage of revenue for the nine months ended September 30:

                                            -----------2004----------    ----------2003-----------
                                                                                                         Increase
                                               Amount           %           Amount          %           (Decrease)
Revenue                                     $  2,715,876       100.0%    $    106,747       100.0%    $  2,609,129
Cost of goods sold                             1,320,705          49%          62,552          59%       1,258,153
                                            ------------        ----     ------------     -------     ------------
         Gross profit                          1,395,171          51%          44,195          41%       1,350,976
Administrative expenses
         Salaries and benefits                   881,672          33%      10,790,436      10,108%      (9,908,764)
         Professional and consulting fees      1,242,290          46%       2,029,280       1,901%        (786,990)
         Selling, general and
              administrative                   1,318,233          49%         581,062         544%         737,171
         Research and development                886,991          33%         361,412         339%         525,579
         Depreciation and amortization         3,681,739         136%         633,235         593%       3,048,504
         Impairment of goodwill and other
              intangible assets               11,272,000         415%              --          --       11,272,000
                                            ------------        ----     ------------     -------     ------------
                  Total                       19,282,925         712%      14,395,425      13,485%       4,887,500
                                            ------------        ----     ------------     -------     ------------

Net loss from continuing operations          (17,887,754)       (659)%    (14,351,230)    (13,444)%      3,536,524)
Other income (expense)                        (1,620,158)        (60%)        (95,371)        (89%)      1,524,787
                                            ------------        ----     ------------     -------     ------------
Net loss before discontinued operations     $(19,507,912)       (719)%   $(14,446,601)     (1,353)%   $  5,061,311
                                            ------------        ----     ------------     -------     ------------

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

      Net lossbefore discontinued operations: Our net loss for the nine months ended September 30, 2004 and 2003 was $19,507,912 and $14,446,601,
      respectively, for an increase of $3,536,524. A majority of this increase relates to additional goodwill and other intangibles impairment, interest, depreciation, and amortization charges offset by the net effects of downward repricing adjustments and increased expenses, as further explained in Salaries and Benefit Costs.

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

Significant Equity Transactions During the Quarter Ended September 30, 2004

      On August 17, 2004, we consummated a joint venture with Wellness Watchers International, Inc. ("WWI") and together formed Wellness Watchers Systems, LLC ("WWS"). We own 50% of the newly formed company with WWI owning the other 50%. The operating agreement gives us overall operating responsibility. We paid WWI $805,000 for its 50% interest in WWS. The purchase price consisted of 3,000,000 shares of our common stock along with a $25,000 cash payment. Prior to forming WWS, WWI had no prior operating history. We have not yet completed a formal valuation of the individual intangible assets purchased and their expected useful lives. Accordingly, we may, during the 4th quarter of 2004, determine that portions of the WWS acquisition price has a limited useful life and amortize that portion that over its estimated life. Currently, the entire purchase price has been categorized as goodwill.

      Effective September 30, 2004, we consummated a Stock Purchase Agreement ("Purchase Agreement") with Langley Park Investments PLC ("Langley"), a corporation organized under the laws of England and Wales on February 3, 2004. Langley was formed to invest in small cap companies. Its only assets consist of the common stock of the small cap companies it invests in. We entered into the Purchase Agreement because we believe that, based on Langley's investment criteria and the due diligence it performs on the small cap companies that it eventually invests in, a number of the small cap companies Langley will invest in will be successful thereby increasing the value of the Langley Shares (defined below). Furthermore, the Langley Shares are immediately salelable by us. Pursuant to the Purchase Agreement, we sold 5,000,000 shares of our common stock (representing 6.5% of our outstanding common stock on such date) to Langley for $1,090,000 or a per-share purchase price of $0.218. The per-share purchase price was calculated by the total number of shares of common stock we were issuing to Langley multiplied by the average of the closing bid price per share of the common stock during the ten trading days immediately preceding July 30, 2004. The closing price of our common stock on September 30, 2004 was $0.21 per share. The purchase price paid by Langley was through the delivery of 600,220 Ordinary Shares (which is the British equivalent of our common stock with similar terms) of Langley ("Langley Shares") to the Company (representing 0.8% of the outstanding Ordinary Shares of Langley on such date) with a value of (pound)1 per share as determined between the parties. The number of Langley Shares issued was based on the conversion rate of the British Pound Sterling to the US Dollar in effect as of the close of business on the day preceding the closing date of the transaction, as quoted by Coutts & Co. as the commercial rate it gives to purchase US Dollars. On September 30, 2004, the conversion rate was (pound)1 for every $1.8113. The Langley Shares commenced trading on the London stock exchange on October 7, 2004.

      Upon closing, we delivered our common stock to Langley and Langley delivered 50% of the Langley Shares to us ("Saleable Langley Shares") and deposited the remaining 50% of the Langley Shares into an escrow account ("Escrowed Shares"). The shares of our common stock delivered to Langley have not been registered under the Securities Act and we are not under any obligation to register such shares. The Saleable Langley Shares are immediately tradeable and we may sell them in the open market on the LSE at any time. Any proceeds we receive from the sale of the Langley Shares will be used for general working capital. The Escrowed Shares will be held in escrow as a purchase price adjustment to be determined as follows: If, on the two year anniversary of the date of the agreement, the market value of our common stock (equal to the average of the closing bid price per share of our common stock during the 10 trading days immediately preceding the two year anniversary) has decreased from its original value on the date of the agreement, then for each 1% that the market value has decreased, a total of 2% of the Escrowed Shares (or 1% of the total number of Langley Shares to be issued) shall be sold back to Langley at (pound)0.01 per share. The maximum number of Langley Shares that we will be required to sell back to Langley will be the full amount of Escrowed Shares.

      Pursuant to the Purchase Agreement, Langley has agreed that it will not sell, transfer or assign any or all of our stock it received in the transaction for a period of two years following the closing without our prior written consent, which consent may be withheld by us in our sole discretion.

      To date, we have not sold any of the Langley Shares as we believe the current trading price of the Langley Shares (0.16 pounds per share) does not represent an attractive value for such shares.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

-------------------------------------------------------------------------------------------------------------
                                                                                            If Option,
                                                                                            Warrant or
                                          Consideration   Received  and                     Convertible
                                          Description  of  Underwriting  Exemption from     Security, Terms
Date of      Title of                     or Other  Discounts to Market  Registrations      of Exercise or
Sale         Security       Number Sold   Price Afforded To Purchasers   Claimed            Conversion
-------------------------------------------------------------------------------------------------------------
7/15/04      Common Stock   1,454,714     Common   stock   issued  upon  4(2)               1 for 1
-9/13/04                                  conversion    of   Series   A
                                          Preferred      Stock;      no
                                          consideration   received   by
                                          the Company.
-------------------------------------------------------------------------------------------------------------
7/23/04      Common Stock   518,692       Common    Stock   issued   to  4(2)               N/A
                                          relieve unsecured  liability;
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
-------------------------------------------------------------------------------------------------------------
9/7/04       Common Stock   250,000       Common    stock   issued   as  4(2)               N/A
                                          dividend    on    Series    C
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
                                          paid in  Ordinary  Shares  of
                                          Langley Park  Investments PLC
                                          as consideration.
-------------------------------------------------------------------------------------------------------------
9/30/04      Common Stock   150,000       Restricted  Stock  granted to  4(2)               1/3       vested
                                          directors     -    no    cash                     immediately  and
                                          consideration   received   by                     1/3  vests  upon
                                          the Company                                       each  of 1st and
                                                                                            2nd  anniversary
                                                                                            of grant
-------------------------------------------------------------------------------------------------------------
8/17/04      Common Stock   3,000,000     Common    Stock   issued   in  4(2)               N/A
                                          connection with  acquisition;
                                          no consideration  received by
                                          the Company.
-------------------------------------------------------------------------------------------------------------

ITEM 6. Exhibits and Reports on Form 8-K.

(1) Exhibits filed as part of this Report:

Exhibit No. Description                                                                              Page
----------- -----------                                                                              ----
31.1        Certification pursuant to Section 13a-14 of the Securities Exchange Act ................ 33

32.1        Certificate Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of
            the Sarbanes-Oxley Act of 2002 ......................................................... 35

(b) We filed the following reports on Form 8-K during the three months ended September 30, 2004.

Date                                Items              Financial Information
----                                -----              ---------------------
August 13, 2004                     7                         None
August 25, 2004                     5.02                      None
September 2, 2004                   5.02                      None
September 8, 2004                   3.02, 9.01                None
September 22, 2004                  7.01                      None
September 29, 2004                  5.02                      None
September 30, 2004                  3.02                      None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 7, 2005


By: /s/ Stuart A. Benson
    -----------------------------------------
    Stuart A. Benson, Chief Executive Officer


By: /s/ Gregg A. Linn
    -----------------------------------------
    Gregg A. Linn, Chief Financial Officer