Form 10KSB
period 2004-12-31
VITAL LIVING INC
filed 2005-04-15
CIK 1145700

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-KSB
              ANNUAL REPORT PURCHASE TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

                        Commission file number 000-33211
                              --------------------

                               VITAL LIVING, INC.
 ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Nevada                              3652                                88-0485596
----------------------------------------------------------------------------------------------------------
  (State or Other Jurisdiction        (Primary Standard Industrial    (I.R.S. Employer Identification No.)
Of Incorporation or Organization)     Classification Code Number)

5080 North 40th Street, Suite 105, Phoenix, Arizona            85018-2147
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

                                 (602) 389-8600
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes  |X|   No |_|

      State issuer's revenue for the most recent fiscal year: $4,161,000.

      As of March 17, 2005, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer (based on the closing sales price as reported by the OTC Bulletin Board) was $10,552,000 assuming all officers and directors are deemed affiliates for this purpose).

      As of March 17, 2005, the issuer had 101,068,713 shares of its common stock, $0.001 par value, outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |X| No |_|

                               VITAL LIVING, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                TABLE OF CONTENTS
                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS ..........................................    3
ITEM 2.  DESCRIPTION OF PROPERTY ..........................................   16
ITEM 3.  LEGAL PROCEEDINGS ................................................   16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............   16

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
             AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES .....   16
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS .......   17
ITEM 7.  FINANCIAL STATEMENTS .............................................   24
ITEM 8A. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE .....................................   24
ITEM 8B. OTHER INFORMATION ................................................   24

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...............   25
ITEM 10. EXECUTIVE COMPENSATION ...........................................   25
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS ...................   25
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................   25
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .................................   25
         SIGNATURES .......................................................   25
ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS .......................   32

                              --------------------

                 Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2005 and thereafter; future products or product development; our product development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, "Business - Risk Factors."

                                     PART I.

Item 1.       Description of Business

                                    Overview

Our Company

      We develop and market nutritional fruit and vegetable supplements, protein supplements, and nutraceuticals products. Through a licensing agreement, we also have certain rights for the use of a pharmaceutical delivery system known as "GEOMATRIX." Our principal products currently are Greensfirst(R), Dream Protein(R), and Complete Essentials(R). We distribute our products primarily in the following three distribution channels:

      o healthcare practitioners, including physicians, condition specialists, chiropractors, nutritionists, and trainers who promote or prescribe our products;

      o regional nutritional distributors that market our proprietary products and patient selling system directly to healthcare practitioners who utilize our proprietary selling system to market our products directly to consumers; and

      o     directly to consumers through call centers and websites.

      The following table sets forth our current target conditions, products, and distribution channels:

--------------------------------------------------------------------------------
Target Conditions         Products Offered             Distribution Channels
--------------------------------------------------------------------------------
                          GreensFIRST(R)               Healthcare practitioners
General Health            Dream Protein(R)             Regional distributors
                          Complete Essentials(R)       Consumer direct
--------------------------------------------------------------------------------
Cardiovascular Health     Essentum(R)                  Consumer Direct
--------------------------------------------------------------------------------

      Nutritional supplements represent a convenient and cost-effective way for an individual to obtain the nutritional benefits of whole foods. Nutritional supplements are formulated from whole foods and are intended to provide for improved health, reduced risk of diseases, and the delay onset of age related indicators while resulting in little added caloric and fat intake. Nutritional supplements come in powder, capsule, cracker, and other forms.

      Nutraceuticals, consisting of vitamins, minerals, herbs, and supplements, are products that are isolated or purified from foods and generally sold in medicinal forms not usually associated with foods, including tablets, capsules, and drops. Nutraceuticals are intended to have physiological benefits or have the ability to reduce the risk of chronic disease beyond basic nutritional products. We develop and test our nutraceuticals in collaboration with leading medical experts in the nutraceuticals field. We have designed our products to be incorporated by healthcare practitioners into standard patient routines in which healthcare practitioners recommend and sell our nutritional supplements and nutraceuticals products to their patients. Use of vitamins, minerals, herbs, and nutritional supplements continues to rise as consumers seek nutritional products to improve general health, increase longevity, and enhance the overall quality of life.

      We were incorporated in the state of Nevada on January 22, 2001 under the name Nutritional Systems, Inc. We acquired substantially all of the assets of Vital Living, Inc. effective as of May 7, 2001 and changed our name to Vital Living, Inc. on May 20, 2001. On August 16, 2001, we merged with VCM Technology Limited, a company reporting under the Securities and Exchange Act of 1934. Following the merger, we continued as the surviving corporation and commenced reporting under the Securities and Exchange Act of 1934.

      Our executive offices are located at 5080 North 40th Street, Suite 105, Phoenix, Arizona 85018, and our telephone number is (602) 952-9909. Our website is located at www.vitalliving.com.

Strategy

      Our goal is to become a major participant in the nutritional supplement and nutraceutical markets. Key elements of our strategy to achieve this goal include the following:

      o capitalize on the growing consumer interest in the use of nutritional supplements and nutraceuticals to complement traditional health care routines,

      o develop products that appeal to health care professionals and consumers,

      o enhance our distribution channels and the participants in those channels, and

      o pursue strategic acquisitions in the highly fragmented nutritional supplement and nutraceuticals markets to expand our product offerings, distribution channels, and geographic reach.

                                    Business

Products

      Our current principal products are GreensFirst(R), Dream Protein(R), Complete Essentials(R) and Essentum(R).

      GreensFIRST(R) is a highly concentrated formulation of fruits and vegetables with natural, organic, whole foods and extracts, produced in a powder for mixing with a variety of liquids. GreensFirst(R) supplies natural vitamins, minerals, plant enzymes, antioxidants, phytonutrients, and symbiotic intestinal flora designed to provide for more optimal energy metabolism, fat burning, digestion, detoxification, immunity, repair, recovery, rejuvenation, and vital longevity. GreensFIRST(R) is currently distributed through more than 2,500 healthcare practitioners throughout the United States.

      Dream Protein(R) is a whey protein highly concentrated formula, consisting of proprietary hormone free, ultra-lowtemp(TM) whey protein isolate. We start with hormone free whey from New Zealand cows, which are "meadow fed" and not given any rBGH or BST Hormones. Dream Protein is also made with an Ultra-Low Temp(TM) process in which the protein is not denatured (damaged) from an extensive heat treatment.

      Complete Essentials(R) is a ultra pure omega 369 dietary supplement that contains essential fatty acids derived from organic flaxseed oil, borage seed oil, and deep sea cold water fish oil. Because the human body cannot manufacture essential fatty acids on its own, our unique dietary supplement is a blend of healthy oils designed to satisfy an individual's need for essential fatty acids.

      Essentum(R) and EssentumNP(R) (collectively "Essentum") are our proprietary, patent-pending supplements designed by cardiologists to meet specific nutritional needs for cardiovascular health. Cardiovascular disease affects nearly 60 million Americans and is one of the leading causes of death in the United States. The American Heart Association estimates that 100 million Americans could benefit from improved dietary and exercise regimens to reduce their risk of heart attack. The nutrients in Essentum are designed to support healthy levels of cholesterol, triglycerides, and homocysteine, as well as to provide necessary vitamins and minerals. Because physicians formulated it, Essentum will not interact with, or reduce the effectiveness of, typical cardio-related prescription medications.

Sales and Marketing

      We market our products through the following distribution channels:

      o healthcare practitioners, which includes physicians, condition specialists, chiropractors, nutritionists, and trainers, who promote or prescribe our products.

      o regional nutritional distributors that market our proprietary products and patient selling system directly to healthcare practitioners who utilize our proprietary selling system to market directly to consumers.

      o     directly to consumers through call centers and websites.

      We distribute a majority of our products, including Greensfirst(R), Dream Protein(R), and Complete Essentials(R), primarily through healthcare practitioners. We currently sell our Essentum(R) product directly to consumers through call centers and other means. During 2004 and 2003, our Greensfirst(R) product was primarily responsible for a significant portion of our revenue. During 2004 and 2003, Essentum(R) represented an immaterial portion of our revenue.

      During the third quarter of 2004, we entered a joint venture with Wellness Watchers Systems providing for the development and marketing of the Healthy Living Kit. The Healthy Living Kit creates a Wellness Smoothie, which is a meal replacement designed for all types of metabolisms and blood types. It consists of one scoop of GreensFirst(R) and one scoop of Dream Protein(R) in six ounces of water along with one Complete Essential(R) Ultra Pure Omega 3-6-9 capsule. Each Healthy Living Kit Wellness Smoothie meal replacement is a balanced, low-calorie, low-glycemic, hypoallergenic, high-antioxidant, nutrient-dense food source. It is created from a combination of potent organic, hormone and pesticide free all-natural foods. The Health Living Kit along with the lifestyle program were created to assist healthcare practitioners in dealing with chronic diseases, such as cancer, heart disease, and diabetes.

      We continue to explore other possibilities to distribute our products nationally and internationally. We may evaluate the regulatory and distribution structures in Europe, Asia, and other international markets to determine the best way to distribute our products in those markets.

Research and Development

      Our research and development efforts focus on developing, testing, and substantiating the efficacy of new products in response to what we perceive is a need in the healthcare practitioner distribution channel to complement existing product lines currently available to our customers. Additionally, we continually reformulate existing products in response to literature and market demand.

      We believe that flexibility and innovation with respect to new products are crucial factors in remaining competitive in the nutritional supplements and nutraceuticals markets and being able to produce the most effective products, which healthcare practitioners will be willing to prescribe for their patients for specific conditions. By monitoring market trends and avoiding short-lived "fad" products, we attempt to anticipate healthcare practitioners demand for certain product categories. Maintaining flexibility is a key to enabling us to capitalize on emerging sciences relative to nutritional products as well as shifts in consumer needs.

      Research and development costs amounted to approximately $1.1 million and $400,000 for 2004 and 2003, respectively. Research and development costs incurred from our formation until December 31, 2004 were $2.1 million.

Manufacturing

      We utilize independent contract manufacturers to produce all of our products. Competitors that manufacture their own products may have an advantage over us with respect to pricing, availability of products, and other areas through their control of manufacturing processes. During the first quarter of 2005, we entered into a one-year contractual arrangement with one of our primary manufacturers. The potential loss of our relationships with our manufacturers or their inability to conduct their manufacturing services for us as anticipated in terms of cost, quality and product delivery could adversely affect our ability to provide cost-effective, high-quality, and timely product delivery to our customers. We depend to a great extent on our manufacturers for the safety, purity, and potency of our products.

Raw Materials and Quality Control

      The principal raw materials used in the manufacture of our nutritional supplements and nutraceuticals are natural ingredients purchased from manufacturers and other suppliers in the United States, with certain materials imported from other countries. We purchase these raw materials directly or through our manufactures and other suppliers. Therefore, with our suppliers and manufacturers, we maintain the responsibility for documenting all certificates of analysis for the materials in accordance with good manufacturing practices ("GMP") and guidelines. All raw materials are sent directly to our manufacturers for milling and other fabrication. We do not have contracts with suppliers of raw materials used in the production of our products. Historically, we have not experienced difficulties obtaining raw ingredients for our products on customary terms. We believe that the materials used in our products are readily available from numerous sources and that the loss of any of our current suppliers would not adversely affect our operations. There is no assurance, however, that suppliers will continue to provide the raw materials needed by us in the quantities required or on favorable terms. Because we do not control the source of these raw materials, we also are subject to delays caused by interruptions in production of materials based on conditions outside our control. Any significant delay in, or disruption of, the supply of raw materials could have any of the following results:

      If supply shortages were to occur and we were unable to meet the demands of our customers, even if for only a short time, the result could be a long-term decrease in the anticipated sales of our products. We cannot assure you that, on a long-term basis, an adequate supply of ingredients will be available to us on commercially reasonable terms in order for us to meet the supply obligations to our customers.

      Finished products are produced by our manufacturers, which maintain quality control laboratories and testing facilities. Our manufactured products are packaged by and protected by a tamper-resistant outer safety seal. All of this is done by our manufacturers according to current GMPGovernment Regulation

Acquisitions and Strategic Initiatives

      During 2004 and 2003, we completed the acquisition of three companies with complimentary business or products ranging from start-ups to businesses with revenue up to $2.5 million per year. These acquisitions were intended to shift our business toward established, higher margin products or to expand into new product lines. These acquisitions also increased our geographic presence with locations through various portions of the United States. During 2004, we discontinued the operations of both MAF BioNutritional, LLC, which was acquired during 2002, and Christophers's Original Formulas, Inc, which was acquired during 2003. See Note 9 of the Audited Financial Statements for further discussion related to discontinued operations. The following information provides a summary of our acquisitions:

      E-Nutraceuticals, Inc. ("ENI"). On August 20, 2003, we acquired ENI for net consideration of $41.3 million, consisting of 30.5 million shares of common stock. ENI had developed safe and effective alternatives to prescription medications for non-life threatening chronic ailments, such as obesity and depression. In addition, through a collaborative partnership with SkyePharma, PLC, or Skye, a UK pharmaceuticals company and a major shareholder of our company, we acquired certain rights to a licensed FDA-approved, proprietary delivery systems. Under an amended Development and License Agreement, we acquired exclusive rights to Skye's drug delivery technology, GEOMATRIX(R), and marketing and royalty rights to pharmaceutical sales using GEOMATRIX(R) in the Peoples Republic of China, Taiwan, and Hong Kong. ENI did not generate any material revenue during both 2004 and 2003.

      Doctors For Nutrition, Inc. ("DFN"). On October 14, 2003, we acquired DFN for consideration of $2.7 million, consisting of 3.1 million shares of common stock. DFN's product line includes GreensFIRST(R), a highly concentrated formulation of fruits and vegetables. One serving of the product has the antioxidant power of over 10 servings of fruits and vegetables. Mixed with water, GreensFIRST(R) contains certified organic fruits, vegetables, and barley grass, which are first juiced and then spray-dried at low temperature, leaving all the important nutrients and live enzymes intact. Benefits of usage include increased energy, improved digestion, and enhanced immune response. DFN currently distributes GreensFIRST(R) through more than 2,500 practitioner offices throughout the United States. DFN generated annualized pro forma revenues of approximately $3.8 million and $1.6 million during the years ended December 31, 2004 and 2003, respectively.

      Wellness Watchers Systems, LLC. On August 17, 2004, we consummated a joint venture with Wellness Watchers International, Inc., or WWI, and together formed Wellness Watchers Systems, LLC, or WWS. We paid WWI $805,000 for its 50% interest in WWS. The purchase price consisted of 3.0 million shares of our common stock along with a $25,000 cash payment. We and WWI originally owned 50% of WWS. The operating agreement gave us overall operating responsibility. WWS manufactures a proprietary brand of dietary protein powder called Dream Protein(R), which is directly marketed to the health practitioners together with our GreensFIRST(R) product. WWS plans to introduce complementary products that will be marketed as part of WWS' Healthy Living Program(R). Part of WWI's contribution to WWS was the exclusive licensing of certain products, client lists and marketing strategies, which included Dream Protein(R). WWS has developed a unique marketing strategy that channels products directly to health practitioners. Prior to forming WWS, WWI had no prior operating history. During 2004, WWS had total revenue of $.4 million During February 2005, we acquired 100% interest in WWS by issuing an additional 1.0 million shares of our stock. In conjunction with our acquisition of the remainder of WWS and certain other marketing and operation strategic productivity decisions, during the first quarter of 2005, we have consolidated the operations of WWS into DFN.

      We plan to continue our acquisition strategy in the future. In particular, we intend to focus on candidates that have strong relationships with key vendors or have established complimentary distribution channels or customers. We believe that a number of factors will facilitate our acquisition strategy, including the following:

      o the highly fragmented composition of the nutritional supplement and nutraceuticals markets;

      o     our status as a public corporation;

      o a decentralized management strategy, which facilitates the acquired company's management remaining involved in operations should they desire to do so; and

      o     the ability of our management to identify acquisition opportunities.

Trademarks and Patents

      We own numerous trademarks registered with the U.S. Patent and Trademark Office and with agencies in certain other major jurisdictions of the world. Our trademarks include Vital Living(R), Vital Living - The Physician Nutraceutical Company(R) (plus a logo), Essentum(R), Essentum For Cardiovascular Health(R) (plus a logo), GreensFirst(R), Dream Protein(R), and Complete Essentials(R).

      Federally registered trademarks have a perpetual life as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. We believe that our registered and unregistered trademarks, patents, and other proprietary rights are valuable assets and that they have significant value in the marketing of our products. Accordingly, we intend to vigorously protect our intellectual property against infringement.

Competition

      Our competitors vary by the nature of the distribution channel. In the healthcare practitioner and regional nutritional distributor channel, we compete with a number of companies selling whole foods and nutritional supplements, including Douglas Labs, Integration Therapeutics, Phyto Pharmacia, Metagenics Standard Process, Allergy Research, and Enzymatic Therapy.

      Many of our competitors are substantially larger than us and have significantly greater financial, technical, marketing, and other resources. We compete primarily based on our ability to be first to market, and our distribution channels through healthcare practitioners who desire to have a nutritional line of products to supplement their practices.

Governmental Regulation

      The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale (hereafter, collectively "sale" or "sold") of dietary and nutritional supplements, such as those sold by us, are subject to regulation by one or more federal agencies, principally the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, and to a lesser extent the Consumer Product Safety Commission and United States Department of Agriculture. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States. Among other matters, regulation by the FDA and FTC covers product safety and claims made with respect to a product's ability to provide health-related benefits.

      Federal agencies, primarily the FDA and FTC, have a variety of procedures and enforcement remedies available to them, including the following:

      o     initiating investigations,

      o     issuing warning letters and cease and desist orders,

      o     requiring corrective labeling or advertising,

      o requiring consumer redress, such as requiring that a company offer to repurchase products previously sold to consumers,

      o     seeking injunctive relief or product seizures,

      o     imposing civil penalties, or

      o     commencing civil action and/or criminal prosecution.

      In addition, certain state agencies have similar authority. These federal and state agencies have in the past used these remedies in regulating participants in the dietary supplements industry, including the imposition by federal agencies of civil penalties in the millions of dollars against industry participants. We cannot assure you that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on our operations. In addition, increased sales of, and publicity about, dietary supplements may result in increased regulatory scrutiny of the dietary supplements industry.

      The Dietary Supplement Health and Education Act, or DSHEA, was enacted in 1994, amending the Federal Food, Drug, and Cosmetic Act (FFD&CA). We believe the DSHEA is generally favorable to consumers and to the dietary supplement industry. DSHEA establishes a statutory class of "dietary supplements," which includes vitamins, minerals, herbs, amino acids, and other dietary ingredients for human use to supplement the diet. Dietary ingredients on the market as of October 15, 1994 do not require the submission by the manufacturer or distributor to the FDA of evidence of a history of use or other evidence of safety establishing that the ingredient will reasonably be expected to be safe, but a dietary ingredient which was not on the market as of October 15, 1994 may need to be the subject of such a submission to FDA at least 75 days before marketing. Among other things, the DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as "food additives" and allows the use of statements of nutritional support on product labels. The FDA has issued proposed and final regulations in this area and indicates that further guidance and regulations are forthcoming. We cannot assure you that the FDA will accept the evidence of safety for any new dietary ingredient that we may decide to use and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring FDA pre-approval based on newly conducted, costly safety testing. In addition, while the DSHEA authorizes the use of statements of nutritional support or "structure/function claims in the labels and labeling of dietary supplements, the FDA is required to be notified of such statements. We cannot assure you that the FDA will not consider particular labeling statements used by us to be drug claims rather than acceptable statements of nutritional support, thereby necessitating approval of a costly new drug application, or re-labeling to delete such statements. We do believe, however, that we substantially comply with the regulations promulgated under DSHEA with regard to labels and labeling of our dietary supplements.

      In November 1998, the FTC announced new advertising guidelines specifically for the dietary supplement industry, entitled "Dietary Supplements:
An Advertising Guide for Industry." These guidelines reiterate many of the policies the FTC has previously announced over the years, including requirements for substantiation of claims made in advertising about dietary supplements. We make every effort to ensure we are in compliance with FTC advertising standards.

      The FFD&CA also authorizes the FDA to promulgate good manufacturing practices (GMP) standards for dietary supplements, which require special quality controls for the manufacture, packaging, storage, and distribution of supplements. The final version of FDA's GMP regulation has not been published. We believe however, that we will be in substantial compliance with the regulations once they are issued. We contractually require that any independent third party manufacturers doing business with us comply with all existing, or to be promulgated, regulations. The FFD&CA further authorizes the FDA to promulgate regulations governing the labeling of dietary supplements, including claims for supplements pursuant to recommendations made by the Presidential Commission on Dietary Supplement Labels. These rules, which were issued on or after September 23, 1997, entail specific requirements relative to the labeling of our dietary supplements. The rules also require additional record keeping and claim substantiation, reformulation, or discontinuance of certain products, which would be a material expense to us.

      The sale of our products in countries outside the United States is regulated by the governments of those countries. We are not currently marketing our products outside of the United States except in Canada, China, Mexico, and the United Kingdom. Our plans to commence or and sales in those countries may be prevented or delayed by such regulation. While compliance with such regulation will generally be undertaken by international distributors, we may assist with such compliance and in certain cases may be liable if a distributor fails to comply.

      We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect such additional regulation, when and if it occurs, would have on our business in the future. Such additional regulation could require, however, any or all of the actions listed below, which could have a material adverse effect on our operations:

      o     the reformulation of certain products to meet new standards,

      o     the recall or discontinuance of certain products,

      o     additional record keeping,

      o     expanded documentation of the properties of certain products,

      o     revised, expanded or different labeling, or

      o     additional scientific substantiation.

Employees

      As of March 16, 2005, we had eight full-time employees. Of these employees, two were engaged in sales and marketing, one was engaged in production or operational activities, and five were engaged in finance, administration, or management functions. None of our employees is subject to any collective bargaining agreements with us, and we believe our relationship with our employees is satisfactory. Our future success depends, in part, on our ability to attract, retain, and motivate highly qualified personnel.

                                  Risk Factors

You should consider carefully the following risk factors and all other information contained herein in evaluating our company and our business. Our common stock involves a high degree of risk. If any of the following risks actually occur, our business, financial condition or operating results will suffer. Moreover, the price of our common stock could decline and you could lose all of your investment.

Our significant losses and negative cash flow raise questions about our ability to continue as a going concern.

      We have only a limited operating history. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a business in the nutraceuticals industry, which is characterized by a large number of market participants, intense competition, and a high failure rate. We incurred net losses of approximately $28.6 million and $30.2 million for the years ended December 31, 2004 and 2003, respectively. We cannot assure you that we will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis or that profitability, if achieved, will be sustained. If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations. Because of our recurring operating losses and negative cash flow, the report of our independent auditor on our financial statements for the fiscal years ended December 31, 2004 and 2003 contain an explanatory paragraph stating that the independent auditor has substantial doubt about our ability to continue as a going concern.

If we are unable to generate cash from operations, we may need to raise additional funds in the near future.

      We had working capital deficits of $2.8 million at December 31, 2004. Historically, we have been dependent on equity or debt financings to fund our operations and working capital needs. We completed offerings of $4.6 million aggregate principal in Senior Secured Convertible Notes, which includes the conversion of $1.6 million in Bridge Note principal and accrued interest, during the fourth quarter of 2003; an offering of 510,000 shares of our common stock raising gross proceeds of $510,000 in the first quarter of 2004; an offering of
3.9 million shares of our common stock and 15.6 million warrants, which resulted in gross proceeds of $975,000 in June and July of 2004; and a special warrant offering, which began in November 2004 and concluded in January 2005, that resulting in the issuance of 7.1 million shares of our common stock and issuance of 6.4 million new warrants that generated $717,000 in gross proceeds. Our average net cash expenditures (cash generated from continuing operations less expenses paid) during 2004 was approximately $260,000 per month and we expect to reduce our net cash expenditures to approximately $110,000 per month in the first quarter of 2005. However, net cash expenditures may vary greatly on a monthly basis and this average is not necessarily indicative of future amounts. We may need to raise additional capital in the very near future to fund our operations and are currently examining various sources of additional financings. However, because our Senior Secured Convertible Notes are secured by substantially all of our assets, we may have difficulty securing additional debt financing on terms favorable to us or at all. Any equity financing that we obtain may be highly dilutive to existing stockholders. Our inability to generate cash flow from operations or to find sources of funding would have an adverse impact on our ability to maintain our operations.

We have substantial indebtedness and interest obligations that we must satisfy when due.

      We have substantial indebtedness and interest obligations that we must satisfy in accordance with their terms. In connection with the MAF acquisition completed during 2002, we have a potential of approximately $401,000 of debt, which is included in our current liabilities. During the third quarter of 2004, we entered into an agreement to sell all property, rights, and assets related to our Boulder Bar product line. The purchaser agreed to assume the debt. However, the purchaser has not complied with the terms of the agreement, and we are currently seeking legal remedies. In addition, we have outstanding $4.2 million aggregate principal amount of Senior Secured Convertible Notes, which are secured by substantially all of our assets. In October 2004, we obtained majority consent of the holders of the notes to pay the 12% annual interest requirement in either cash or shares of our common stock. We cannot assure you that our operations will generate funds sufficient to repay these debt obligations as they come due. Our failure to repay any of our indebtedness and make required interest payments as required by these debt obligations could result in an event of default. In this event, the holders of our debt could force us to sell our assets in order to repay obligations owing to them.

We may record future losses because continuing adverse market conditions may require us to record an impairment of goodwill and other intangibles.

      We had approximately $3.2 million of goodwill as of December 31, 2004 and approximately $20.8 million of net intangible assets at December 31, 2004 cumulatively accounting for approximately 92% of our total assets at December 31, 2004. We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and are required to analyze our goodwill and other intangible assets for impairment issues on an annual basis or when events occur that would indicate that an intangible asset impairment had occurred. The value of our goodwill and other intangible assets is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends or if future performance is below historical trends. We periodically review goodwill and intangible assets for impairment using the guidance of applicable accounting literature. We are subject to financial statement risk to the extent that the goodwill and other intangible assets become impaired, and any impairment losses related to goodwill and other intangible assets may result in a non-cash charge to earnings.

We may lose our exclusive licensing rights to the GEOMATRIX technology if SkyePharma terminates the Development and License Agreement which we are a party to.

      We are party to a Development and License Agreement with SkyePharma PLC under which we have certain exclusive licensing rights to the GEOMATRIX technology. We are in dispute with SkyePharma over the terms of the agreement and have failed to make payments, which total $750,000 called for under the agreement. On April 6, 2004, we received a demand letter from SkyePharma related to the past due payments under the agreement, which triggered a 30-day negotiation period under the agreement. This 30-day period is required before initiating formal collection proceedings. We are currently in discussions to modify both the terms and payment schedules under the agreement. We cannot assure you that these negotiations will be successful and that we will reach a satisfactory resolution of this matter. In the event a satisfactory resolution cannot be reached and SkyePharma exercises its rights of termination under the agreement, we may lose substantial and possibly all rights gained under this and related contracts with SkyePharma.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.

      We plan to continue to review opportunities to buy other businesses that would expand our product offerings, enhance our product distribution, expand the geographical breadth of our markets, or otherwise offer other growth opportunities. In the past two years, we have acquired three businesses, and we may acquire additional businesses in the future. If we make any future acquisitions, we may issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt, or assume contingent liabilities. Our recent acquisitions, as well as potential future potential acquisitions, involve numerous risks, including the following:

      o problems integrating the purchased products, operations, personnel, distribution channels, and systems with our own;

      o unanticipated costs or undisclosed liabilities associated with the acquisition;

      o     diversion of management's attention from our existing businesses;

      o potential compliance issues with regard to acquired companies that did not have adequate internal controls;

      o adverse effects on existing business relationships with suppliers distributors, and customers;

      o risks associated with entering markets in which we have no or limited prior experience; and

      o potential loss of key employees and customers of purchased organizations.

For example, certain of our acquired companies have continued to incur losses from operations or have required significant cost outlays and caused increases in our selling, general, and administrative expenses.

      Our acquisition strategy entails reviewing and potentially reorganizing acquired business operations, corporate infrastructure and systems, and financial controls. Unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our profitability. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. In addition, we may encounter difficulties in integrating the operations of acquired businesses with our own operations or managing acquired businesses profitably without substantial costs, delays, or other operational or financial problems.

      We may issue common or preferred stock and incur substantial indebtedness in making future acquisitions. The size, timing, and integration of any future acquisitions may cause substantial fluctuations in operating results from quarter to quarter. Consequently, operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our common stock.

      Our ability to grow through acquisitions will depend upon various factors, including the following:

      o the availability of suitable acquisition candidates at attractive purchase prices,

      o the ability to compete effectively for available acquisition opportunities, and

      o the availability of funds or common stock with a sufficient market price to complete the acquisitions.

      As a part of our acquisition strategy, we frequently engage in discussions with various companies regarding their potential acquisition by us. In connection with these discussions, we and each potential acquisition candidate exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time, grants us an option to purchase the prospective business for a designated price during a specific time, and agrees to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.

We rely on others for our production, and any interruptions of these arrangements could disrupt our ability to fill our customers' orders.

      We outsource through contract manufacturers for all of our production requirements. Competitors that manufacture their own products may have an advantage over us with respect to pricing, availability of products, and other areas through their control of the manufacturing processes. Any increase in labor, equipment, or other manufacturing costs could adversely affect our cost of sales. Qualifying new manufacturers is time-consuming and might result in unforeseen manufacturing and operations problems. The loss of our relationships with our manufacturers or their inability to conduct their manufacturing services for us as anticipated in terms of cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. If this were to occur, the resulting decline in revenue would harm our business.

We depend on third parties to maintain satisfactory manufacturing and delivery schedules, and their inability to do so could increase our costs, disrupt our supply chain, and result in our inability to deliver our products, which would adversely affect our results of operations.

      We depend on our manufacturers to maintain high levels of productivity and satisfactory delivery schedules. Although we a have long-term contract with one of our manufacturers that does not guarantee adequate production capacity, prices, lead times, or delivery schedules. Our manufacturers serve many other customers, a number of which have greater production requirements than we do. As a result, our manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate deliveries to us on short notice. At times, we have experienced lower than anticipated manufacturing turnarounds and lengthening of delivery schedules. We may encounter manufacturing delays and longer delivery schedules in commencing volume production of our new products. Any of these problems could result in our inability to deliver our products in a timely manner and adversely affect our operating results. We depend to a great extent on our manufacturers for the safety, purity, and potency of our products.

We depend on a limited number of wholesale distributors to sell a significant portion of our products.

      We currently market our products on a wholesale basis through our distributors operating in the United States. We depend on these distributors to sell our products to retailers throughout the United States. If a significant distributor discontinues selling our products, performs poorly, does not pay for purchased products, reorganizes, or liquidates and is unable to continue selling our products, our business, financial condition, and operating results could be adversely affected. Our failure or inability to replace poorly performing distributors could have a material adverse effect on our business.

Any material increase in the cost of the raw materials used to manufacture our products could have a material adverse effect on our cost of sales.

      We do not have contracts with all of our suppliers of the raw materials used in the production of our products. Historically, we have not experienced any difficulties obtaining the raw ingredients for our products on customary terms. We are, however, subject to variations in the prices of the raw materials used in the manufacture of our products. We may not be able to pass along any cost increases to our customers. As a result, any material increase in the cost of raw materials used in the manufacture of our products could have a material adverse effect on our cost of sales.

If we are unable to compete effectively with existing or new competitors, our existing business will decline and our anticipated business plan will not be successfully implemented.

      We believe the market for nutritional supplements and nutraceuticals products is continually evolving and is highly dependent upon changes in the demographic and social trends. We compete with numerous competitors, many of which have significantly greater financial, technical, marketing, and other resources than we do. In making decisions regarding the development of new products and the enhancement and extension of our current products, we encounter competition in attempting to anticipate the needs and preferences of healthcare practitioners, consumers, and nutritionists. Consumer preferences, particularly in the nutritional supplements and nutraceuticals market, are continuously changing and are difficult to predict. We believe we can compete effectively by reacting quickly to expected and perceived customer requirements and desires by maintaining relationships with our existing strategic partners, and identifying and reaching agreements with new partners. However, we cannot assure you that our assessment of the market place is correct, or that our products will be accepted now or in the future.

Our failure to comply with current or future governmental regulations could adversely affect our business.

      The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of dietary supplements, such as those sold by us, are subject to regulation by a number of federal, state and local agencies, principally, the FDA, and the FTC, as well as foreign agencies in areas where we may operate. Among other matters, this regulation is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. These agencies have a variety of procedures and enforcement remedies available to them, including the following:

      o     initiating investigations;

      o     issuing warning letters and cease and desist orders;

      o     requiring corrective labeling or advertising;

      o requiring consumer redress, such as requiring that a company offer to repurchase products previously sold to consumers;

      o     seeking injunctive relief or product seizures; and

      o     imposing civil penalties or commencing criminal prosecution.

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

      Our failure to comply with applicable laws could subject us to severe legal sanctions, which could have a material adverse effect on our business and results of operations. We cannot assure you that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on our business and operations. We cannot assure you that a state will not interpret claims presumptively valid under federal law as illegal under that state's regulations, or that future FDA regulations or FTC decisions will not restrict the permissible scope of such claims. Additionally, we cannot assure you that such proceedings or investigations or any future proceedings or investigations will not have a material adverse effect on our business or operations.

If we are deemed to be subject to the federal Medicare Anti-Kickback statutes or similar state statutes, it could have a material adverse effect on our business and operations.

      The healthcare industry is subject to extensive federal and state regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services, and payment for services. As Essentum(R) is not subject to Medicare or Medicaid reimbursement, we do not believe that our activities are subject to regulation under the federal Anti-Kickback statutes. The Anti-Kickback statutes generally prohibit persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. However, the statute was drafted broadly and it has resulted in many arrangements and practices that are lawful in businesses outside of the healthcare industry to be deemed unlawful. As a result, there has been a lack of uniform interpretation of the Anti-Kickback statutes, which make compliance even more difficult. The penalties for violating these statutes can be severe and include criminal penalties and civil sanctions, fines, imprisonment and possible exclusion from the Medicare and Medicaid programs. Many states have adopted laws similar to the federal Anti-Kickback statutes. Some of these state prohibitions apply to referral of patients for healthcare services reimbursed by any source, not only the Medicare and Medicaid programs. Although we believe that we comply with both federal and state anti-kickback laws, any finding of a violation of these laws could subject us to criminal and civil penalties or possible exclusion from federal or state healthcare programs. Such penalties would adversely affect our financial performance and our ability to operate our business.

Our insurance may be inadequate to cover us against product liability claims that may be brought against us.

      We maintain liability insurance with policy limits generally of $1.0 million per occurrence and $2.0 million in the aggregate. Our insurance coverage includes property, casualty, comprehensive general liability, and products liability insurance. We believe that our insurance coverage is adequate. The testing, marketing, and sale of health care products, however, entail an inherent risk of product liability. We cannot assure you that product liability claims relating to dietary supplement products will not be asserted against us, our licensees, or third parties with whom we operate. Many claims related to dietary supplements have already been brought against businesses in our industry. Further, we cannot assure you that such insurance will provide adequate coverage against any potential claims. A product liability claim or product recall could have a material adverse effect on our business, financial condition, or results of operations.

      We depend on key employees and the loss of either of their services could harm our business.

      We are heavily dependent upon Stuart A. Benson, our President and Chief Executive Officer, and Gregg Linn, our Chief Financial Officer. We have entered into employment agreements with both Mr. Benson and Mr. Linn that provide for them to be employed by us through December 2007. The agreements, however, cannot assure us of their continued service. The loss of either Mr. Benson or Mr. Linn could have a material adverse effect on us. Under the terms of Mr. Benson's employment agreement, we are permitted to apply to obtain, and have made application with respect thereto, for a "key-man" insurance policy for Mr. Benson in the amount of $500,000. We will be the beneficiary of this policy when and if the insurance is obtained.

Our existing stockholders will experience dilution if we issue additional securities.

      As of March 17, 2005, we had 101,068,713 outstanding shares of common stock, 1,500,000 shares of preferred stock currently convertible into 1,500,000 shares of common stock, options to purchase 5,471,390 shares of common stock, which are subject to stockholder approval, warrants to purchase 30,459,713 shares of common stock, and Senior Secured Convertible Notes convertible into 17,860,192 shares of common stock. If we issue additional shares, or if our existing stockholders exercise or convert their outstanding options, warrants, or notes, our other stockholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of our company. Further, any issuance of additional securities to various persons or entities in lieu of cash payments will lead to further dilution. If all convertible instruments were converted and all outstanding warrants and options were exercised, we would have 153,747,341 shares of common stock outstanding.

We are party to a voting agreement pursuant to which certain officers, directors and stockholders can elect a majority of our Board of Directors.

      We are party to a voting agreement with Stuart A. Benson, our President and Chief Executive Officer, Donald C. Hannah, chairman of our Board of Directors, and SkyePharma, PLC and Fifth Avenue Capital, Inc., both significant stockholders. As a result of voting together under the terms of the agreement, the parties have the ability to elect a majority of our Board of Directors and to approve most, if not all, of any corporate actions requiring shareholder approval without the vote of any other shareholders.

The market price of our common stock is highly volatile and subject to wide fluctuations as a result of many factors.

      Our common stock has been traded on the OTC Bulletin Board since March 28, 2002. The market price of our common stock has been highly volatile and may continue to be volatile in the future. Many factors could affect the trading price of our common stock, including the following:

      o the low price, thin trading volume, and relatively small public float of our common stock;

      o     variations in our quarterly operating results;

      o     introduction of new products and customer acceptance of products;

      o general trends in the nutritional supplement and nutraceuticals markets;

      o     the number of holders of our common stock; and

      o the interest of securities dealers in maintaining a market for our common stock.

      As long as there is only a limited public market for our common stock, the sale of a significant number of shares of our common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered and could cause a severe decline in the price of our common stock.

Because our common stock is subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

      Because we currently have less than $5,000,000 of net tangible assets and the market price of our common stock is less than $5.00 per share, transactions in our common stock are subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934. These rules require broker-dealers that recommend our securities to persons other than institutional accredited investors to do each of the following:

      o     make a special written suitability determination for the purchaser;

      o receive the purchaser's written agreement to a transaction prior to sale;

      o provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

      o obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

      As a result, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. Therefore, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

We have never paid any cash dividends on our common stock.

      We have never paid any cash dividends on our common stock, and we do not expect to pay cash dividends on our common stock in the foreseeable future. In addition, the terms of our outstanding preferred stock and Senior Secured Convertible Notes restrict our ability to pay cash dividends.

Item 2. Description of Property

      We lease our corporate offices under a three-year lease, which expires in 2007.

Item 3. Legal Proceedings

      We are involved in various legal proceedings arising out of our operations in the ordinary course of business. We do not believe that any such proceedings will have a material adverse effect on our business, operating results, or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

                                    PART II.

Item 5. Market for Common Equity, Related Stockholder Matters, and small Business Issuer Purchases of Equity Securities

      Our common stock has been traded in the OTC Bulletin Board under the symbol VTLV. OB since March 28, 2002. The following table sets forth the high and low sales prices of our common stock for each calendar quarter indicated.

Year ended December 31, 2002:                       High           Low

         Second quarter ...................        $3.40          $2.45
         Third quarter ....................        $1.56          $0.91
         Fourth quarter ...................        $1.34          $0.64

Year ended December 31, 2003:

         First quarter ....................        $0.95          $0.74
         Second quarter ...................        $1.25          $0.70
         Third quarter ....................        $1.52          $1.12
         Fourth quarter ...................        $1.34          $1.13

Year ended December 31, 2004:

         First quarter ....................        $0.92          $0.77
         Second quarter ...................        $0.57          $0.30
         Third quarter ....................        $0.24          $0.17
         Fourth quarter ...................        $0.20          $0.14

      On March 17, 2005, the closing price of our stock was $0.12 and we had 458 record holders of our common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation

Overview

      We develop and market fruit and vegetable supplements, protein supplements and nutraceutical products which are marketed for distribution through physicians, medical groups, chiropractic offices, and retail outlets. Additionally, through a licensing agreement, we have certain rights for a pharmaceutical delivery systems (our GEOMATRIX technology). Nutraceuticals are products that are isolated or purified from foods and generally sold in medicinal forms not usually associated with foods, including tablets, capsules, or drops. These nutraceuticals may have physiological benefits or have the ability to reduce the risk of chronic disease beyond basic nutritional products. We develop and test our nutraceuticals in collaboration with leading medical experts in the nutraceuticals field. We have designed them to be incorporated by healthcare practitioners into a standard patient system where healthcare practitioners recommend and sell our whole food and nutraceuticals products to their patients. Our focus has been with our Greensfirst(R), Dream Protein(R) and Complete Essentials(R) products. Additionally, we have targeted cardiovascular health.

      Our business strategy is to capitalize on the growing complimentary and alternative medicine market by creating condition-specific formulations that offer a broad range of benefits. Our products focus on general health by utilizing nutraceuticals and whole foods as a means to gain the healthcare practitioner confidence and support. We plan to focus on certain target conditions, providing the market with high quality, relevant products through our healthcare practitioner distribution channels.

Results of Operations

      The following sets forth selected financial data and its percentage of net sales for the years ended December 31:

                                                  2004                      2003            Increase
                                         Amount          %         Amount         %        (Decrease)
                                      ------------      ---     ------------     ---      ------------
Revenue                                 $4,161,000     -100%        $498,000      -12%    $  3,663,000
Cost of goods sold                       2,801,000      -67%         237,000       -6%       2,564,000
                                      ------------              ------------
Gross profit                             1,360,000      -33%         261,000       -6%       1,099,000
Administrative expenses
Salaries and benefits                      992,000      -24%      11,449,000     -275%     (10,457,000)
Professional and consulting fees         1,676,000      -40%       3,203,000      -77%      (1,527,000)
Selling, general and administrative      1,937,000      -47%       1,275,000      -31%         662,000
Research and development                 1,180,000      -28%         411,000      -10%         769,000
Depreciation and amortization            4,560,000     -110%       1,811,000      -44%       2,749,000
Impairment of goodwill                  14,976,000     -360%       6,777,000     -163%       8,199,000
                                      ------------              ------------
Total                                   25,321,000     -609%      24,926,000     -599%         395,000
                                      ------------              ------------

Net loss from continuing operations    (23,961,000)     576%     (24,665,000)     593%         704,000
Other income (expense)
Other expense                              (76,000)       2%         (43,000)       1%         (33,000)
Interest income                              2,000        0%           5,000        0%          (3,000)
Interest expense                        (1,962,000)      47%      (2,503,000)      60%         541,000
                                      ------------              ------------
Net loss from continuing operations   $(25,997,000)     625%    $(27,206,000)     654%    $ (1,209,000)

Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

      Revenue

      Total revenue for the year ended December 31, 2004 was $4.2 million compared with $498,000 for the year ended December 31, 2003, an increase of $3.7 million. This increase was primarily attributable to the growth in our Greensfirst(R) product line, which was acquired as part of the DFN acquisitions in the fourth quarter of 2003

      Cost of Goods Sold and Gross Profit

      Cost of goods sold for the year ended December 31, 2004 was $2.8 million compared with $237,000 for the year ended December 31, 2003, an increase of $2.6 million. This increase reflected the increase in revenues in our DFN subsidiary along with a $728,000 inventory reserve for our X-Fat(R) inventory. The gross profit percentage for the year ended December 31, 2004 was 50%, excluding the X-Fat(R) inventory reserve compared with 52% for the year ended December 31, 2003. The small decline in the gross margin reflects the change in our marketing strategy in 2004 where a greater portion of our products are sold to distributors at wholesale pricing as compared with 2003, where a greater portion were sold directly to healthcare practitioners.

Administrative Expenses

      Salary and Benefit Costs

      Salary and benefit costs for the year ended December 31, 2004 was $992,000 compared with $11.4 million for the year ended December 31, 2003, a decrease of $10.5 million. The decrease was substantially due to a non-cash repricing adjustments required in accordance with FIN No. 44(1) related to warrants issued to one of our officers during 2003.

      (1) In accordance with Financial Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation," a non-cash charge to compensation expense is required if the price of our common stock on the last trading day of a reporting period is greater than the exercise price of certain stock options and warrants issued to officers or employees. The requirements of FIN 44 may also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of previous reporting period, except that a credit is not recorded to the extent our common stock trades below the exercise price of the options or warrants. In accordance with FIN 44, we adjust compensation expense upward or downward on a monthly basis based on the trading price at the end of each period.

      Professional and consulting fees

      Professional and consulting fees were $1.7 million during the year ended December 31, 2004 compared with $3.2 million for the year ended December 31, 2003, a decrease of $1.5 million. This decrease was primarily comprised of repricing adjustments in accordance with FIN 44 related to options previously issued in our agreement with the Arizona Heart Institute, our distribution partner for Essentum(R), and amortization of common stock, options or warrants issued under various consulting or other service contracts, as most of these contracts during 2003.

      Selling, general, and administrative expenses

      Selling, general, and administrative expenses for the year ended December 31, 2004 was $1.9 million compared with $1.3 million for the year ended December 31, 2003, an increase of $663,000. The increase related primarily to additional expenditures during 2004 in our DFN subsidiary.

      Research and development costs

      Research and development costs are expensed as incurred and totaled $1.2 million for the year ended December 31, 2004 compared with $411,000 for the year ended December 31, 2003, an increase of $769,000. This increase was primarily related to outstanding obligations in 2004 to Skye related to the development of our rights in the Geomatrix(R) technology.

      Depreciation and amortization expenses

      Depreciation and amortization expense for the year ended December 31, 2004 was $4.6 million compared with $1.8 million for the year ended December 31, 2003, an increase of $2.8 million. The increase was primarily attributable to amortization of intangibles acquired or recorded as part of acquisitions, as well as increased depreciation related to acquired tangible assets..

Impairment of Goodwill and Other Intangible Assets:

      Goodwill and other intangibles created by our acquisitions are tested for impairment at least annually, or upon occurrence of such events that may indicate impairment exists, in accordance with SFAS No. 142. As a result of lower than expected operating results net cash flows, we revised our expectations and, as a result, recorded a goodwill impairment loss of $15.0 million and $6.8 million during 2004 and 2003, respectively. The change in fair value of each component of goodwill and other intangibles were estimated using certain operational results and assumptions, as described below.

      MAF. The gross value of goodwill related to the MAF acquisition was $5.0 million. On September 30, 2004, we entered into an agreement to sell all property, rights, and assets related to our Boulder Bar product line. The purchaser agreed to assume the debt of approximately $400,000. However, the purchaser has not complied with the terms of the agreement, and we are currently seeking legal remedies. As a result of this transaction and MAF's inability to generate positive cash flow from operations, we have discontinued its operations and recorded impairment charges of $104,000 and $38,000 related to intangible assets and other MAF assets deemed to be of no remaining value, respectively. During 2003, we determined that as a result of marketplace competition and various other factors, a portion of the goodwill related to the MAF Acquisition was impaired and accordingly, we recorded a $4.4 million impairment charge to goodwill.

      NSI. The gross value of goodwill related to the COF acquisition was $3.9 million. In order to resolve certain disputes between a former employee of the COF subsidiary, on July 9, 2004, we settled all matters via an execution of a Settlement and Release Agreement calling for the settlement of all claims and the sale of certain assets and liabilities back to the previous owners of COF. As part of the agreement, we agreed to pay the previous owners of COF $150,000 in six equal monthly installments beginning July 2004 in exchange for the return of 2,600,000 shares of our common stock originally paid as part of the acquisition price. In addition, we will assign certain assets and the previous owners and COF will assume certain liabilities of NSI as of the effective date, the previous owners of COF will sublease our leased facilities located in Spanish Fork, Utah for a period of one year from the effective date, and executive employment agreements with two former employees, which was executed as part of the COF acquisition, become null and void. Should either party fail to perform its obligations under the agreement, certain rights and options exist allowing the parties to terminate the agreement. During 2004, we paid $50,000 of $150,000 required payments under the Agreement. The remaining $100,000 balance was paid directly to the Internal Revenue Service as a result of being served with a final demand notice from the IRS related to obligations from the previous owners of COF. These amounts were the obligation of the previous owners of COF, which was ratified in the agreement. However, in order to avoid any further claims related to this matter, in November 2004, we entered into a settlement agreement with the IRS related to this matter and paid the remaining $100,000 obligation under the agreement directly to the IRS. The IRS has agreed not pursue us related to this matter.

      As of December 31, 2004, we had not received the 2.6 million shares of common stock back from the previous owners of COF. Accordingly, we are currently seeking specific remedies.

      During the period ended December 31, 2003, we experienced an operating loss of approximately $533,000, prior to depreciation, amortization, and interest charges, and the business was not able to generate positive cash flow from operations to date. As a result, we determined the goodwill recorded because of the COF acquisition was impaired by $2.4 million, which has been recorded as goodwill impairment expense during 2003.

      DFN. The gross value of goodwill related to the DFN Acquisition was $2,113,000. During 2004, we generated operating income of approximately $751,000, before depreciation, amortization, and interest charges. We expect increasing net cash flows from operations, as we increase the national distribution of GreensFIRST(R) along with our Dream Protein(R) and Complete Essentials(R) product lines by cross-selling into distribution channels currently and expanding sales of GreensFIRST(R) into net markets. We also anticipate launching additional products currently under development. Based on our analysis, we do not believe the goodwill amount at December 31, 2004 is impaired and have not recorded an adjustment to the carrying value.

      WWS. The gross value of goodwill related to the WWS acquisition was $805,000. WWS was acquired in the second quarter of 2004 and, to date, has been well received by our existing distribution channels and has played a major role in increasing the number of health practitioners to which we market our products. Accordingly, we do not believe the goodwill amount at December 31, 2004 is impaired and have not received an adjustment to the carrying value.

      ENI. Our primary intangibles, outside of goodwill discussed above, were obtained in the ENI acquisition and consist of several licensing and marketing agreements. The GEOMATRIX(R) system, with an associated gross intangible value of $20.8 million at December 31, 2004, is our licensed technology. We are in dispute with SkyePharma over the terms of the Development and Licensing Agreement and failed to make payments of $750,000 called for under the licensing agreement during 2004. On April 6, 2004, we received a demand letter from SkyePharma related to the past due payments under the Development and License Agreement, which triggered the 30-day negotiation period under the agreement. This 30-day period is required before initiating formal collection proceedings. We are currently in discussions to modify both the terms and payment schedules under the licensing agreement. Although we believe we will reach a settlement of the terms and conditions of the agreement with SkyePharma, we cannot assure you that these negotiations will be successful and that we will reach a satisfactory resolution of this matter. In the event a satisfactory resolution can not be reached and SkyePharma exercises their rights of termination under the agreement, we may lose substantial and possibly all rights gained under this and related contracts with SkyePharma. Accordingly, amounts recorded as intangible assets associated with this agreement, which represent substantially all of our intangible assets, would be impaired. During 2004, certain events occurred that caused us to modify the business model underlying the original valuation of these intangibles, including the anticipated timing of future cash flows and the sources from which revenue will be derived. As a result, we determined that the net book value of the intangible assets associated with the GEOMATRIX(R) license and marketing agreements was impaired by $9,545,000 and $1,727,000, respectively; therefore, $11,272,000 was recorded as impairment expense during 2004.

      X-Fat(R), with a related gross intangible value of $4,093,000 at December 31, 2003, is our licensed dietary supplement aimed at weight loss and was launched in test markets throughout the United States in early March 2004. During 2004, certain events occurred that caused us to modify the business model underlying the original valuation of this intangible, including the anticipated timing of future cash flows and the sources from which revenue will be derived. As a result, we determined that the net book value of the intangible assets associated with X-Fat(R) license agreements was impaired by $3.7 million and was recorded as impairment expense during 2004.

      Other Income (Expense):

      Interest Expense for the year ended December 31, 2004 was $2.0 million compared with $2.5 million for the year ended December 31, 2003, a decrease of $541,000. The decrease relates primarily to the expensing debt issuance cost of $542,000 in 2003 that did not occur in 2004

      Net loss from continuing operations

      Our net loss for the years ended December 31, 2004 was $24.0 million compared with $24.7 million for the year ended December 31, 2003, a decrease of $704,000. Of these losses, approximately $19.5 million and $8.6 million during 2004 and 2003, respectively, related to non-cash charges described herein and as follows and included only those items that would not have been required to be settled in cash or other assets by their original terms.

                                                                2004            2003
                                                            ------------    ------------
Net Loss                                                    $(28,172,000)   $(27,935,000)

Non-cash charges
     Officer compensation for common stock,
     options, warrants, and warrant amendments                   581,000      10,362,000
     Common stock, options, warrants, issued
     for services, including amortization of such               (664,000)      1,696,000
     Impairment loss                                          17,976,000       6,777,000
     Interest and other charges related to debt financing      1,772,000       2,050,000
     Depreciation and amortization                             4,560,000       1,827,000
                                                            ------------    ------------

Total non-cash charges                                        24,225,000      22,712,000
                                                            ------------    ------------

Net loss excluding non-cash charges                          $(3,947,000)    $(5,223,000)
                                                            ------------    ------------

      Liquidity and Capital Resources

      At December 31, 2004, we had $466,000 in cash, primarily as a result of our warrant offering that began in November 2004 and concluded in December 2004, which resulted in approximately $700,000 in gross proceeds.

      Cash flows used in operating activities of approximately $3,400,000 and $4,737,000 in 2004 and 2003, respectively, have decreased over prior year as a result of our decision during 2004 to both discontinue the operations of MAF and COF and the consolidation of our entire operations in Phoenix. We anticipate that during 2005 the effects of the consolidation in Phoenix as well as certain expense containment and efficiency initiatives that began in 2004 and continued into 2005 along with continued growth in our core revenues will result in improved cash flow from operations. Cash flows from financing activities was $2,048,000 and $5,689,000 in 2004 and 2003, respectively, reflecting the financings (as outlined below), partially offset by servicing of indebtedness.

      To date, we have funded our operations and acquisition activity primarily from cash generated from private placements and with funds from borrowings under various debt instruments, as summarized in the table below, generating an aggregate in net cash proceeds of $7.9 million during 2004 and 2003.

      The following summarizes private placement offerings completed during 2004 and 2003:

       Date             Description         Shares or     Price         Net Cash         Options &        Exercise
                                            Principal   Per Share       Proceeds          Warrants         Price
------------------------------------------------------------------------------------------------------------------
April, 2003          Series B Preferred     1,000,000      $1.00         $875,000   1,000,000 Series E     $1.60
                                                                                      500,000 Series D     $1.30
July, 2003           Series C Preferred       500,000      $1.00         $438,000     500,000 Series E     $1.60
August, 2003         Series D Preferred     1,000,000      $1.00         $815,000                  N/A       N/A
October -                                                                           3,060,000 No Series    $1.00
December, 2003       Bridge Notes           1,530,000      $1.00       $1,316,000   1,530,000 No Series    $1.50
December, 2003       Senior Secured Notes   4,587,738      $1.00       $2,502,000   4,587,738 No Series    $1.00
March-April, 2004    Common Stock             510,000      $1.00         $469,000                  N/A       N/A

June-July, 2004      Common Stock           3,900,000      $0.25         $897,000  11,700,000 Series G     $0.25
                                                                                    3,900,000 Series H     $0.25
Nov 2004-Dec 2004    Warrant Offering       7,056,706      $0.10         $631,000   6,560,000 No Series    $0.10
                                                                       ----------
                                                                       $7,943,000
                                                                       ----------

      In addition to the above offerings, during the fourth quarter of 2003, we used short-term notes payable to various shareholders and related parties, borrowing an aggregate principal amount of $396,672. The notes generally matured in 60 days and bore interest at stated rates ranging between 10% and 28%, with 12 months of interest earned and payable immediately. The notes, including interest earned of $58,672, were paid in full prior to December 31, 2003.

Going concern

      The accompanying consolidated financial statements have been prepared assuming we will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered recurring losses from operations, have a working capital deficit, and are dependent on funding from sources other than operations. Since inception, we have been required to raise additional capital by the issuance of both equity and debt instruments. There are no commitments from prior funding sources should cash flows be insufficient to fund ongoing operations and other cash commitments as they come due. These factors raise substantial doubt about our ability to continue as a going concern. We will be required to raise additional capital in the near term through offerings of securities to fund operations and will attempt to continue raising capital resources if we do not begin to generate revenue sufficient to maintain our company as a viable entity. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to current investors.

      We are in the process of improving, acquiring, or developing products for sale that would generate revenue to sustain our operations, as well as consolidating our operations in order to gain cost synergies and efficiencies. If successful, these actions will serve to mitigate the factors that have raised doubt about our ability to continue as a going concern and increase the availability of resources for funding of our current operations and future market development. In addition, in March and April 2004, we entered into purchase agreements with investors and sold 510,000 shares of common stock at $1.00 per share with rights to receive a portion of net revenues, as defined therein, from the sale of X-Fat(R). The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

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

Goodwill

      Goodwill represents the excess of the aggregate price paid by us over the value of the net equity acquired in an acquisition. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we are no longer required to amortize goodwill, but are required to review goodwill for impairment at least annually whenever events indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." As of December 31, 2004, events had occurred that would indicate goodwill had been impaired and, accordingly, an impairment loss was recorded.

Intangible assets

      Our other intangible assets include trademarks, patents, formulations, customer lists, and various marketing and license agreements. Intangible assets are amortized on a straight-line basis over the lesser of the correlating agreements or estimated useful lives ranging from two to 14 years.

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

      Assumptions used include estimates of (1) market share penetration, (2) timing of product rollouts for new products, (3) licensing royalty percentages,
(4) manufacturing costs, (5) selling prices, (6) volumes sold and (7) discount rates. Any changes in assumptions applied in the cash flow model used to evaluate goodwill and other intangibles for impairment may effect the outcome of the analysis. Unfavorable changes in assumptions may result in further impairments of goodwill and other intangibles.

      As of December 31, 2004, events had occurred that would indicate goodwill had been impaired; accordingly, an impairment loss was recorded.

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

      We account for our stock option plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees," and related Interpretations. No stock-based employee compensation (except that related to repriced warrants in accordance with FIN No. 44) is reflected in net loss, as all options and warrants granted had an exercise price equal to or below the market value of the underlying common stock at the date of grant.

Recent accounting pronouncements

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our company.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after September 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our Company.

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

      In December 2003, the FASB issued a revised Interpretation No. 46 ("FIN 46R"), "Consolidation of Variable Interest Entities." FIN 46R requires companies to consider whether entities, in which they have financial interests, lack sufficient equity at risk to permit that entity to finance its activities without additional subordinated financial support and to consolidate those entities where the company would absorb the majority of any losses. The consolidation requirements are effective for interim and annual periods ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have a material effect on our Company.

      In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- usually the vesting period. The effective date for this statement is as of the first interim period that begins after June 15, 2005. The Company is evaluating the impact of this new pronouncement and has not yet estimated the effect of implementation on the Company's financial statements.

Item 7. Financial Statements

      See index to Financial Statements and Financial Statements Schedules beginning on page F-1 of this Form 10-KSB.

Item 8A. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 8B. Other Information

      Not applicable.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

      The information required by this Item relating to directors of our company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2005 Annual Meeting of Stockholders.

Item 10. Executive Compensation

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2005 Annual Meeting of Stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2005 Annual Meeting of Stockholders.

Item 12. Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2005 Annual Meeting of Stockholders.

Item 13. Exhibits and Reports on Form 8-K.

      (a)   The following documents are filed as part of this Report:

            (1)   Financial statements filed as part of this Report:

            Report of Epstein, Webber & Conover, P.C .....................   F-1
            Consolidated Balance Sheets as of December 31, 2004 ..........   F-2
            Consolidated Statements of Operations
               Years Ended December 31, 2004 and 2003 ....................   F-3
            Consolidated Statements of Stockholders' Equity (Deficit)
               Years Ended December 31, 2004 and 2003 ....................   F-6
            Consolidated Statements of Cash Flows
               Years Ended December 31, 2004 and 2003 ....................   F-4
            Notes to Consolidated Financial Statements ...................   F-7

            (2)   Exhibits filed as part of this Report:

Exhibit No.                   Description

   2.1 Acquisition Agreement and Plan of Merger, dated as of August 16, 2001, between Vital Living, Inc. and VCM Technology Limited (1)

   2.2         Certificate of Merger of Vital Living, Inc. and VCM Technology
               Limited (1)

   3.1         Amended and Restated Articles of Incorporation for Vital Living,
               Inc. (1)

Exhibit No.                   Description

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

   4.13 Form of Subscription Agreement for Series B Convertible Preferred Stock (4)

   4.14 Form of Subscription Agreement for Series C Convertible Preferred Stock (7)

   4.15 Form of Subscription Agreement for Series D Convertible Preferred Stock (5)

   4.16 Registration Rights Agreement, dated as of November 20, 2002, between Vital Living, Inc. and those persons listed on Exhibit A attached thereto (3)

   4.17 Stockholders' Agreement, dated, by and among Vital Living, Inc., Bradley D. Edson, Stuart A. Benson, Martin Gerst, Donald Hannah, William Coppel, Kenneth Martin, Phil Maffetone, Leslie C. Quick, III, and Thomas C. Quick (3)

   4.18 Stockholders' Agreement, dated August 20, 2003, by and between Vital Living, Inc., Bradley D. Edson, Stuart A. Benson, Donald Hannah, SkyePharma PLC, Fifth Avenue Capital, Inc. and Stephen Morris (5)

   4.19 Registration Rights Agreement, dated as of August 20, 2003, by and between Vital Living, Inc. and SkyePharma PLC (5)

Exhibit No.                   Description

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

   4.25 Form of Warrant issued in 2003 offering of senior convertible promissory notes (9)

   4.26        Form of Security Agreement for December 2003 private offering (9)

   4.27 Form of Registration Rights Agreement for December 2003 private offering (9)

   4.28        Form of Escrow Agreement for December 2003 private offering (9)

   4.29        Form Purchase Agreement for March 2004 private offering (21)

   4.30 Form of Securities Purchase Agreement for June 2004 private offering (21)

   4.31        Form of Series G Warrant (21)

   4.32        Form of Series H Warrant (21)

   4.33 Form of Registration Rights Agreement for June 2004 private offering (21)

   4.34 Asset Purchase Agreement, dated September 30, 2004, among Vital Living, Inc., MAF BioNutritional, LLC and Radha Krishna Heartly Blessings, Inc.(22)

   10.1        2001 Stock Option Plan (1)

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

Exhibit No.                   Description

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

   10.20 Financial Advisor Services Agreement, dated July 29, 2002, between Vital Living, Inc. and Peck and Grossman, LLC (14)

   10.21 Agreement, dated February 3, 2003, between Vital Living, Inc. and CHG Allied Inc. (14)

   10.22 Agreement, dated September 30, 2002, between Vital Living, Inc. and Medical Resource, LLC, National Provider Network (14)

   10.23 Consulting Agreement, dated as of October 8, 2002, between Vital Living, Inc. and Martin Wallace (14)

   10.24 Management Agreement, dated as of April 17, 2003, between Vital Living, Inc. and Christopher's Original Formulas, Inc. (4)

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

Exhibit No.                   Description

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

   10.31 Scientific Advisory Board Agreement, dated May 7, 2002, between Vital Living, Inc. and Dr. David Maron (4)

   10.32 Settlement and Release Agreement, dated June 25, 2003, between Vital Living, Inc. and William Coppel (18)

   10.33 Asset Purchase Agreement, dated as of June 20, 2003, among Vital Living, Inc., Nature's Systems, Inc., Christopher's Original Formulas, Inc., Robert C. Scott and James R. Jeppson (18)

   10.34 Form of Escrow Agreement, dated August 20, 2003, between Vital Living, Inc., E-Nutraceuticals, Inc., Stephen Morris and Mercantile National Bank - California, as escrow agent (5)

   10.35 Development and License Agreement, dated as of December 28, 2001, between E-Nutraceuticals, Inc. and SkyePharma PLC (5)

   10.36 Amendment No. 1, dated as of August 20, 2003, to Development and License Agreement by and among Vital Living, Inc.,
               E-Nutraceuticals, Inc., Jagotec AG and SkyePharma PLC (5)

   10.37 Stock Purchase Agreement, dated as of October 14, 2003, among Vital Living, Inc. and the shareholders set forth on the signature page attached thereto (19)

   10.38 Escrow Agreement, dated as of October 14, 2003, among Vital Living, Inc., the shareholders of Doctors For Nutrition, Inc. and Mercantile National Bank - California (19)

   10.39 Executive Services Agreement, dated as of October 14, 2003, between Doctors For Nutrition, Inc. and Bruce Howe (19)

   10.40 Strategic Advisor Agreement, dated October 14, 2003, between Vital Living, Inc. and Dr. Roger Howe (19)

   10.41 Strategic Advisor Agreement, dated October 14, 2003, between Vital Living, Inc. and Dr. Maynard Howe (19)

   10.42 Form of Indemnification Agreement between the Company and each of Bradley D. Edson, Stuart A. Benson, Donald C. Hannah, Carson E. Beadle, Leslie C. Quick, Robert J. Eide, David Allen, Marcus Feder, Mitchel Feinglas and Michael Ashton (2)

   10.42.1 Schedule of Indemnification Agreements in the form of Exhibit 10.42, including material detail in which such documents differ from Exhibit 10.42 (2)

   10.43 Amendment No. 1, dated as of January 13, 2004, to Stockholders' Agreement, dated as of August 14, 2003, between each of the Company, Bradley D. Edson, Stuart Benson, Donald Hannah, Stephen Morris, SkyePharma PLC and Fifth Avenue Capital, Inc. (20)

Exhibit No.                   Description

   10.44 Stock Option Agreement, dated as of April 19, 2004, between the Company and Nest Ventures, LLC (23)

   10.45 Settlement and Release Agreement, dated 9, 2004, between the Company, Natures System, Inc., Christopher's Original Formulas, Inc., Christopher Enterprises, Inc., Robert Scott, James Jeppson, Norman Barala, Ruth Christopher and Stuart Benson (21)

   10.46 Employment Agreement between Vital Living, Inc. and Stuart Benson, dated January 1, 2005 effective as of February 15, 2005
               (24)

   10.47 Employment Agreement between Vital Living, Inc. and Gregg Linn, dated January 1, 2005 effective as of February 15, 2005 (24)

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

   32.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)

--------------------------------------------------------------------------------

      (1) Incorporated by reference to current Report on Form 8-K dated August 17, 2001 and filed with the SEC on October 1, 2001

      (2) Incorporated by reference to Registration Statement on Form SB-2 (333-111921) filed with the SEC on January 14, 2004

      (3) Incorporated by reference to current Report on Form 8-K/A dated November 20, 2002 and filed with the SEC on December 5, 2002

      (4) Incorporated by reference to Amendment No. 2 to Registration Statement on Form SB-2 (333-102106) filed on April 28, 2003

      (5) Incorporated by reference to current Report on Form 8-K dated August 21, 2003 and filed with the SEC on September 8, 2003

      (6) Incorporated by reference to current Report on Form 8-K dated October 23, 2002 and filed with the SEC on November 4, 2002

      (7) Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 (333-102106) filed on June 18, 2003

      (8) Incorporated by reference to current Report on Form 8-K dated August 17, 2001 and filed with the SEC on November 20, 2001

      (9) Incorporated by reference to current Report on Form 8-K dated December 15, 2003 and filed with the SEC on December 19, 2003

      (10) Incorporated by reference to current Report on Form 8-K dated April 1, 2002 and filed with the SEC on April 16, 2002

      (11) Incorporated by reference to Amendment No. 4 to Registration Statement on Form SB-2 (333-102106) filed on July 23, 2003

      (12) Incorporated by reference to current Report on Form 8-K dated February 27, 2002 and filed with the SEC on February 28, 2002

      (13) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001

      (14) Incorporated by reference to Amendment No. 1 to Registration Statement on Form SB-2 (333-102106) filed on March 7, 2003

      (15) Incorporated by reference to current Report on Form 8-K dated May 15, 2002 and filed with the SEC on May 31, 2002

      (16) Incorporated by reference to current Report on Form 8-K dated May 30, 2002 and filed with the SEC on June 13, 2002

      (17) Incorporated by reference to current Report on Form 8-K dated June 17, 2002 and filed with the SEC on July 2, 2002

      (18) Incorporated by reference to current Report on Form 8-K dated July 2, 2003 and filed with the SEC on July 16, 2003

      (19) Incorporated by reference to current Report on Form 8-K/A dated October 14, 2003 and filed with the SEC on December 5, 2003

      (20) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003

      (21) Incorporated by reference to Registration Statement on Form SB-2 (333-102106) filed on August 3, 2004

      (22) Incorporated by reference to current Report on Form 8-K dated September 30, 2004 and filed with the SEC on October 20, 2004

      (23) Amendment No. 1 to Registration Statement on Form SB-2 filed on May 12, 2004

      (24) Incorporated by reference to current Report on Form 8-K dated February 15, 2005 and filed with the SEC on February 18, 2005

(b) We filed the following reports on Form 8-K during the quarter ended December 31, 2004.

      (1) A Report on Form 8-K was filed with the Securities and Exchange Commission on October 20, 2004 relating to a change in the conversion and exercise price of the Secured Notes iin exchange for allowing us to pay interest either cash or shares of our common stock .

      (2) A Report on Form 8-K was filed with the Securities and Exchange Commission on November 4, 2004 relating to the dismissal of our independent accountants.

      (3) A Report on Form 8-K/A was filed with the Securities and Exchange Commission on November 11, 2004 amending a Report on Form 8-K filed November 4, 2004 relating to the dismissal of our independent accountants..

      (4) A Report on Form 8-K was filed with the Securities and Exchange Commission on November 22, 2004 relating to a press release discussing our financial results for the third quarter of 2004.

Item 14. Principal Accountants Fees and Services Index to Consolidated Financial Statements

      The information required by this Item 14 is incorporated by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2005 Annual Meeting of Stockholders.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VITAL LIVING, INC.

                                         /s/ STUART A. BENSON
                                         ----------------------------
                                         Stuart A. Benson
                                         President and Chief Executive Officer

Date: April 14, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Signature                                Capacity                                Date
         ---------                                --------                                ----
/s/ STUART A. BENSON                  President, Chief Executive Officer, and
-----------------------------         Director (Principal Executive Officer)
    Stuart A. Benson                                                                  April 14, 2005

/s/ GREGG A. LINN                     Chief Financial Officer (Principal
-----------------------------         Accounting and Financial Officer)
    Gregg A. Linn                                                                     April 14, 2005

/s/ DONALD C. HANNAH                  Chairman of the Board
-----------------------------
    Donald C. Hannah                                                                  April 14, 2005

/s/ MICHAEL ASHTON                    Director
-----------------------------
    Michael Ashton                                                                    April 14, 2005

/s/ DAVID ALLEN                       Director
-----------------------------
    David Allen                                                                       April 14, 2005

/s/ CARSON E. BEADLE                  Director
-----------------------------
    Carson E. Beadle                                                                  April 14, 2005

/s/ D. CLAY COFFEEN                   Director
-----------------------------
    D. Clay Coffeen                                                                   April 14, 2005

                                VITAL LIVING, INC

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Vital Living, Inc.

We have audited the accompanying consolidated balance sheet of Vital Living, Inc. and subsidiaries as of December 31, 2004 and the related statements of operations, stockholders' equity, and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Living, Inc. and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit, and is dependent on funding sources from other than operations. Since inception, the Company has been required to raise additional capital by the issuance of both equity and debt instruments. There are no commitments from funding sources, debt or equity, in the event that cash flows are not sufficient to fund ongoing operations or other cash commitments when they come due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Epstein Weber & Conover PLC

Scottsdale, Arizona
April 8, 2005

                               VITAL LIVING, INC.

                           Consolidated Balance Sheets

                                                                                December 31,
                                                                                ------------
                                                                                        2004
                                                                                ------------
Assets
Current assets:

Cash and cash equivalents                                                           $466,000
Accounts receivable, trade; net of allowance for doubtful accounts of $37,000        446,000
Inventory, net of reserve of $379,000                                                141,000
Marketable securities                                                                173,000
Prepaid expenses and other current assets                                             71,000
                                                                                ------------
   Total current assets                                                            1,297,000
                                                                                ------------

Other assets

Deferred debt issuance costs, net of accumulated amortization of $450,000            766,000
Property and equipment, net                                                           70,000
Goodwill                                                                           3,226,000
License agreement - GEOMATRIX(R), net                                             20,784,000
Other intangible assets, net                                                          15,000
Other non-current assets                                                              13,000
                                                                                ------------
    Total other assets                                                            24,874,000
                                                                                ------------

Total assets                                                                     $26,171,000
                                                                                ============

Liabilities and Stockholders' Equity
Current liabilities:

Accounts payable, trade                                                           $1,864,000
Accrued and other current liabilities                                              1,566,000
Current portion of long-term debt                                                    518,000
Notes payable, related parties                                                       162,000
                                                                                ------------
   Total current liabilities                                                       4,110,000
                                                                                ------------

Long-term debt, net of unamortized debt discount of $2,140,000                     2,146,000
                                                                                ------------
    Total liabilities                                                              6,256,000
                                                                                ------------

Commitments and contingencies                                                             --
Stockholders' equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock - Series C, $0.001 par value, 3,000,000 shares authorized;
  500,000 issued and outstanding
Preferred stock - Series D, $0.001 par value, 1,000,000 shares authorized;
  1,000,000 and 1,000,000 shares issued and outstanding, respectively                  1,000
Additional paid-in capital - preferred                                               304,000
Common stock, $0.001 par value, 150,000,000 shares authorized; 99,016,000
  shares issued, 98,592,000 outstanding                                               99,000
Additional paid-in capital - common                                               86,733,000
Stock, options, and warrants - unamortized                                          (214,000)
Treasury stock, 424,000 shares at cost                                               (72,000)
Accumulated other comprehensive income                                               (49,000)
Accumulated deficit                                                              (66,887,000)
                                                                                ------------
    Total stockholders' equity                                                    19,915,000
                                                                                ------------

Total liabilities and stockholders' equity                                       $26,171,000
                                                                                ============


See accompanying notes to consolidated financial statements.

                               VITAL LIVING, INC.

                      Consolidated Statements of Operations

                                                                       Year Ended December 31,
                                                                    ----------------------------
                                                                            2004            2003
                                                                    ------------    ------------
Revenue                                                               $4,161,000        $498,000
Cost of goods sold                                                     2,801,000         237,000
                                                                    ------------    ------------
Gross profit                                                           1,360,000         261,000
                                                                    ------------    ------------

Administrative expenses

      Salaries and benefits                                              992,000      11,449,000
      Professional and consulting fees                                 1,676,000       3,203,000
      Selling, general and administrative                              1,937,000       1,275,000
      Research and development                                         1,180,000         411,000
      Depreciation and amortization                                    4,560,000       1,811,000
      Impairment of goodwill and intangibles                          14,976,000       6,777,000
                                                                    ------------    ------------
            Total administrative expenses                             25,321,000      24,926,000
                                                                    ------------    ------------
Net loss from operations                                             (23,961,000)    (24,665,000)
Other income (expense)

      Other expense                                                   (2,036,000)     (2,541,000)
                                                                    ------------    ------------
Net loss before discontinued operations                              (25,997,000)    (27,206,000)
                                                                    ------------    ------------
Discontinued operations

      Loss from operations                                            (2,772,000)       (729,000)
      Gain (loss) on disposal                                            597,000
                                                                    ------------    ------------

Loss from discontinued operations                                     (2,175,000)       (729,000)
                                                                    ------------    ------------

Net loss                                                             (28,172,000)    (27,935,000)
                                                                    ------------    ------------

Deemed dividend associated with beneficial
  conversion of preferred stock                                         (126,000)     (1,643,000)
Preferred stock dividend                                                (300,000)       (585,000)
                                                                    ------------    ------------
Net loss available to common stockholders                           $(28,598,000)   $(30,163,000)
                                                                    ============    ============

Basic and diluted loss per share before discontinued operations     (      $0.40)   (      $0.85)
Gain (loss) from discontinued operations                            (      $0.03)   (      $0.02)
Preferred stock dividend                                            (      $0.01)   (      $0.07)
                                                                    ------------    ------------
Basic and diluted loss per share available to common stockholders   (      $0.44)   (      $0.94)
                                                                    ============    ============

Weighted average basic and diluted common stock outstanding           64,878,000      31,992,000
                                                                    ============    ============


See accompanying notes to consolidated financial statements.

                               Vital Living, Inc.

                      Consolidated Statements of Cash Flows

                                                                            Year Ended December 31,
                                                                          ----------------------------
                                                                              2004            2003
                                                                          ------------    ------------
Cash flows from operating activities:
      Net loss                                                            $(28,172,000)   $(27,935,000)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization                                    4,560,000       1,827,000
            Impairment of goodwill                                          14,976,000       6,777,000
            Warrants issued, beneficial conversion, and amortization of
              costs associated with senior convertible                         745,000       2,050,000
            Issuance of common stock for services                              395,000         693,000
            Issuance of common stock for shareholder penalty interest               --         156,000
            Issuance of common stock for compensation                          581,000       1,781,000
            Issuance of warrants for services                                       --          33,000
            Issuance of warrants for compensation                                   --       6,800,000
            Repricing of and modifications to warrants                      (1,245,000)      1,781,000
            Amortization of restricted common stock, options and
              warrants issued for services                                     812,000         970,000
            Loss on discontinued operations                                  2,772,000         728,000
            Gain on disposal of discontiunued operations                      (597,000)             --
            Allowance for bad debt                                               5,000         (54,000)
            Inventory reserve                                                   35,000        (172,000)
            Loss on disposal of assets                                              --          44,000
      Change in operating assets and liabilities:
            Accounts receivable                                               (197,000)         50,000
            Accounts receivable, related parties                                    --         (67,000)
            Inventory                                                         (129,000)        183,000
            Note receivable                                                     50,000
            Prepaid expenses and other current assets                          640,000        (851,000)
            Accounts payable                                                   556,000          (3,000)
            Accrued and other current liabilities                            1,087,000       1,236,000
                                                                          ------------    ------------
                  Cash used in continuing activities                        (3,126,000)     (3,973,000)
                  Cash used by discontinued operations                        (757,000)       (912,000)
                                                                          ------------    ------------
      Net cash used in operating activities:                                (3,883,000)     (4,885,000)
                                                                          ------------    ------------

Cash flows from investing activities:

      Purchases of property, equipment and intangibles                         (51,000)        (32,000)
      Cost of acquisitions, net of cash acquired of $291,000
        and $78,000, respectively                                                   --        (416,000)
                                                                          ------------    ------------
            Cash used in investing activities                                  (51,000)       (448,000)
                                                                          ------------    ------------

Cash flows from financing activities:
      Payment on notes and payables to related parties, net                    (98,000)        (57,000)
      Conversion of senior secured convertible to common stock                 393,000              --
      Borrowings on long term debt, net                                             --       4,416,000
      Debt issuance costs                                                           --        (751,000)
      Purchase of treasury stock                                                    --         (72,000)
      Proceeds from exercise of options and warrants                           594,000          26,000
      Proceeds from sale of common stock, net of offering costs              1,788,000              --
      Proceeds from sale of preferred stock, net of offering costs                  --       2,127,000
                                                                          ------------    ------------
            Cash provided by financing activities                            2,677,000       5,689,000
                                                                          ------------    ------------

Effect of foreign exchange rates on cash                                        (6,000)        (43,000)

Net (decrease) increase in cash                                             (1,263,000)        313,000
                                                                          ------------    ------------
Cash at beginning of period                                                  1,729,000       1,416,000
                                                                          ------------    ------------
Cash at end of period                                                         $466,000      $1,729,000
                                                                          ============    ============


See accompanying notes to consolidated financial statements.

                               Vital Living, Inc.
                      Consolidated Statements of Cash Flows

                                   (continued)

                                                                                   Year Ended December 31,
                                                                                 ---------------------------
                                                                                     2004           2003
                                                                                 ------------   ------------
Supplemental cash flow information
      Interest paid                                                              $    189,758   $    115,239
                                                                                 ============   ============

Non cash investing activities
      Common stock issued for acquisitions and acquisition costs                 $         --   $ 47,748,421
                                                                                 ============   ============

Non cash financing activites
      Issuance of common stock for services, settlements and interest            $    745,346   $  1,716,089
                                                                                 ============   ============
      Issuance of common stock for compensation                                  $    581,000   $  1,781,000
                                                                                 ============   ============
      Common stock for Series C Preferre stock offering costs                    $         --   $     73,750
                                                                                 ============   ============
      Preferred stock for preferred stock dividend                               $         --   $    380,488
                                                                                 ============   ============
      Issuance of common stock for common stock offering costs                   $     80,252   $         --
                                                                                 ============   ============
      Issuance of warrants and options for services                              $    744,500   $    459,640
                                                                                 ============   ============
      Issuance of warrants for common stock offering                             $    625,000   $         --
                                                                                 ============   ============
      Issuance of warrants for compensation                                      $         --   $  6,800,000
                                                                                 ============   ============
      Warrants for preferred stock offerings                                     $         --   $    228,992
                                                                                 ============   ============
      Warrants for preferred stock offering costs                                $         --   $    105,426
                                                                                 ============   ============
      Warrants for convertible debt offering                                     $         --   $  2,072,053
                                                                                 ============   ============
      Repricing of  and amendments to options and warrants                       $  1,245,241   $  1,781,461
                                                                                 ============   ============
      Issuance of Series A preferred stock dividend                              $    250,000   $         --
                                                                                 ============   ============
      Issuance of preferred stock for preferred stock dividend in arrears        $    204,623   $         --
                                                                                 ============   ============
      Conversion of preferred to common                                          $         --   $  1,303,877
                                                                                 ============   ============
      Conversion of Series A preferred stock to common stock                     $  4,515,684   $         --
                                                                                 ============   ============
      Conversion of Series B preferred stock to common stock                     $  1,250,000   $         --
                                                                                 ============   ============
      Conversion of senior notes and accrued interest                            $         --   $  1,547,738
                                                                                 ============   ============
      Beneficial conversion of convertible debt                                  $         --   $  2,189,663
                                                                                 ============   ============
      Deemed dividend associated with beneficial conversion of preferred stock   $    126,599   $    623,198
                                                                                 ============   ============


See accompanying notes to consolidated financial statements.

                               Vital Living, Inc.
                 Consolidated Statements of Stockholders' Equity

                                                     Preferred Stock                           Common Stock
                                       ---------------------------------------------  --------------------------------
                                                                                                                           Stock,
                                                            Additional                                       Additional  Options and
                                                      Par    Paid-In                                Par       Paid-In     Warrants
                                        Shares       Value   Capital       Discount     Shares     Value      Capital    Unamortized
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2002              3,712,000    $4,000  $ 6,972,000  ($1,147,000) 17,843,000  $18,000  $ 8,021,000    ($982,000)
                                      ----------   -------  -----------  -----------  ----------  -------  -----------    ---------
Series A Preferred stock conversion     (682,000)  ($1,000) ($1,303,000) $        --     682,000    1,000  $ 1,303,000    $      --
Series A Preferred stock
  dividend,                              380,000        --      380,000           --          --       --           --           --
Series B Preferred stock issued
  for cash,                            1,000,000     1,000      803,000           --          --       --       70,000           --
Series C Preferred stock issued
  for cash                               500,000        --      100,000           --      62,000       --      337,000           --
Series C Preferred stock
  beneficial conversion feature               --     1,000      253,000     (253,000)         --       --           --           --
Series D Preferred stock issued
  for cash                             1,000,000     1,000      814,000           --          --       --           --           --
Series D Preferred stock
  beneficial conversion feature               --        --       370,000    (370,000)         --       --           --           --
Amortization of preferred stock
  beneficial conversion features              --        --           --    1,643,000          --       --           --           --
Common stock issued for services
  and settlements                             --        --           --           --   1,425,000    1,000    1,715,000     (569,000)
Common stock issued for
  compensation                                --        --           --           --   1,300,000    1,000    1,780,000           --
Common stock issued for
  acquisition of COF                          --        --           --           --   2,754,000    3,000    2,972,000           --
Common stock issued for
  acquisition of ENI                          --        --           --           --  32,398,000   32,000   42,340,000           --
Common stock issued for
  acquisition of DFN                          --        --           --           --   1,700,000    2,000    2,400,000           --
Convertible debt beneficial
  conversion feature                          --        --           --           --          --       --    2,190,000           --
Convertible debt detachable
  warrants issued                             --        --           --           --          --       --    2,072,000           --
Options and warrants exercised                --        --           --           --     105,000       --       27,000           --
Options and warrants issued for
  services                                    --        --           --           --          --       --      460,000      (16,000)
Options and warrants issued for
  compensation                                --        --           --           --          --       --    6,800,000           --
Warrants repriced for an employee             --        --           --           --          --       --    1,526,000           --
Warrant modification for a
  consultant                                  --        --           --           --          --       --      255,000           --
Amortization of restricted
  common stock, options, and
  warrants issued for services                --        --           --           --          --       --           --      970,000
Treasury stock purchase, 424,000
  shares at cost                              --        --           --           --          --       --           --           --
Comprehensive income:
Change in cumulative translation
  adjustment                                  --        --           --           --          --       --           --           --
Net loss                                      --        --           --           --          --       --           --           --

Comprehensive Income                          --        --           --           --          --       --           --           --
                                      ----------   -------  -----------  -----------  ----------  -------  -----------    ---------
Balance December 31, 2003              5,910,000    $6,000  $ 8,389,000  ($  127,000) 58,269,000  $58,000  $74,268,000    ($597,000)
                                      ----------   -------  -----------  -----------  ----------  -------  -----------    ---------
Preferred stock conversion            (4,615,000)   (5,000)  (8,289,000)          --   4,806,000    5,000    8,289,000
Preferred stock dividend                 205,000        --      204,000           --          --       --                        --
Beneficial conversion of dividend
  payable
Amortization of preferred stock
  beneficial conversion features              --        --           --      127,000          --       --           --           --
Common stock issued for services              --        --           --           --  28,060,000   26,000    3,272,000     (288,000)
Common stock issued for
  compensation                                --        --           --           --     700,000    1,000      580,000           --
Common stock returned pursuant
  to holdback agreement on purchase
  of ENI                                      --        --           --           --    (791,000)  (1,000)  (1,033,000)          --
Common stock issued as dividend
  on Series C Preferred                       --        --           --           --     250,000       --       50,000           --
Common stock issued as dividend
  on Series B preferred                       --        --           --           --     250,000       --      250,000           --
Options and warrants exercised                --        --           --           --   7,472,000   10,000      812,000           --
Options and warrants issued for
  services                                    --        --           --           --          --       --      245,000     (245,000)
Amortization of restricted
  common stock, options, and
  warrants issued for services                --        --           --           --          --       --           --      916,000
Comprehensive income:
Loss on marketable securities                 --        --           --           --          --       --           --           --
Loss on marketable securities
Change in cumulative translation
  adjustment

Total Comprehensive income:
Net loss                                      --        --           --           --          --       --           --           --
                                              --        --           --           --          --       --           --           --
                                      ----------   -------  -----------  -----------  ----------  -------  -----------    ---------
Balance December 31, 2004              1,500,000   $ 1,000  $   304,000  $         0  99,016,000  $99,000  $86,733,000    ($214,000)
                                      ==========   =======  ===========  ===========  ==========  =======  ===========    =========

                                                 Accumulated Other
                                     Treasury     Comprehensive        Retained      Stockholders'
                                         Stock      Income (Loss)       Deficit         Equity

Balance December 31, 2002            $       0        $     --       ($ 7,228,000)    $  5,658,000
                                     ---------        --------       ------------     ------------
Series A Preferred stock conversi    $      --        $     --       $        --
Series A Preferred stock
  dividend,                                 --              --           (585,000)        (205,000)
Series B Preferred stock issued
  for cash,                                 --              --                --           874,000
Series C Preferred stock issued
  for cash                                  --              --                --           437,000
Series C Preferred stock
  beneficial conversion feature             --              --                --             1,000
Series D Preferred stock issued
  for cash                                  --              --                --           815,000
Series D Preferred stock
  beneficial conversion feature             --              --                --                --
Amortization of preferred stock
  beneficial conversion features            --              --        (1,643,000)               --
Common stock issued for services
  and settlements                           --              --                --                --
Common stock issued for
  compensation                              --              --                 --        1,781,000
Common stock issued for
  acquisition of COF                        --              --                 --        2,975,000
Common stock issued for
  acquisition of ENI                        --              --                 --       42,372,000
Common stock issued for
  acquisition of DFN                        --              --                 --        2,402,000
Convertible debt beneficial
  conversion feature                        --              --                 --        2,190,000
Convertible debt detachable
  warrants issued                           --              --                 --        2,072,000
Options and warrants exercised              --              --                 --           27,000
Options and warrants issued for
  services                                  --              --                 --          444,000
Options and warrants issued for
  compensation                              --              --                 --        6,800,000
Warrants repriced for an employee           --              --                 --        1,526,000
Warrant modification for a
  consultant                                --              --                 --          255,000
Amortization of restricted
  common stock, options, and
  warrants issued for services              --              --                 --          970,000
Treasury stock purchase, 424,000
  shares at cost                       (72,000)             --                 --          (72,000)
Comprehensive income:
Change in cumulative translation
  adjustment                                --         (43,000)                --          (43,000)
Net loss                                    --              --        (27,935,000)     (27,935,000)
                                                                                      ------------
Comprehensive Income                        --              --                 --      (27,978,000)
                                     ---------        --------       ------------     ------------
Balance December 31, 2003            ($ 72,000)       ($43,000)      ($37,391,000)    $ 44,491,000
                                     ---------        --------       ------------     ------------
Preferred stock conversion                  --              --                             204,000
Preferred stock dividend                    --              --
Amortization of preferred stock
  beneficial conversion features            --              --           (127,000)
Common stock issued for services            --              --                 --        3,010,000
Common stock issued for
  compensation                              --              --                 --          581,000
Common stock returned pursuant
  to holdback agreement on purcha
  of ENI                                    --              --                 --       (1,034,000)
Common stock issued as dividend
  on Series C Preferred                     --              --            (50,000)               0
Common stock issued as dividend
  on Series B preferred                     --              --           (250,000)               0
Options and warrants exercised              --              --                 --          822,000
Options and warrants issued for
  services                                  --              --                 --                0
Amortization of restricted
  common stock, options, and
  warrants issued for services              --              --                 --          916,000
Comprehensive income:
Loss on marketable securities               --                           (897,000)        (897,000)
Loss on marketable securities
Change in cumulative translation
  adjustment                                            (6,000)                              6,000
                                     ---------        --------       ------------     ------------
Net loss                                    --              --        (28,172,000)     (28,172,000)
Comprehensive Income                        --              --                 --      (29,075,000)
                                     ---------        --------       ------------     ------------
Balance December 31, 2004            ($ 72,000)       ($49,000)      ($66,887,000)    $ 19,915,000
                                     =========        ========       ============     ============


See accompanying notes to consolidated financial statements.

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

Note 1 - Organization and Description of Business

      We were incorporated in the State of Nevada on January 22, 2001 under the name Nutritional Systems, Inc. We acquired substantially all of the assets of Vital Living, Inc. effective May 7, 2001 and changed our name to Vital Living, Inc. on May 20, 2001. We then merged with VCM Technology Limited, a company reporting under the Securities Exchange Act of 1934, on August 16, 2001. As set forth in the terms of the merger agreement, we acquired all of the outstanding shares of common stock of VCM from its sole stockholder in exchange for 5,062 shares of restricted common stock. Following the merger, we continued as the surviving corporation and commenced reporting under the Securities and Exchange Act of 1934 by assuming the reporting of 1934 by assuming the reporting status of VCM, which in turn provided us with the ability to file for quotation on the Over-the- Counter Bulleting Board under the symbol "VTLV".

      Through a series of various acquisition and divestiture activities that occurred during 2004 and 2003, as described further below, we develop and market nutritional supplements, and nutraceuticals products for distribution primarily through healthcare practitioners. Through a licensing agreement, we also have certain rights for the use of a pharmaceutical delivery system known as "GEOMATRIX." Our principal products currently are Greensfirst(R), Dream Protein(R), and Complete Essentials(R).

      Nutritional supplements represent a convenient and cost-effective way for an individual to obtain the nutritional benefits of whole foods. Nutritional supplements are formulated from whole foods and are intended to provide for improved health, reduced risk of diseases, and the delay onset of age related indicators while resulting in little added caloric and fat intake. Nutritional supplements come in powder, capsule, cracker, and other forms. Nutraceuticals, consisting of vitamins, minerals, herbs, and supplements, are products that are isolated or purified from foods and generally sold in medicinal forms not usually associated with foods, including tablets, capsules, and drops. Nutraceuticals are intended to have physiological benefits or have the ability to reduce the risk of chronic disease beyond basic nutritional products.

      We develop and test our nutraceuticals in collaboration with leading medical experts in the nutraceuticals field. We have designed our products to be incorporated by healthcare practitioners into standard patient routines in which healthcare practitioners recommend and sell our nutritional supplements and nutraceuticals products to their patients. Use of vitamins, minerals, herbs, and nutritional supplements continues to rise as consumers seek nutritional products to improve general health, increase longevity, and enhance the overall quality of life.

      In November 2002, we acquired MAF BioNutritionals, LLC ("MAF"). MAF formulates, markets, and distributes natural and organic food-based, preventative nutraceuticals and therapeutic and functional food products designed to support proactive human cell maintenance and rehabilitation, essential in the prevention and treatment of disease, as well as overall optimal body performance and metabolic function. As further described below, we sold the primary assets of MAF and discontinued its operations in September 2004.

      In July 2003, we completed the acquisition of the assets and assumption of certain liabilities of Christopher's Original Formulas, Inc. ("COF"). Through this acquisition, we gained the exclusive licensing and marketing rights to Christopher's products, a line of over 300 herbal formulas and products, consisting primarily of naturally occurring organic substances sold to professionals and at retail locations throughout the United States. As further described below, we sold certain assets and liabilities of COF back to the previous owners and discontinued its operations in July 2004.

      In August 2003, we completed the acquisition of E-Nutraceuticals, Inc. ("ENI"). In addition, through a collaborative partnership with SkyePharma, PLC, ("Skye"), a UK pharmaceuticals company and a major shareholder of ours, we are in the process of enhancing existing nutraceuticals via FDA-approved, proprietary delivery systems. Pursuant to an amended Development and License Agreement between the parties, we acquired exclusive rights to Skye's drug delivery technology, GEOMATRIX(TM), and marketing and royalty rights to pharmaceutical sales using GEOMATRIX(TM) in the Peoples Republic of China, Taiwan, and Hong Kong.

      In October 2003, we completed the acquisition of Doctors For Nutrition, Inc. ("DFN"). DFN's product line includes GreensFIRST(R), a highly concentrated formulation of fruits and vegetables. One serving of the product has the antioxidant power of over 10 servings of fruits and vegetables. We currently distribute GreensFIRST(R) through health practitioner offices throughout the United States.

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies


      The consolidated financial statements include Vital Living, Inc. and its wholly owned domestic and foreign subsidiaries (collectively, "We","Vital Living" or the "Company"). Consolidated financial statements are financial statements of a parent company and its subsidiaries presented as if the entities were a single economic unit. Although the assets, liabilities, revenues, and expenses of all entities are combined to provide a single set of financial statements, certain eliminations and adjustments are made. These eliminations are necessary to ensure that only arm's-length transactions between independent parties are reflected in the consolidated statements; transactions between related parties are eliminated.

      Going concern

      The accompanying consolidated financial statements have been prepared assuming we will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered recurring losses from operations, have a working capital deficit, and depend on funding from sources other than operations. Since inception, we have been required to raise additional capital by the issuance of both equity and debt securities. There are no commitments from funding sources, debt or equity, in the event that cash flows are not sufficient to fund ongoing operations or other cash commitments as they come due. These factors raise substantial doubt about our ability to continue as a going concern. We will be required to raise additional capital in the near term through offerings of securities to fund our operations and will attempt to continue raising capital resources if we do not begin to generate revenue sufficient to maintain ourselves as a viable entity. No assurance can be given that such financing will be available or, if available, that it will be available on commercially favorable terms. Moreover, available financing may be dilutive to current investors.

      We are in the process of improving, acquiring, or developing products for sale that would generate revenue to sustain our operations, as well as consolidating our operations in order to gain cost synergies and efficiencies. If successful, these actions will serve to mitigate the factors that have raised doubt about our ability to continue as a going concern and increase the availability of resources for funding of our current operations and future market development. In addition, in March 2004, we entered into a purchase agreement with investors and sold 250,000 shares of our common stock at $1.00 per share with rights to receive a portion of net revenues, as defined therein, from the sale of X-Fat(R). The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

      Financial instruments

      Our financial instruments consist of cash, receivables, payables, and long-term debt. The carrying amount of cash, receivables, and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt as of December 31, 2004 approximates fair value because interest rates and debt discounts are reflective of market rates.

      Concentrations of credit risk

      Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash. At various times during the year, our cash balances may be in excess of federally insured limits. We maintain our cash, which consists primarily of demand deposits, with high-quality financial institutions, which we believe limits this risk.

      Acquisitions

      We account for acquisitions in accordance with Statement of Financial Accounting Standards, ("SFAS") No. 141 "Business Combinations" and accordingly apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and separately identify recognized intangible assets that meet the criteria and amortize these assets over their determinable useful lives.

      Cash and cash equivalents

      Our cash equivalents consist primarily of any financial instrument with maturities of three months or less and cash investments with high-quality financial institutions. Our investment policy limits the amount of credit exposure to any one financial institution.

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

      Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of products available for sale or raw materials. At December 31, 2004 inventories for resale were $141,000 net of a reserve of $379,000.

      Property and equipment

      Property and equipment consists of office furniture, fixtures, and equipment, including computer hardware and software and various leasehold improvements. We record Property and equipment at cost. We provide for Depreciation on a straight-line basis over the lesser of correlating lease terms or estimated useful lives ranging from three to ten years.

      Goodwill

      Goodwill represents the excess of the aggregate price paid by us over the value of the net equity acquired in an acquisition. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we no longer required to amortize goodwill, but are required to review goodwill for impairment at least annually whenever events indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." As of December 31, 2004, events had occurred that would indicate goodwill had been impaired and, accordingly, an impairment loss was recorded (see Note
      5).

      Intangible assets

      Our other intangible assets include trademarks, patents, formulations, customer lists, and various marketing and license agreements. We amortize intangible assets on a straight-line basis over the lesser of the correlating agreements or estimated useful lives ranging from two to 14 years.

      Long-lived assets

      We review long-lived assets and identifiable other intangible assets to be held and used for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We evaluate goodwill and other intangible assets arising from various acquisitions for impairment on at least an annual basis or when events occur that would indicate that impairment had occurred. We measure impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. As of December 31, 2004, events had occurred that would indicate goodwill and other intangibles had been impaired; accordingly, an impairment loss was recorded (see Note 5).

      Deferred charges

      We capitalize costs associated with the issuance of debt instruments. We amortize these costs are amortized on a straight-line basis over the term of the debt instruments. Amortization expense was $745,000 and $231,000 for the years ended for the year ended December 31, 2004 and 2003 respectively. These amounts are recorded as a component of interest expense.

      Accounting estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made us include the valuation of inventory, intangible assets, and equity based transactions. Actual results could differ from such estimates.

      Income taxes

      We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability approach specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse. Deferred tax assets are recorded at their likely realizable amounts.

      Revenue recognition

      We recognize revenue when products are shipped to customers. Our return policy provides for an unconditional guarantee to our customers for a full refund of any unused product, including product that has exceeded its expiration date. All returns are subject to quality assurance reviews before acceptance. We have determined that product returns are immaterial. However, we provide an allowance for returned product as a reduction of revenue based on estimates and historical experience with individual customers. We offer, from time to time, volume and promotional discounts on the products we sell. We record these discounts as a reduction of revenue.

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

      Comprehensive income

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components within the financial statements. Other comprehensive income consists of charges to stockholders' equity, other than contributions from or distributions to stockholders, excluded from the determination of net income. Our other comprehensive income consists of unrealized gains and losses on available for sale securities and foreign currency translations. We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

      Foreign currency translation

      Financial statements of our foreign subsidiary are prepared using the local currency as the functional currency. Translation of these foreign operations to U.S. dollars occurs using the current exchange rate for balance sheet accounts and a weighted average exchange rate for results of foreign operations. Translation gains or losses are recognized in "accumulated other comprehensive income (loss)" as a component of stockholders' equity in the accompanying consolidated balance sheets.

      Research and development

      We expense research and development costs relating to both present and future products when incurred. Research and development costs amounted to $1,180,000 and $400,000 for the years ended December 31, 2004 and 2003, respectively.

      Net loss per share

      We account for earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings Per Share," which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per share begins with income (loss) applicable to common stockholders (net income (loss) less preferred stock dividends) and is based on the weighted average number of common shares outstanding during each period presented. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. For the purpose of diluted earnings per common share, and only if such calculation results in dilution, preferred stock dividends will not reduce earnings; however, the weighted average common shares outstanding would increase representing the amount of common shares into which such preferred stock is currently convertible. During the years ended December 31, 2004 and 2003, we reported a net loss from operations; thus the effects of dilutive securities were anti-dilutive, rendering basic and diluted loss per share the same. Convertible preferred stock, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive. Potentially dilutive securities excluded from the loss per share calculation for the year ended December 31, 2004 are as follows:

      Convertible preferred stock                                  619,000
      Convertible debt                                          19,283,000
      Warrants                                                     815,000
      Employee options                                             401,000
                                                              ------------
                                                                21,118,000
                                                              ============

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

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

      We are subject to reporting requirements of FASB Financial Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation," which requires a non-cash charge to deferred compensation expense if the price of our common stock on the last trading day of each reporting period is greater than the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the trading price exceeds the exercise price of the options.

      We account for our incentive plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees," and related Interpretations. No stock-based employee compensation (except that related to re-priced warrants in accordance with FIN No. 44) is reflected in net loss, as all options and warrants granted had an exercise price equal to or below the market value of the underlying common stock at the date of grant.

      The fair value of our stock-based awards to employees was estimated using the Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock-based awards to employees. The fair value of our stock-based awards (including re-priced warrants discussed above) was estimated assuming no expected dividends and the following weighted average assumptions for the years ended December 31:

                                                       2004           2003
                                                    ----------     ----------
      Expected life in years                              3.00           4.00
      Expected stock price volatility                      37%            33%
      Risk-free interest rate                            3.72%          3.14%
      Average fair value per option/warrant         $     0.59     $     0.68

      For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized over the respective vesting periods.

      The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to our stock-based employee compensation for the years ended December 31:

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

                                                                                                   2004             2003
                                                                                               ------------     ------------
      Net loss - as reported                                                                   $(28,172,000)    $(27,935,000)
      Add:
            Stock based compensation included in determination of net loss                          170,180        1,526,000
      Deduct:
            Stock based employee compensation determined under fair value
            based method for all awards, net of related tax effects                                 (54,083)      (1,356,000)

      Net loss - pro forma                                                                      (28,055,903)     (27,765,000)
      Deemed dividend associated with beneficial conversion of preferred stock                     (126,000)      (1,643,000)
      Series A Preferred stock dividend                                                            (300,000)        (585,000)
                                                                                               ------------     ------------
      Net loss available to common stockholders - pro forma                                    $(28,481,903)    $(29,993,000)
                                                                                               ------------     ------------

      Basic and diluted loss per share - as reported
            Basic and diluted loss per share - as reported                                     $      (0.43)    $      (0.87)
            Basic and diluted loss per share available to common stockholders - as reported    $      (0.44)    $      (0.94)
            Basic and diluted loss per share - pro forma                                       $      (0.44)    $      (0.87)
            Basic and diluted loss per share available to common stockholders - pro forma      $      (0.44)    $      (0.94)

            Weighted average basic and diluted common stock outstanding                          64,878,000       31,992,000
                                                                                               ============     ============

      The Company granted warrants to its CEO in 2003. These warrants were subsequently re-priced. As a result of this re-pricing, the award is now accounted as a variable award. Due to a decline in the trading price of the Company's common stock, there was a reduction in personnel costs of $1,755,000 for the adjustments of the variable award.

      Recent accounting pronouncements-

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our company.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after September 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our Company.

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

      In December 2003, the FASB issued a revised Interpretation No. 46 ("FIN 46R"), "Consolidation of Variable Interest Entities." FIN 46R requires companies to consider whether entities, in which they have financial interests, lack sufficient equity at risk to permit that entity to finance its activities without additional subordinated financial support and to consolidate those entities where the company would absorb the majority of any losses. The consolidation requirements are effective for interim and annual periods ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have a material effect on our Company.

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

      In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- usually the vesting period. The effective date for this statement is as of the first interim period that begins after June 15, 2005. The Company is evaluating the impact of this new pronouncement and has not yet estimated the effect of implementation on the Company's financial statements.

Note 3 - Mergers and Acquisitions

      During 2004 and 2003, we acquired three companies. In each transaction, common stock was used as consideration and the excess of the purchase consideration over the net assets or obligations assumed, after allocation to respective identifiable intangible assets, was recorded as goodwill as summarized below. A description of each business combination follows.

                                                              ENI             DFN              WWS
                                                         ------------     ------------     ------------
      Purchase price paid                                $ 40,877,000     $  2,651,000     $    805,000
      Less:
            Working capital (assets) liabilities, net         405,000         (314,000)               0
            Property and equipment, net                        (1,000)          (7,000)               0
            Intangibles, net                              (43,059,000)               0                0
      Plus:
            Debt obligations assumed                          150,000                0                0
            Acquisition costs                               1,628,000           91,000                0
                                                         ------------     ------------     ------------
      Goodwill at purchase date                                     0        2,421,000          805,000
            Less: Impairment at December 31, 2004
                                                                                                      0
                                                         ------------     ------------     ------------
      Goodwill at December 31, 2004                      $         --     $  2,421,000     $    805,000
                                                         ------------     ------------     ------------

      E-Nutraceuticals, Inc.

      On August 20, 2003, we acquired 100% of the outstanding common stock of ENI, a privately held Delaware corporation. The acquisition net purchase price of $41.3 million consisted of 31,500,000 shares of our common stock. Included in the purchase price was the cost of 251,000 options issued in exchange for existing ENI options, which were estimated to have a fair value of $254,000. Other acquisition costs include 1,150,000 shares of common stock valued at $1.30 per share or $1,495,000 issued to financial advisors and $133,000 of legal and other related costs paid to professional advisors.

      The total number of shares issued in this transaction, including the issuance of the Series D Preferred Stock (see Note 8), was 40% of the total number of shares outstanding on a fully diluted basis, which contemplates that all warrants, options, and various classes of preferred stock are converted to common stock.

      The original recording of the ENI acquisition was based on a third-party business valuation and purchase price allocation provided by a reputable, independent, full-service investment bank. The primary assets of ENI included the intangible value associated with the worldwide patent rights to X-Fat(R), a dietary supplement used in weight loss; licensing rights to GEOMATRIX(R), a time-released drug delivery technology; and marketing rights to pharmaceutical sales using GEOMATRIX(R) in the Peoples Republic of China, Taiwan, and Hong Kong. The purchase price allocation resulted in $43,059,000 being assigned to the value of these three agreements. The amortization period for these agreements was approximately 14 years for the GEOMATRIX and X-fat agreements and approximately two years for the marketing agreement.

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

      During 2004, based our continually monitoring of the fair value of both the goodwill and intangible assets recorded as a result of the ENI acquisition, certain intangible asset impairment determinations were concluded and during 2004, $16.0 million was deemed impaired.

      Doctors For Nutrition, Inc.

      On October 14, 2003, we acquired 100% of the outstanding common stock of DFN, a privately held California corporation. The acquisition purchase price of $2.7 million consisted of 3,100,000 shares of our common stock. Included in the acquisition costs were 50,000 shares of common stock issued to financial advisors. Goodwill recorded in this transaction is not deductible for federal income tax purposes.

      Wellness Watchers Systems, LLC.

      On August 17, 2004, we consummated a joint venture with Wellness Watchers International, Inc., or WWI, and together formed Wellness Watchers Systems, LLC, or WWS. As of December 31, 2004, WWS was owned equally by us and WWI. The operating agreement gave us overall operating responsibility. WWS is consolidated within the financial statements of the Company at December 31, 2004. WWS manufactures a proprietary brand of dietary protein powder called Dream Protein(R), which is directly marketed to the health practitioners together with our GreensFIRST(R) product. WWS plans to introduce complementary products that will be marketed as part of WWS' Healthy Living Program(R). Part of WWI's contribution to WWS was the exclusive licensing of certain products, client lists, and marketing strategies, which included Dream Protein(R). WWS has developed a unique marketing strategy that channels products directly to health practitioners. We paid WWI $805,000 for its 50% interest in WWS. The purchase price consisted of 3,000,000 shares of our common stock along with a $25,000 cash payment. Prior to forming WWS, WWI had no prior operating history. During 2004, WWS had total revenue of $400,000. Pursuant to the WWS operating agreement, we are responsible for all operating loss incurred. Accordingly, we have reported any minority interest during 2004. During February 2005, we acquired 100% interest in WWS by issuing an additional 1,000,000 shares of common stock. In conjunction with the 100% acquisition of WWS and certain other marketing and operation strategic productivity decisions, we have consolidated the operations of WWS into DFN during the first quarter of 2005.

      Acquisition pro formas

      The unaudited pro forma consolidated results of operations for the years ended December 31, 2004 and 2003 have been prepared assuming the acquisitions of ENI, WWS and DFN and the corresponding issuance of 37,999,000 of common stock issued as consideration in these acquisitions as if they, had occurred as of January 1, 2002. Thus, the unaudited pro forma consolidated results of operations include the following periods of operation:

      o     Vital Living, Inc. for the years ended December 31, 2004 and 2003.

      o ENI for the period from April 1, 2003 through August 20, 2003 (date of acquisition) and the year ended March 31, 2003.

      o DFN for the period from January 1, 2003 through October 14, 2003 (date of acquisition) and the year ended December 31, 2002.

      Presented below are the unaudited pro forma consolidated results of operations for the years ended:

                                                               December 31,
                                                       -----------------------------
                                                           2004             2003
                                                       ------------     ------------
      Revenue                                          $  4,162,000     $  1,679,000
      Cost of goods sold                                  2,802,000          931,000
                                                       ------------     ------------

      Gross Profit                                        1,360,000          748,000

      Operating expenses and other                       27,357,000       28,247,000
                                                       ------------     ------------

      Net loss                                          (25,997,000)     (27,499,000)

      Basic and diluted loss per share available to           (0.40)           (0.85)
      common stockholders

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

Note 4 - Property and equipment-

      Property and equipment consists of the following at December 31:

                                            2004             2003
                                        ------------     ------------
      Computer hardware and software    $    132,000     $    226,000
      Office Furniture and fixtures           39,000           44,000
      Machinery and equipment                 32,000           55,000
      Leasehold improvements                       0            6,000
                                        ------------     ------------
      Gross property and equipment           203,000          331,000
      Less accumulated depreciation         (133,000)        (162,000)
                                        ------------     ------------
      Net property and equipment        $     70,000     $    169,000
                                        ------------     ------------

      Depreciation expense was $37,000 and $90,000 for 2004 and 2003, respectively.

Note 5 - Intangible assets-

      Intangible assets consisted of the following at December 31:

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

                                                         2004
                                             ----------------------------
                                            Gross Carrying   Accumulated
                                                Amount       Amortization
                                             ------------    ------------
      License agreement - Geomatrix          $ 24,082,000      (3,298,000)
      Marketing agreement                       2,577,000      (2,577,000)
      Trademarks and patents                       20,000          (5,000)
                                             ------------    ------------

      Total amortizable intangible assets    $ 26,679,000    $ (5,880,000)
                                             ------------    ------------

      Unamortizable intangible assets

                Goodwill                     $  3,226,000

                                                                  Aggregate       Estimated     Accumulated
                                                  Impairment     Amortization    Amortization  Amortization
                                                    Expense        Expense         Expense        Expense
                                                 ------------   ------------    ------------   ------------
      For the year ended December 31, 2001                 --          1,000                          1,000
      For the year ended December 31, 2002                 --          2,000                          2,000
      For the year ended December 31, 2003                 --      1,641,000                      1,641,000
      For the year ended December 31, 2004         14,976,000      4,523,000                     19,499,000
      For the year ended December 31, 2005                                         2,429,000      2,429,000
      For the year ended December 31, 2006                                         2,429,000      2,429,000
      For the year ended December 31, 2007                                         2,429,000      2,429,000
      For the year ended December 31, 2008                                         2,429,000      2,429,000
      For the year ended December 31, 2009                                         2,429,000      2,429,000
      For the year ended December 31, 2010                                         2,429,000      2,429,000
      For the year ended December 31, 2011                                         2,429,000      2,429,000
      For the year ended December 31, 2012                                         2,429,000      2,429,000
      For the year ended December 31, 2013                                         1,080,000      1,080,000
                                                 ----------------------------------------------------------
      Totals                                     $ 14,976,000   $  6,167,000   $  20,512,000  $  26,679,000
                                                 ----------------------------------------------------------

      Impairment Analysis

      As required by SFAS No. 142, we continually test goodwill or other intangibles created by each acquisition for impairment. These assets are tested for impairment at least annually, or upon occurrence of such events that may indicate impairment exists. We revised the earnings forecast for the next five years and evaluated the change in fair value of each component of goodwill using the expected present value of future cash flows. Impairment was due to a combination of factors, including acquisition price, increased market competition, and operating performance. As result of this process, during 2004, we determined that certain intangible assets were impaired. Accordingly, during 2004, we recorded impairment charges totaling $14,976,000 in 2004. The individual charges of $9,545,000, $1,727,000 and $3,704,000 are related to the
      Geomatrix licensing agreement, the ENI China marketing agreement and the X-Fat marketing agreement, respectively.

      As a result of our review, the remaining goodwill was deemed to be fairly stated at December 31, 2004. The goodwill of $3,226,000 is attributable to previous acquisitions as follows:

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

      DFN                   $2,421,000
      WWS                      805,000
                            ----------
      Total                 $3,226,000
                            ==========

      Our primary intangibles, other than goodwill discussed above, with a gross intangible value of $26,679,000_at December 31, 2004, were obtained in the 2003 acquisition of ENI and consist of a licensing agreement for the licensing of the GEOMATRIX(R) technology and certain marketing rights to pharmaceutical sales using GEOMATRIX(R) in the Peoples Republic of China, Taiwan, and Hong Kong.

      In order to test for impairment of these long-lived assets, fair value was determined based on a valuation study performed by an independent third party that considered primarily the discounted cash flow and guideline company method. As a result of this review, none of the remaining assets are deemed to be impaired.

Note 6 - Long-Term Debt

      Between October and December 2003, we borrowed an aggregate principal amount of $1.5 million in the form of Senior Convertible Notes (the "Bridge Notes"), due April 28, 2004, in a private placement, subject to certain registration rights, generating cash proceeds of approximately $1,300,000, net of cash debt issue costs of $213,600. Principal and interest at a rate of 10% per annum is payable in a single installment on the maturity date in cash or shares of common stock, at our discretion, at a price equal to $1.00 per share. As part of the transactions, Bridge Note holders received 3,060,000 and 1,530,000 warrants to purchase our common stock at exercise prices of $1.00 and $1.50 per share, respectively. The fair value of these warrants of $988,000 has been recorded by us and charged immediately to interest expense as the warrants were fully vested and the related notes fully convertible at the date of issuance. In accordance with the terms of these Bridge Notes, because we consummated a debt financing before the maturity date, the entire principal amount of the notes plus accrued interest totaling $1,548,000 has been converted into the debt securities offered in the December 2003 Secured Notes.

      Debt issue costs related to this transaction of $655,000, including cash fees of $214,000, common stock issued valued at $298,000, and the fair value associated with warrants issued of $144,000 as discussed in Note 9, was recorded in deferred debt issuance costs, net of amounts charged to interest expense during the year ended December 31, 2004 totaling $766,000 before refinancing. The market value of our common stock on the dates the Bridge Notes were issued ranged from $1.28 - $1.52 per share. In accordance with EITF 98-5, as amended by EITF 00-27, because the convertible debt was sold at a price less than market value, a beneficial conversion to holders of the Bridge Notes occurred. Accordingly, a beneficial conversion amount of $542,000 was recorded to additional paid-in-capital and a corresponding amount recorded as a debt discount and subsequently recorded as interest expense when converted as described above.

      In December 2003, we borrowed an aggregate principal amount of approximately $4.58 million in the form of Senior Secured Convertible Notes (the "Secured Notes"), due December 17, 2008, in a private placement, subject to certain registration rights, thereby converting the Bridge Notes as described above, generating cash proceeds of $2.5 million, net of cash debt issue costs of $538,000. At time of issuance the Secured Notes bore interest at a rate of 12% per annum, 8% of which is payable semi-annually in cash each June and December, while 4% per annum could be paid, at our discretion, in cash or our common stock at a price equal to the ten-day average trading price of our common stock five business days prior to the relevant interest payment date. A total of $550,000, or an amount equal to the first two semi-annual interest payments at 12%, was placed in an interest bearing escrow account at December 31, 2003 and was recorded in Prepaid Expenses and Other Current Assets. In October 2004, we agreed with the holders of the Secured Notes and warrants to reduce the conversion price and exercise price of those securities to $0.25 per share. Two noteholders converted there notes as of December 31, 2004. There was no expense recorded relative to the reduction in the conversion price. The reduction of the conversion price is permanent and there was no time limit placed on the reduced conversion price, therefore it was determined not to be a an inducement to convert as that term is defined in Statement of Financial Accounting Standards No. 84 Induced Conversions of Convertible Debt . In exchange for this reduction:

      We agreed to include the additional shares of common stock that are now issuable upon conversion of the outstanding Secured Notes as a result of the reduction in the conversion price in the next registration statement we file with the Securities and Exchange Commission ("New Registration Statement"). The shares of common stock originally convertible under the Secured Notes are registered for resale under our Registration Statement on Form SB-2 (SEC File No. 333-111921) ("Registration Statement"), which was declared effective by the SEC on August 13, 2004; We are now entitled to pay all 12% interest due on the Secured Notes in either cash or shares of our common stock, at our sole option, commencing with the interest payment due in December 2004. We were originally required to pay the 12% interest on the senior convertible promissory notes at the rate of 8% per annum in cash and had the option to pay the remaining interest at the rate of 4% per annum in cash or shares of common stock. The shares of common stock representing the 4% interest payments are registered for resale under the Registration Statement. We have agreed to include the additional shares of common stock representing the 8% interest payments in the New Registration Statement; and

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

      o All penalties that we were required to pay as a result of our failure to have the Registration Statement declared effective by April 15, 2004 will be payable by our in shares of common stock ("Penalty Stock") at a price equal to $0.258. Such shares will be included on the New Registration Statement.

      We may redeem the Secured Notes commencing December 15, 2004, provided the ten-day average trading price of our common stock prior to the redemption is at least $3.00 per share. The Secured Notes are collateralized by our assets, have priority in right of payment over all our indebtedness, and include certain provisions related to change in control, reorganization, recapitalization, and other adjustments. In addition, Secured Note holders received 4,588,000 warrants to purchase shares of common stock at an exercise price of $1.00 per share. The fair value of these warrants of $1,084,000 was recorded and previously charged immediately to interest expense as the warrants were fully vested and the related notes fully convertible at the date of issuance. As discussed in Note 2, we have restated our financial results as of December 31, 2003 to record a debt discount of $1,066,000, net of accumulated accretion of $18,000 of interest expense, in accordance with EITF 00-27 and will amortize the remaining discount over the life of the Secured Notes.

      Debt issue costs related to the Secured Notes of $741,000, including cash fees of $330,000 and the value associated with warrants issued of $167,000 as discussed in Note 9, is recorded in deferred debt issuance costs. Amounts charged to interest expense during the year ended December 31, 2004 totals $255,000 and includes $244,000 of cash and the fair value of warrants issued in conjunction with the refinancing of the Bridge Notes charged to expense in the period incurred. The market value of our common stock on the date the Secured Notes were issued ranged from $1.15 - $1.23 per share. In accordance with EITF 98-5, as amended by EITF 00-27, because the convertible debt was sold at a price less than market value, a beneficial conversion to holders of the Secured Notes occurred. Accordingly, a beneficial conversion amount of $1,648,000 was recorded and additional paid-in-capital and a corresponding amount was previously recorded by us to interest expense, as the debt is immediately convertible at the option of the debt holder. As discussed in Note 2, we have restated our financial results as of December 31, 2003 to record a debt discount of $1,620,000, net of accumulated accretion of interest expense of $27,000, in accordance with EITF 00-27 and will amortize the remaining discount over the life of the Secured Notes.

      In connection with our acquisitions, we assumed certain of the acquired companies' long-term debt , the terms of which are described further below. Long-term debt consists of the following at December 31:

      Secured Notes

      $4,286,000 Secured Notes; maturity December 2008;
      interest at 12% per annum (may be paid in cash or
      common stock); principal due at December 17, 2008        $4,286,000

      Small Business Administration Loan $650,000 note
      payable to bank; maturity December 14, 2008; variable
      interest at prime plus 1.5% (6.75% at December 31,
      2004); monthly principal and interest payments
      of $10,000; secured by assets of the company                401,000
                                                               ----------
      Total                                                     4,687,000

      Less current portion                                        401,000
      Less unamortized debt discount                            2,140,000
                                                               ----------

      Net long-term debt                                       $2,146,000
                                                               ----------

      Aggregate maturities of long-term debt for the subsequent five years ending December 31 are as follows:

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

         2005     $    401,000
         2006               --
         2007               --
         2008        4,286,000
                  ------------
        Total     $  4,687,000
                  ------------

Note 7 - Commitments and contingencies

      From time to time, we are party to a variety of legal proceedings arising out of the normal course of business, including cases in which damages may be sought. We believe we have a valid defense and are vigorously defending any pending litigation. While the results of litigation cannot be predicted with certainty, we do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

      We lease office space under non-cancellable operating leases that expire through 2007. Future minimum lease payments under non-cancellable operating leases for the subsequent five years ending December 31 are approximately as follows:

               2005            $   82,000
               2006                82,000
               2007                27,000
               2008
               2009
                               ----------
      Total                    $  191,000
                               ==========

      Total rent expense was $126,000 and $161,000 for the years ended December 31, 2004 and 2003, respectively.

      In connection with the ENI Acquisition, we became party to a Development and License Agreement and subsequent Amendment (collectively, the "ENI Agreements") with SkyePharma, PLC ("Skye"). The ENI Agreements provide for certain product identification and license exclusivity rights on nutraceutical products utilizing Skye's patented drug-delivery technologies, GEOMATRIX(R), in exchange for various commitments as follows:

      o In consideration for the ENI Agreement and development services through 2004 and contingent on additional debt or equity financing of $3.0 million, we are obligated to pay Skye $1.0 million in four equal installments beginning January 1, 2004 and each first day of each calendar quarter thereafter.

      o We may retain our right to identify new product candidates and license them exclusively through the later of December 31, 2017 or the expiration of Skye's corresponding patents, provided at least four such product candidates are identified us and approved by Skye, or Skye receives $1.0 million in product development fees, per calendar year beginning January 1, 2005.

      o We are obligated to pay Skye royalties equal to 10% of net sales generated from the products, as defined, quarterly in arrears.

      Should we fail to meet the above commitments, product selection and license exclusivity rights will terminate at the end of the respective calendar year without effect on rights attained in prior years. As of December 31, 2004, we had failed to make payments to Skye totaling $750,000 related to the ENI Agreement. We are in process of renegotiating the related terms and payments in order to maintain our rights under the ENI Agreements despite the default. These amounts are included in accrued and other liabilities.

      The ENI Agreements also appointed us as Skye's exclusive marketing partner to pharmaceutical companies for licensing of all of Skye's technology in the Chinese Territories, as defined therein. We are eligible to receive 5% of all gross revenues resulting directly from our marketing efforts. Receipt of such royalties is contingent, however, on such revenues reaching or exceeding $1.0 million, or in aggregate $2.0 million, by August 2004 and 2005, respectively. Should these revenue goals not be achieved, our exclusive marketing rights and Skye's royalty obligation on newly established sales will terminate, except, that royalties on on-going gross revenues resulting directly from our marketing efforts prior to the loss of such rights will continue to be due and payable.

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

      In connection with the ENI Acquisition, we became party to a Licensing Agreement, granting us an exclusive, worldwide, perpetual license to dietary supplements containing chitosan, gor X-Fat(R) (the "X-Fat License"). The X-Fat License requires us to pay royalties equal to 10% of the first $1.0 million of net product sales and 5% of such net product sales in excess of $1.0 million, up to a maximum royalty of $1,250,000 per fiscal year. We are required to pay advanced royalties of $15,000 per quarter to be credited against future royalty payments. At December 31, 2004, we prepaid royalties of $307,000.

Note 8 - Capital Stock

      In December 2003, the board of directors and a majority of stockholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000, par value $.001 per share. We are currently authorized to issue up to 50,000,000 shares of preferred stock, par value $.001 per share. At December 31, 2004, our capital stock consisted of the following:

                                                                Issued &
      Capital Stock                Par Value    Authorized     Outstanding

      Common Stock                  $0.001     150,000,000     99,016,000
      Preferred Stock               $0.001       3,000,000      1,500,000

      Common Stock

      Each holder of common stock is entitled to one vote per share of held on all matters submitted to a vote of our stockholders. Holders of our common stock have no preemptive rights and have no rights to convert their common stock into any other securities. In the event of dissolution or liquidation or the winding-up of our company, holders of our common stock will be entitled to share ratably in all assets remaining after payment of all liabilities, subject to any preferential payments to the holders of any Secured Notes and preferred stock then outstanding. Although we are restricted from paying cash dividends under the terms of the Secured Notes, holders of common stock are entitled to receive ratably such dividends as may be declared by our board of directors out of funds legally available therefore. All of our outstanding common shares are fully paid and non-assessable.

      During 2004, 791,000 shares were retuned to us as required by the term of the ENI acquisition agreement.

      Common Stock Issued to an Employee

      During the 2004 and 2003 we issued 700,000 and 1,300,000 shares of common stock to a former employee valued at $1,800,000 and $6,000,000 million as consideration for early termination of an employment contract during 2004 and compensation related to the closing for various 2003 acquisitions, respectively.

      Common Stock Issued for Services and Settlements

      In order to fund operating activities, we, from time to time, issue common stock in lieu of cash in exchange for goods or services.

      During the years ended December 31, 2004 and 2003, we issued 1,800,000 and 700,000 shares of restricted common stock with a value of $700,000 in each case, in consideration for consulting, investment banking, or other services rendered, compensation, release of debt, and various other claims that parties may have had against the Company.

      Additionally, during 2004, we issued 1.6 million shares of our common stock related to penalties for not having an effective registration statement as required for the December 2003 private placement this issuance had a fair market value of $187,000.

      During the years ended December 31, 2004 and 2003, 160,000 and 395,000 shares of common stock with a value of $47,000 and $514,000, respectively, were issued to directors for director services and to various consultants for various consultations and advisory services to be provided over a period ranging from 12 months to three years. These shares were originally capitalized as a component of equity and amortized to expense over the vesting periods. For the years ended December 31, 2004 and 2003, $587,000 and $428,000 was amortized to expense, respectively. The value of unamortized restricted common stock issued for services as of December 31, 2004 and 2003 was $93,000 and $390,000, respectively.

      During the 2003, a total of 1,400,000 shares of common stock with an aggregate value of $1.7 million were issued for financial advisory services related to our various acquisitions. During 2003, 1,150,000 shares of common stock with a market value of $1.5 million were issued to financial advisors in the ENI Acquisition, 154,000 shares of common stock with a market value of $166,000 were issued to financial advisors in the COF Acquisition, and 50,000 shares of common stock with a market value of $59,000 were issued to a financial advisor in the DFN Acquisition.

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

      During the year ended December 31, 2003, 266,000 shares of common stock with a value of $372,000 were issued for investment banking and other services related to private placements of both senior convertible debt and the Series C Preferred stock. The value of the shares were capitalized as a component of equity if associated with Series C Preferred stock private placement ($74,000), or as deferred loan costs if associated with Senior Convertible Debt private placements ($298,000).

      Pursuant to a registration rights agreement related to a November 2002 private placement of 1,368,000 shares of common stock, we were required to file and have declared effective a registration statement to register the shares of common stock issued and shares that might be issued upon exercise of the Series B Warrants and Series C Warrants from the private placement prior to March 20, 2003. We failed to have the registration statement declared effective by the deadline; as a result, we owed the investors liquidated damages equal to 2% per month of the purchase price of these securities, calculated on a pro rata basis to the date on which the registration statement was ultimately declared effective. During 2003, we reached an agreement with some of the investors to pay such damages in 328,000 shares of our common stock, valued at approximately $367,000. .

      Treasury Stock

      As part of a resignation agreement executed in July 2003, in which all severance payments under a prior employment agreement were waived, 280,000 shares of restricted common stock were returned at no cost and 144,000 shares were repurchased by us at $0.50 per share from William Coppel, former President, for total payments of $72,000 during 2003. These shares have been returned to and recorded as treasury stock as of December 31, 2003. The 280,000 shares of common stock returned by Mr. Coppel were recorded at par value, or $280, with a corresponding adjustment to additional paid-in capital.

      Preferred Stock

      Preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of shares of preferred stock could adversely affect the rights of the holders of common stock and therefore, reduce the value of the common stock.

      Series A Preferred Stock

      Between February and June 2002, we sold 3,712,000 shares of 10% Series A Preferred Stock at $1.00 per share, generating cash proceeds of approximately $3.6 million, net of cash offering costs of $118,000. Holders may convert their shares into a like amount of common stock at any time after the first anniversary date of issuance and the shares will convert by their terms after 18 months. Upon conversion, holders of Series A Preferred Stock will receive one Series A Warrant per five preferred shares converted to purchase one share of common stock at an exercise price of $2.00 per share, exercisable one year from the date of issuance. If all Series A Preferred Stock were to convert, it would require that we issue 742,000 Series A Warrants, excluding those to be issued upon conversion of Series A Preferred Stock issued as dividends.

      Holders of Series A Preferred Stock have no voting rights, but are entitled to various rights, preferences, and restrictions that include, a 10% cumulative dividend payable in additional shares of Series A Preferred Stock at $1.00 per share; a preference upon a liquidation, dissolution, or winding up of our company; and privileges upon redemption during the first twelve months from the date of issuance equal to $1.50 per share.

      The market value of our common stock on the dates Series A Preferred Stock was sold ranged between $1.25 - $3.40 per common share. In accordance with EITF 98-5, as amended by EITF 00-27, because the Series A Preferred Stock was sold at a price less than market value of the underlying components of the security, a beneficial conversion to holders of the Series A Preferred Stock occurred. Accordingly, during 2002, we recorded a discount of $3.4 million within stockholders' equity and a corresponding amount to preferred stock additional paid-in-capital. The Series A Preferred Stock is convertible into common stock at the option of the holder at any time after the first anniversary date of its issuance, thus the beneficial conversion is amortized over a one-year period. A total of $1.1 million of the Series A Preferred Stock discount was amortized during 2003. At December 31, 2003, the entire amount of the Series A Preferred discount had been amortized.

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

      During 2003, holders of 682,000 shares of Series A Preferred Stock converted such shares into 682,000 shares of common stock. As a condition to conversion, we granted 136,000 warrants with an exercise price of $2.00 per share. The value of the converted Series A Preferred Stock was $1.3 million and the value of the warrants was $55,000 using the Black-Scholes option-pricing model. Dividends are cumulative and are to be paid every six months from the date of issuance for a total of 18 months with no obligation to pay dividends thereafter. During June 2003, 380,000 additional shares of Series A Preferred Stock valued at $380,000 were issued in satisfaction of dividends owed to holders of Series A Preferred Stock and at December 31, 2003, declared and unpaid dividends of $205,000 were accrued and will be paid by the issuance of Series A Preferred Stock for a total dividend of $585,000 (or $0.02 per share). At December 31, 2003, 3,400,000 shares of Series A Preferred Stock remained outstanding pending the issuance of a like amount of common stock.

      During 2004, the holders of the 3.4 million shares of Series A Preferred Stock converted such shares into a like amount of shares of common stock. As a condition of conversion, we granted 859,000 series A warrants with an exercise price of $2.00 per share. The value of the converted Series A Preferred Stock was $6.5 million and the value of the warrants was $385,000 using the Black-Scholes option-pricing model. Dividends on the Series A Preferred Stock issued in September 2002 are cumulative and are to be paid every six months from the date of issuance for a total of 18 months with no obligation to pay dividends thereafter. During February 2004, 205,000 additional shares of Series A Preferred Stock valued at $205,000 were issued in satisfaction of all dividends owed to holders of Series A Preferred Stock for a cumulative dividend of $585,000.

      The market value our common stock on the dates Series A Preferred Stock was sold ranged between $1.25 - $3.40 per share. In accordance with EITF 98-5, as amended by EITF 00-27, because the Series A Preferred Stock was sold at a price less than market value of the underlying components of the security, a beneficial conversion to holders of the Series A Preferred Stock occurred. Accordingly, during 2002, we recorded a discount of $3.4 million within stockholders' equity and a corresponding amount to preferred stock additional paid-in-capital. The Series A Preferred Stock was convertible into common stock at the option of the holder at any time after the first anniversary date of its issuance, thus, the beneficial conversion was amortized over a one-year period and fully amortized by December 31, 2003. In conjunction with the conversion of the Series A Preferred shares during 2004, $2.2 million of previously amortized beneficial conversion was reclassified from preferred stock additional paid-in-capital to common stock additional paid-in capital.

      Series B Preferred Stock

      On April 16, 2003, we sold to one investor 10 units, each consisting of 100,000 shares of non-voting 25% Series B Preferred Stock, 100,000 Series D Warrants, and 100,000 Series E Warrants, convertible into 1,000,000 shares of Series B Preferred Stock at $1.00 per share, 1,000,000 Series D Warrants at an exercise price of $1.30 per share, and 1,000,000 Series E Warrants at an exercise price of $1.60 per share, generating cash proceeds of $875,000, net of cash offering costs of $125,000. The combined fair value at the date of grant of the Series D and Series E Warrants using the Black-Scholes option-pricing model was $62,000.

      The holder of the Series B Preferred Stock is entitled to a one-time a dividend at a rate of 25% per annum, payable in cash or common stock on the one-year anniversary of the issuance date with no obligation to pay dividends thereafter. Unpaid and/or undeclared dividends are cumulative. The total amount of dividends not declared at December 31, 2003 was $177,000 (or $0.01 per common share) and would total $250,000 on an annual basis (or $0.01 per common share). Each share of Series B Preferred Stock is convertible into one share of common stock at the option of the holder at any time after the first anniversary of the date of issuance. In connection with this offering, 200,000 Series D Warrants with an exercise price of $1.30 per share (fair value of $8,086) and a cash commission equal to 12.5% of the proceeds (or $125,000) were paid to the stockholder to facilitate the transaction, thus increasing the total offering costs to $133,086. The Series B Preferred Stock has no voting rights, liquidation preferences, or protective provisions.

      In April 2004, 250,000 additional shares of Series B Preferred Stock valued at $250,000 were issued in satisfaction of dividends owed to the holder of the Series B Preferred Stock. Simultaneously, all 1,250,000 shares of Series B Preferred Stock were converted into 1,250,000 shares of common stock.

      Series C Preferred Stock

      On July 9, 2003, we sold to one investor five units, each consisting of 100,000 shares of non-voting 50% Series C Preferred Stock, 100,000 Series D Warrants, and 100,000 Series E Warrants, aggregating 500,000 shares of Series C Preferred Stock at $1.00 per share, 500,000 Series D Warrants at an exercise price of $1.30 per share, and 500,000 Series E Warrants at an exercise price of $1.60 per share, generating cash proceeds of $438,000, net of cash offering cost of $63,000. The combined fair value at the date of grant of the Series D and Series E Warrants using the Black-Scholes option-pricing model was $242,000.

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

      The holder of the Series C Preferred Stock is entitled to a two-time dividend at the rate of 50% per annum, payable in cash or common stock on the first and second anniversary of the issuance date with no obligation to pay dividends thereafter. Unpaid and/or undeclared dividends are cumulative. The total amount of dividends not declared at December 31, 2004 was $370,000... Each share of Series C Preferred Stock is convertible into one share of common stock at the option of the holder at any time after the first anniversary of the date of issuance.

      In connection with this offering, 250,000 Series D Warrants with an exercise price of $1.30 per share (fair value of $72,000), a cash commission equal to 12.5% of the proceeds (or $63,000), 63,000 shares of common stock (fair value of $74,000, or $1.18 per share), and an option to acquire 63,000 shares of common stock exercisable at $1.00 per share (fair value of $26,000) were granted, paid, or issued to a stockholder to facilitate the transaction, thus increasing the total offering costs to $234,000. The Series C Preferred Stock has no voting rights, liquidation preferences, or protective provisions.

      The market value of our common stock on the date the Series C Preferred Stock was sold was $1.18 per share. In accordance with EITF 98-5, as amended by EITF 00-27, because the Series C Preferred Stock was sold at a price less than market value of the underlying components of the security, a beneficial conversion to holders of the Series C Preferred Stock occurred. Accordingly, during 2003, we recorded a discount of $253,000 within stockholders' equity and a corresponding amount to preferred stock additional paid-in-capital. The Series C Preferred Stock is convertible into common stock at the option of the holder at any time after the first anniversary date of its issuance, thus the beneficial conversion is amortized over a one-year period. The entire $253,000 balance was amortized during 2004 and 2003.

      Series D Preferred Stock

      On August 20, 2003, concurrent with the ENI Acquisition, we sold to a single investor 1,000,000 shares of Series D Preferred Stock at $1.00 per share, generating cash proceeds of $815,000, net of cash offering costs of $185,000. Each share of Series D Preferred Stock is convertible into one share of common stock at the option of the holder at any time.

      The market value of our common stock on the date the Series D Preferred Stock was sold was $1.37 per common share. In accordance with EITF 98-5, as amended by EITF 00-27, because the Series D Preferred Stock was sold at a price less than market value of the underlying components of the security, a beneficial conversion to holders of the Series D Preferred Stock occurred. Accordingly, during 2003 we recorded a discount of $370,000 within stockholders' equity and a corresponding amount to preferred stock additional paid-in-capital. The Series D Preferred Stock is convertible into common stock at the option of the holder at any time, thus the beneficial conversion was recorded as a dividend upon issuance.

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

      4.    Redemption. We have no rights to redeem the Series D Preferred
            Stock.

      5. Conversion. The holders of Series D Preferred Stock have the right to convert into common stock, at any time. Each share of Series D Preferred Stock is convertible into one share of common stock subject to adjustment for declared and unpaid dividends, stock dividends, combinations, splits, recapitalization, and the like with respect to such shares. The conversion price is initially set at $1.00. The conversion price may be decreased at the end of two years if the common stock is trading at a price below the conversion price then in effect. The floor for such adjustment is $0.25 per share. The conversion price of the Series D Preferred Stock may also be reduced in certain situations if we issue additional options, warrants, or rights to purchase common stock at a price below the conversion price of the Series D Preferred Stock. In such event, the conversion price will be decreased by multiplying the conversion price then in effect by a fraction of which (i) the numerator will be the number of outstanding shares of common stock on the date of issuance of the rights plus the number of shares of common stock which could be purchased at the then conversion price from the aggregate offering price of the rights and (ii) the denominator will be the shares of common stock outstanding on the date of issuance of the rights plus the number of shares of common stock so offered for subscription or purchase pursuant to such rights.

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

      6. Protective Provisions. So long as any shares of Series D Preferred Stock are outstanding, we may not, without the prior affirmative consent or vote of the holders of at least two thirds of the outstanding shares of the Series D Preferred Stock:

            a. authorize, create, designate, establish or issue shares of, any class or series of capital stock ranking senior to or on parity with the Series D Preferred Stock or reclassify any shares of common stock into shares having any preference or priority as to dividends or assets superior to any such preference or priority of Series D Preferred Stock; or

            b. amend, alter or repeal, whether by merger, consolidation or otherwise, our amended and restated articles of incorporation or bylaws or the resolutions contained in the certificate of designation of the Series D Preferred Stock and the powers, preferences, privileges, relative, participating, optional and other special rights and qualifications, limitations and restrictions thereof, which would adversely affect any right, preference, privilege or voting power of the Series D Preferred Stock, or which would increase the amount of authorized shares of the Series D Preferred Stock or of any other series of preferred stock ranking senior to the Series D Preferred Stock, with respect to the payment of dividends (whether or not such series of preferred stock is cumulative or non-cumulative as to payment of dividends) or liquidation.

Note 9 - Discontinued Operations

      In order to resolve certain disputes with a former employee of the COF subsidiary, on July 9, 2004, we settled all matters via an execution of a Settlement and Release Agreement (the "Agreement") calling for the settlement of all claims and the sale of certain assets and liabilities back to the previous owners of COF. As part of the Agreement, we will pay the previous owners of COF $150,000 in six equal monthly installments beginning July 2004 in exchange for the return of 2,600,000 shares of our common stock originally paid as part of the acquisition price. In addition, we will assign certain assets and the previous owners of COF will assume certain liabilities of NSI as of the effective date, the previous owners of COF will sublease the Company's facilities located in Spanish Fork, Utah for a period of one year from the effective date, and executive employment agreements with Robert Scott and James Jeppson executed as part of the COF Acquisition become null and void. Should either party fail to perform its obligations under the Agreement, certain rights and options exist allowing the parties to terminate the Agreement. During 2004, we paid $50,000 of the $150,000 required payments under the Agreement. As of November 15, 2004, we has not received the 2.6 million shares of common stock back from the previous owners of COF, accordingly we are seeking specific remedies. In September 2004, we were served with a final demand notice from the Internal Revenue Service ("IRS") related to obligations from the previous owners of COF. These amounts were the obligation of the previous owners of COF which was ratified in the Agreement. However, in order for us to avoid any future claims related to this matter, in November 2004, we entered into a settlement agreement with the IRS related to this matter and paid the remaining $100,000 obligation under the Agreement directly to the IRS. The IRS has agreed not pursue us related to this matter.

      On September 30, 2004, MAF entered into an agreement to sell all properties, rights and assets used or useful in connection with its product line, Boulder Bar. This was the primary asset in MAF. MAF received a $50,000 cash payment, a $50,000 promissory note and the purchaser has agreed to continue serving the debt obligation of approximately $435,000, which is secured by the aforementioned asset. As a result of this transaction, during 2004, the Company recorded an impairment charge related to the remaining $104,000 of intangible assets related to the MAF acquisition and a charge of $38,000 related to other MAF assets deemed to be of no remaining value.

      As of December 31, 2004, COF and MAF total net asset were ($916,000) and $189,000, respectively. For 2004 total revenues for COF and MAF were $1,060,000 and $543,000 respectively. For 2003, COF and MAF total revenues were $987,000 and $1,370,000, respectively.

Note 10 - Stock Options and Warrants

      Series A Warrants

      Series A Warrants were issued in connection with the June 2002 Series A Preferred Stock private placement. Upon conversion of every five shares of Series A Preferred Stock into common stock, we will grant one Series A Warrant to purchase one share of our common stock, exercisable after one year from the date of grant at an exercise price of $2.00 per share and expiring on the second anniversary of the date of grant. The exercise price of the warrants is subject to adjustment for stock splits, dividends, reclassifications, and other adjustments.

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

      Upon conversion of the 3,712,000 shares of Series A Preferred Stock and corresponding stock dividends, we will ultimately issue 859,420 Series A Warrants. During 2004, pursuant to the warrant offering in November and December 2004, one holder of the Series A warrants exercised 278,000 warrants at $0.10 per warrant resulting in gross proceeds of approximately $28,000. As of December 31, 2004, there were 582,000 Series A Warrants outstanding.

      Series B and Series C Warrants

      Series B and Series C Warrants were issued in connection with the November 2002 common stock private placement, concurrent with the MAF Acquisition. The Series B and Series C Warrants have exercise prices of $1.65 and $2.14, respectively, and may be exercised at the option of the holder at any time for a period of five years from the date of issuance. The exercise prices are subject to adjustment for stock splits, dividends, reclassifications, and other typical corporate actions. If we issue additional shares of common stock at a price less than $1.00 per share, the exercise prices of the warrants upon each such issuance will be adjusted and reset to such issuance price; however, this reset feature does not apply to the following:

      1. any stock splits, dividends, reclassifications, or similar actions, or

      2. any issuance of shares of common stock (or shares of common stock issuable upon the exercise of securities convertible into shares of common stock with an exercise price or a conversion price less than $1.00) if such securities were issued to consultants, employees, service providers, or to a third party to satisfy amounts owed; provided that we may not issue to such individuals, in any rolling 12-month period, more than 1,600,000 shares of common stock or 10% of the actual number of shares of common stock issued and outstanding (assuming the conversion of the Series A Preferred Stock) and may not issue to any one individual more than 500,000 shares of common stock.

      As long as a registration statement covering the shares underlying the warrants is effective, we may redeem any or all of the warrants, at any time, at $0.05 per warrant if:

      1. the closing price for our common stock on any 20 trading days within a period of 30 consecutive trading days ending on the date of the notice of the call has been in excess of 150% of the then effective exercise price, and

      2. no less than four of such 20 days occur during the last five trading days ending on the date of the notice of the redemption.

      As of December 31, 2004, there were 1,368,000 Series B Warrants and 1,368,000 Series C Warrants outstanding.

      Series D and Series E Warrants

      Series D and Series E Warrants were issued in connection with the April 2003 Series B Preferred Stock and July 2003 Series C Preferred Stock private placements. The Series D and Series E Warrants have exercise prices of $1.30 and $1.60, respectively, and may be exercised at the option of the holder at any time for a period of five years from the date of issuance. The exercise prices are subject to adjustment for stock splits, dividends, reclassifications, and other typical corporate actions. As of December 31, 2004, there were 1,950,000 Series D Warrants and 1,500,000 Series E Warrants outstanding.

      Series F Warrants

      Series F Warrants were issued in connection with the July 2003 amendment of one of our strategic consulting agreements. The Series F Warrants have an exercise price of $1.00 per share and may be exercised at the option of the holder at any time for a period of five years from the date of issuance. The exercise price is subject to adjustment for stock splits, dividends, reclassifications, and other typical corporate actions. As of December 31, 2004, there were 125,000 Series F Warrants outstanding.

      Series G and H Warrants

      Series G and H Warrants were issued in connection with the sale of our common stock in June and July 2004. We sold units, each unit consisting of one share of common stock, three Series G Warrants, and one Series H Warrant, aggregating 3,900,000 shares of common stock at $0.25 per share, 11,700,000 Series G Warrants at an exercise price of $0.25 per share, and 3,900,000 Series H Warrants at an exercise price of $0.25 per share, generating cash proceeds of $772,000, net of cash offering costs of $125,000. In addition, 265,000 shares of common stock and 1,950,000 warrants, with a combined fair market value at the date of issuance of $549,000 were issued to financial advisors to facilitate the transaction, thus increasing the total offering costs to $599,000.

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

      In December 2004, the holders of the G warrants exercised their right to convert the warrant in 5.8 million shares of our common stock. As of December 31, 2004, no G warrants and 3.9 million H warrants were outstanding. We received no consideration related to the G warrant conversion into our common stock.

      Other Warrants

      In connection with the Bridge Notes and Senior Secured Notes (see Note 6) during 2003, we granted note holders an aggregate of 9,706,000 warrants at original exercise prices that ranged from $1.00 to $1.50 per share. The warrants may be exercised immediately, expire on the fifth anniversary of the date of issuance, and the exercise price is subject to adjustment for stock splits, dividends, reclassifications, and other typical corporate actions.

      Additionally, we granted 174,000 warrants to financial advisors associated with the issuance of the Bridge Notes. Financial advisors associated with the Secured Notes were granted 558,000 warrants.

      In conjunction with warrant exercises in November and December of 2004, 6,560,000 of these warrants were exercised at $0.10 per warrant generating gross cash proceeds of $660,000. The holders of each exercised warrant will receive a new warrant with an exercise price of $0.10. In conjunction with this offering, we paid to financial advisors to help facilitate the transaction $64,000 in cash consideration and will issue 656,000 new warrants with an exercise price of $0.10. Effectively, we sold common stock for $0.10 per share and extend the terms of the warrants.

      In aggregate, as of December 31, 2004, there were 11,210,000 of these warrants outstanding.

      Stock Option Plans

      On August 1, 2001, the Board of Directors adopted our 2001 Stock Option Plan pursuant to which incentive stock options or non-statutory stock options to purchase up to 2,500,000 shares of common stock can be granted to employees, officers, directors, consultants, and independent contractors and other service providers.

      On May 3, 2002, the Board of Directors adopted our 2002 Stock Option Plan pursuant to which incentive stock options or non-statutory stock options to purchase up to 2,000,000 shares of common stock can be granted to employees, officers, directors, consultants, independent contractors, and other service providers.

      On a combined basis, the plans had 437,000 and 3,831,000 options outstanding at December 31, 2004 and 2003, respectively, with exercise prices ranging from $0.65 to $1.00. At December 31, 2003, there were an aggregate of 3,600,000,517 options available under the plans for future grant.

      Options and Warrants Issued for Services

      In order to fund operating activities, we, from time to time, grant options or warrants to purchase common stock in lieu of cash in consideration for consulting, investment banking, or other services rendered, compensation, release of debt, and various other claims that parties may have against us. We granted options and warrants to purchase common stock during the years ended December 31, as follows:

                              2004                                             2003
            --------------------------------------           --------------------------------------
            Number                                            Number
            Granted    Fair Value   Exercise Price            Granted   Fair Value    Exercise Price
            -------    ----------   --------------            -------   ----------    --------------
Options     150,000  $      88,500      $0.65                  40,000  $      16,000       $1.40
Warrants    300,000        181,000   $0.25-$1.30              743,000        444,000       $1.00
            ----------------------                            ----------------------
            450,000  $     269,500                            783,000  $     460,000
            ----------------------                            ----------------------

      The fair value of certain of these options and warrants are being amortized over their respective vesting periods, which range from zero to 36 months. For the years ended December 31, 2004 and 2003, $185,000 and $708,000 was amortized to expense, respectively. The fair value of unamortized options and warrants issued for services at December 31, 2004 and 2003 was $122.000 and $207,000, respectively.

      During June and July 2004 in connection with the common stock offering, we granted an aggregate of 2,000,000 warrants to acquire common stock to investment advisors with an exercise price of $1.25 per share. Additionally, during 2004, we issued 300,000 warrants to acquire common stock with exercise prices that ranged from $0.89 to $1.30 per share to various advisors.

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

      In 2004, we granted 150,000 options to an advisor to purchase common stock at an exercise price of $0.65 per share.

      Per FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation," a non-cash charge to expense is required if the price of our common stock on the last trading day of a reporting period is greater than the exercise price of certain stock options and warrants issued. The requirements of FIN No. 44 may also result in a credit to expense to the extent that the trading price declines from the trading price as of the end of the previous reporting period, provided however that a credit is not recorded to the extent our common stock trades below the exercise price of the options or warrants. In accordance with FIN No. 44, we adjust expense upward or downward on a monthly basis based on the trading price at the end of each period. As a result, we recorded expense of $255,000 during the year ended December 31, 2003, which represents the fair value of the effective re-pricing of the options using the Black-Scholes option-pricing model at the date of the amendments. Due to a decline in the trading price of the Company's common stock, there was a reduction in personnel costs of $1,755,000 for the adjustments of the variable award in the year ended December 31, 2004.

      Options and Warrants Issued to Employees

      During 2004, we granted 80,000 warrants with an exercise price of $0.54 per share to several employees

      In accordance with FIN No. 44, we adjust expense upward or downward on a monthly basis based on the trading price at the end of each period. As a result, we recorded a net credit to compensation expense of approximately $1,755,000 during the year ended December 31, 2004.

      During August 2003, concurrent with the ENI Acquisition and the Series D Preferred Stock private placement, we executed a second amendment to the Officer Warrants that provided for the granting of an additional 5,000,000 warrants with an exercise price of $0.01 per share and eliminated the full-ratchet dilution provision, as defined. The new warrants were 100% vested on the date of grant and had a fair value of $6.8 million, which was charged to compensation expense during the year ended December 31, 2003.

      In July 2002, we granted 30,000 options to an employee with an exercise price of $2.40, vesting quarterly over a three-year period commencing October 17, 2002. The options were cancelled in 2002.

      In January 2002, we issued 125,000 options to an employee under our 2001 Stock Option Plan. The options have an exercise price of $1.00 per share, expire in four years, and vest quarterly, 40,000 in the first year, 45,000 in the second year, and 40,000 in the third year. The fair value of the options using the Black-Scholes option-pricing model was determined to be zero.

      Summary of Options and Warrants

      A summary of stock option activity for the years ended December 31 is as follows:

                                                      2004                        2003
                                            -------------------------------------------------------
                                                           Weighted                    Weighted
                                                            Average                     Average
                                               Shares    Exercise Price    Shares    Exercise Price
                                               ------    --------------    ------    --------------
      Outstanding at beginning of period       3,039,000     $ 0.93       3,385,000      $ 0.87
      Granted                                    375,000     $ 0.59         654,000      $ 1.21
      Cancelled                               (2,750,000)    $ 0.91              --          --
      Exercised                                 (263,000)    $ 0.10      (1,000,000)     $ 0.35
                                            ------------               ------------
      Outstanding at end of period               401,000     $ 0.87       3,039,000      $ 0.93
                                            ------------               ------------

      Exercisable at end of period               339,000     $ 0.77       1,764,000      $ 1.10
                                            ============               ============

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

                                     Options Outstanding                             Options Exercisable
                        ---------------------------------------------       -----------------------------------
                                           Weighted
                                           Average          Weighted                                  Weighted
                                          Remaining          Average                                   Average
  Range of Exercise        Shares        Contractual        Exercise                                  Exercise
        Prices          Outstanding          Life             Price          Shares Exercisable         Price
---------------------------------------------------------------------       -----------------------------------
    $0.35 - $1.00          401,000           3.9              $0.87                 339,000             $0.91
    $1.40 - $1.50               --            --                 --                      --                --
    $2.00 - $3.00               --            --                 --                      --                --
                        ---------------------------------------------       -----------------------------------
                           401,000                                                  339,000
                        --------------                                      -------------------

A summary of warrant activity for the years ended December 31 is as follows:

                                                 2004                       2003
                                      --------------------------------------------------
                                                     Weighted                    Weighted
                                                      Average                     Average
                                                     Exercise                    Exercise
                                         Shares        Price         Shares        Price
      Outstanding at beginning
        of period                       26,475,000     $ 0.91       7,775,000     $ 1.32
      Granted                           25,196,000     $ 0.22      18,730,000     $ 0.87
      Cancelled                                 --         --              --         --
      Exercised                        (19,856,000)    $ 0.10         (30,000)    $ 0.01
                                      ------------               ------------
      Outstanding at end of period      31,815,000     $ 0.46      26,475,000     $ 0.91
                                      ------------               ------------

      Exercisable at end of period      31,815,000     $ 0.46      25,538,000     $ 0.91
                                      ------------               ------------

Information about warrants outstanding at December 31, 2004 is as follows:

                                  Warrants Outstanding& Exercisable
                           ---------------------------------------------
                                            Weighted
                                             Average            Weighted
        Range of                            Remaining            Average
        Exercise              Shares       Contractual          Exercise
         Prices            Outstanding         Life              Price
         ------            -----------         ----              -----

     $0.01 - $0.35          26,218,000         4.10              $0.13
     $0.54 - $1.00           1,015,000         2.98              $0.95
     $1.30 - $1.65           4,000,000         3.52              $1.43
     $2.00                     582,000         2.42              $1.43
                         ------------
                            31,815,000         4.00              $0.35
                         ------------

Note 11 - Income Taxes

Components of the deferred tax asset (liabilities) as of December 31 are as follows:

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

                                              2004             2003
                                          ------------     ------------
      Net operating loss carryforwards    $ 10,140,000     $  6,362,000
      Deferred compensation                  3,297,000        3,108,000
      Prepaids                                 161,000                0
      Inventories                              130,000                0
      Amortizable intangibles                8,024,000        1,079,000
      Other temporary differences               58,000           61,000
                                          ------------     ------------
                                            21,810,000       10,610,000
      Less valuation allowance             (21,810,000)     (10,610,000)
                                          ------------     ------------
                                          $         --     $         --
                                          ============     ============

      Net operating loss carry forwards are available to reduce future taxable income. However, a change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our U.S. net operating loss carry forwards. Additionally, because federal tax laws limit the time during which the net operating loss carry forwards may be applied against future taxes, if we fail to generate taxable income prior to the expiration dates, we may not be able to fully utilize the net operating loss carry forwards to reduce future income taxes.

      As we have had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2004 and 2003. During the year ended December 31, 2004, a current income tax benefit of $3,778,000 was offset by an equal deferred income tax provision primarily related to the increase in the valuation allowance. The valuation allowance increased $11,200,000 during 2004 due to our current period net loss. Due to this increase in the valuation allowance, the effective tax rate has been reduced to 0% for the years ended December 31, 2004 and 2003. As of December 31, 2004, we had net operating loss carry forwards for federal income tax reporting purposes of approximately $28,158,000 which expire through 2024. The utilization of such operating losses may be limited.

                                        2004                        2003
      Federal statutory rates      -34%     $ (9,578,000)      -34%     $ (9,498,000)
      State                         -6%       (1,690,000)       -6%       (1,676,000)
      Valuation allowance           40%           67,000        40%       11,174,000
      Other                          --       11,201,000         --               --
                                 ------     ------------     ------     ------------
         Effective rate              0%     $         --         0%     $         --
                                 ======     ============     ======     ============

Note 12 - Related Party Transactions

      From time to time, we engage our directors, shareholders, or other related parties for consulting services related to investment, acquisition, or other activities in the normal course of business. We believe that all of these transactions are conducted at an "arms-length." Fair market value of securities issued in these transactions, including stock, options, and warrants, is listed below where applicable and calculated using the Black-Scholes Pricing Model as of the date of issuance or grant.

      Officers and Directors

      During 2004, we issued 165,000 and 75,000 shares of restricted common stock to Michael Cardamone and D. Clay Coffeen, respectively, in exchange for director services for a combined fair market value of $47,000.

      During 2004, $35,000 was either paid directly or amounts paid on behalf of Mr. Hannah, our Chairman. These amounts were paid for services requested by management that were deemed outside the scope of his role as Chairman.

      In connection with the departure of the former Chairman and Chief Executive Officer in January 2004, we executed a severance agreement that provides for cash payments of $244,000 ($119,000 due within eight days of execution, $20,000 due on each first day of July, August, and September 2004, and $22,000 due on each first day of October, November, and December
      2004) and 600,000 shares of the Company's common stock, valued at $498,000, due within eleven days of execution and included in a pending Registration Statement initially filed January 14, 2004. In addition, we agreed to continue to pay Mr. Edson's medical benefits until the earlier of (i) July 31, 2005, or (ii) the date he becomes eligible to be covered under another program. However, due to certain differences between the parties, in August 2004, the parties agreed that we would issue 100,000 shares of our common stock in exchange for complete settlement of the severance agreement. As of September 30, 2004, we had no further obligations to Mr. Edson.

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

      In March and April 2004, we transacted a common stock private placement (see Note 6) for which finder's fees of 8% in cash and 8% in common stock were authorized to various parties to facilitate the transaction. We paid $21,000 in cash and issued 20,800 shares of common stock, valued at $17,000, to a company whose principal is our former Chief Executive Officer and Chairman for such services. In addition, 110,000 of the 510,000 common shares issued to investors in this private placement, valued at $110,000, were family members of our former Chief Executive Officer and Chairman.

      Shareholders

      We are party to two voting agreements as follows:

      MAF Voting Agreement. In connection with our November 2002 MAF Acquisition, we entered into a stockholders' agreement with Stuart A. Benson, Donald C. Hannah, Bradley D. Edson, Martin Gerst, William Coppel, Phil Maffetone, Kenneth Martin, Leslie C. Quick, III, and Thomas C. Quick (the "MAF Voting Agreement"). Pursuant to the MAF Voting Agreement:

      o for so long as Messrs. Edson, Benson, Hannah and Gerst beneficially own an aggregate of at least 65% of the shares of common stock held by them on the date of the agreement, they will be entitled to nominate and have elected four directors acceptable to them in their sole discretion; and

      o for so long as Messrs. Coppel, Maffetone, Quick and Quick beneficially own an aggregate of at least 65% of the shares of common stock held by them on the date of the agreement, they will be entitled to nominate and have elected three Directors.

      Each of the parties to the MAF Voting Agreement has agreed to vote the shares of common stock beneficially owned by them on the date of the agreement in favor of the other group's nominees. Each of the parties have further agreed that they will vote in favor of the other parties' nominee or nominees, and will not take any action, or cause us to take any action, to remove, with or without cause, a Director nominated by any of the parties. Because Messrs. Coppel, Maffetone, Quick, and Quick do not still beneficially own the required 65%, they no longer have the right to nominate and have elected any Directors.

      ENI Voting Agreement. In connection with our August 2003 ENI Acquisition, we entered into a stockholders' agreement with Stuart A. Benson, Donald C. Hannah, SkyePharma PLC, Stephen Morris, and Fifth Avenue Capital, Inc. (the "ENI Voting Agreement"). Pursuant to the ENI Voting Agreement, as amended:

      o for so long as Messrs. Benson and Hannah (the "Founders") beneficially own an aggregate of at least 65% of the shares of common stock owned by them on the date of the agreement, they will be entitled to nominate three directors;

      o for so long as Stephen Morris and Fifth Avenue Capital beneficially own an aggregate of at least 65% of the shares of common stock owned by them on the date of the agreement, they will be entitled to nominate one director; and

      o for so long as SkyePharma beneficially owns an aggregate of at least 65% of the shares of common stock owned by it on the date of the agreement, it is entitled to nominate one director.

      Each of the parties to the ENI Voting Agreement has agreed to vote the shares of common stock beneficially owned by them on the date of the agreement in favor of the other group's nominees. Each of the parties have further agreed that they will vote in favor of the other parties' nominee or nominees, and will not take any action, or cause us to take any action, to remove, with or without cause, a Director nominated by any of the parties.

      We have a consulting arrangement with Stephen Chen, Chairman and Chief Executive Officer of Strong International, Inc., the sole shareholder of the outstanding Series C Preferred Stock, to assist in creating strategic alliances in China. During 2004, we paid Mr. Chen $19,000 related to such matters. In 2004, 250,000 additional shares of Series B Preferred Stock valued at $250,000 were issued in satisfaction of dividends owed to the holder of the Series B Preferred Stock. Simultaneously, all 1,250,000 shares of Series B Preferred Stock converted into 1,250,000 shares of common stock. Additionally, Mr. Chen participated in the November and December warrant offering and exercised 612,000 warrants to purchase our common stock at an exercise price of $0.10 per warrant.

      We have several agreements with HCFP/Brenner Securities, LLC ("Brenner"), a stockholder, to provide consulting, investment, or financial services. During 2004, the following amounts were paid to Brenner in exchange for such services:

                               VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

                                                      Options & Warrants
                                                      ------------------
                                                                                  Fair Market
                                                                    Exercise        Value of
        Matter                Cash       Stock        Number          Price        Securities
        ------                ----       -----        ------          -----        ----------
Consulting Services         $    --     300,000            --          N/A          $135,000
Investment Services         $19,000          --      2,141,000    $0.10 - $0.25     $266,000

      We have several agreements with Atlas Capital Services, LLC ("Atlas") to provide consulting, investment, or financial services, including the valuation related to the ENI Acquisition.

             We have several agreements with Sloan Securities Corp ("Sloan") to provide consulting, investment, or financial services. During 2004, the following amounts were paid to Sloan (or its designees) in exchange for such services:

                                                    Options & Warrants
                                                    ------------------
                                                                             Fair Market
                                                               Exercise       Value of
         Matter             Cash        Stock        Number      Price       Securities
         ------             ----        -----        ------      -----       ----------
Investment Services        $45,338         --       453,000      $0.10        $59,000

Note 13 - Subsequent Events

      Executive Management

      On February 15, 2005, Vital Living, Inc. (the "Company") entered into an employment agreement dated as of January 1, 2005 with Stuart Benson providing for the employment of Mr. Benson as the Company's President and Chief Executive Officer. On February 15, 2005, the Company entered into an employment agreement dated as of January 1, 2005 with Gregg A. Linn providing for the employment of Mr. Linn as the Company's Chief Financial Officer. The employment agreements have initial terms of three years each, and are both subject to automatic renewal for successive one-year periods.

      Mr. Benson's employment agreement provides for Mr. Benson to receive an annual base salary of $220,000 from January 1, 2005 through December 31, 2005; $250,000 from January 1, 2006 through December 31, 2006; and $280,000 commencing on January 1, 2007. Mr. Linn's employment agreement provides for Mr. Linn to receive an annual base salary of $160,000 from January 1, 2005 through December 31, 2005; $180,000 from January 1, 2006 through December 31, 2006; and $200,000 commencing on January 1, 2007. Both executives will also be eligible to receive annual bonuses pursuant to the employment agreements in amounts to be determined by the Board of Directors of the Company.

      As part of their compensation packages, the Company granted to Mr. Benson and Mr. Linn, subject to the approval of the Company's stockholders at its 2005 Annual Meeting of Stockholders, options to purchase 3,000,000 shares and 2,000,000 shares, respectively, of the Company's common stock at an exercise price equal to the closing price of the Company's common stock on the date of execution of the agreements. The options vest one third on each of the first three annual anniversaries following the date of grant.