Form 10KSB/A
period 2004-12-31
VITAL LIVING INC
filed 2005-04-29
CIK 1145700

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                  Form 10-KSB/A
                                 Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                          Commission File No. 000-33211


                               VITAL LIVING, INC.
 ------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Nevada                                    3652                                 88-0485596
  -------------------------------            ----------------------------                  ----------------
  (State or other jurisdiction of            (Primary Standard Industrial                  (I.R.S. Employer
   incorporation or organization)            Classification Code Number)                  Identification No.)

                        5080 North 40th Street, Suite 105
                           Phoenix, Arizona 85018-2147
                                 (602) 389-8600
      ---------------------------------------------------------------------
       (Address, including zip code, and telephone number, including area code,
                  of registrant's principal executive offices)


      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

      State issuer's revenues for the most recent fiscal year: $ 4,161,000

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sales price as reported by the OTC bulletin board March 17, 2005: $ 10,552,000

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 101,068,713 shares of Common Stock, $ 0.001 Par Value, as of March 17, 2005.

                               VITAL LIVING, INC.

                          ANNUAL REPORT ON FORM 10-KSBA
                                 Amendment No. 1
                   For the Fiscal Year Ended December 31, 2004

                                TABLE OF CONTENTS

                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........  1

ITEM 10.      EXECUTIVE COMPENSATION......................................  4

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS..............  8

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............  10

ITEM 13.      EXHIBITS...................................................  10

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................  11

SIGNATURES ..............................................................  16

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................F-1

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

      The following table sets forth certain information regarding our directors and officers:


Name                             Age        Position
----                             ---        --------
Donald C. Hannah  ............   72         Chairman of the Board

Stuart A. Benson  ............   51         Chief Executive Officer, President, and Director

Gregg A. Linn     ............   42         Chief Financial Officer

David Allen       ............   62         Director

Michael Ashton    ............   57         Director

Carson E. Beadle  ............   70         Director

Michael Cardamone ..........     57         Director

D. Clay Coffeen   ............   38         Director

      Donald C. Hannah has been our Chairman of the Board since January 2004 and has been a member of our Board of Directors since June 2002. In 1957, he assumed control of Hannah Marine Company and has since helped turn it into a worldwide marine shipping organization and the largest tugboat and barge company operating on the Great Lakes. In 1986, Mr. Hannah founded US Auction, Inc., which subsequently became affiliated with Merrill Lynch Realty in 1988. Mr. Hannah thereafter served as President and Chief Executive Officer of the Merrill Lynch Realty Auction Division until November 1989. In 1989, The Prudential Insurance Company of America acquired Merrill Lynch Realty along with the Auction Division. Mr. Hannah is Chairman and Chief Executive Officer of US Properties, which he formed in 1992 and which presently conducts real estate auctions and often assists in structuring financing of real estate projects. Mr. Hannah was a finalist for Inc. Magazine's "Entrepreneur of the Year Award" in 1992.

      Stuart A. Benson has been our Chief Executive Officer since January 2004 and our President and Secretary since March 2002. Mr. Benson also served as our Vice Chairman of the Board of Directors from March 2002 through January 2004 and our Executive Vice President from June 2001 until March 2002. From March 1997 until June 2001, Mr. Benson served as Chairman of the Board and Chief Executive Officer of Custom Food Concepts, Inc., a privately held company that operated a chain of restaurants in southern California. He has also served in both public and private companies as Chief Executive Officer and Chairman of the Board, including such companies as The Great Earth Vitamin Store chain and Nathan's Famous Inc., where he served as their Chairman of the Executive Committee, Chairman of the Board, President, and Chief Executive Officer. He is a member of UJA and ADL, sponsor of CBA (Caring for Babies with Aids), past Chairman of the 5 Towns United Fund Red Feather Ball, and has successfully organized numerous functions for the Reno, Nevada chapter of the Make A Wish Foundation. In May 2002, Mr. Benson filed for personal bankruptcy, primarily as a result of federal tax liens relating to certain real estate syndication activities in the 1980's. These liens relate to approximately $900 million of recaptured phantom income attributable to Mr. Benson and his affiliates, as the general partner of various real estate syndication programs and partnerships, as well as $900,000 of other claims and judgments. In 1995, other IRS liens, relating to similar real estate syndication activities, were discharged by Mr. Benson in a prior personal filing under Chapter 7. The current bankruptcy filing is unrelated to Mr. Benson's activities with us, and we do not believe that this filing will impact Mr. Benson's ability to perform his duties as an officer and director in any material fashion.

      Gregg A. Linn has been the Chief Financial Officer of our company since August 2004. Mr. Linn served as the President of Red Rock Management, LLC, a private consulting firm located in Scottsdale, Arizona, from July 2001 to August 2004. Mr. Linn served as the Chief Financial Officer of DNA Model Management, LLC, a private fashion/entertainment company located in New York, from September 1994 to June 2001. From October 1993 to August 1994, Mr. Linn served as the Chief Financial Officer of Skyline Multimedia Entertainment, Inc., a Nasdaq Small-Cap company that operates the New York Skyride, a simulator attraction located in the Empire State Building in New York City.

      David Allen has been a member of our Board of Directors since August 2003. Mr. Allen has served as managing director of Investment Information Services, Ltd., a United Kingdom limited company providing fundamental and technical research to several private banks in London and a group of high net-worth investors in the United Kingdom and the United States, since January 1990. Mr. Allen has also served as president of Investment Information Services Inc., a registered investment advisor in Colorado that provides fundamental and technical research to hedge funds and accredited investors, since 1999.
Additionally, Mr. Allen has served as the investment consultant to US Tax and Financial Services, Ltd., a firm of accountants and lawyers in London, since 1989.

      Michael Ashton has been a member of our Board of Directors since January 2004. Mr. Ashton's career of over 31 years has been dedicated to the pharmaceutical industry. Mr. Ashton has been chief executive officer of SkyePharma since November 1998 and a member of its board of directors since March 1997. He is also a director of Transition Therapeutics, Inc., a Toronto Stock Exchange-listed biopharmaceutical company developing therapeutics for the treatment of multiple sclerosis, diabetes and restenosis, and Astralis Limited, a public biotechnology company.

      Carson E. Beadle has been a member of our Board of Directors since October 2002. Mr. Beadle has been the President of Carson E. Beadle, Inc., a strategic-planning consulting firm in New York, since April 1998. From September 1959 until April 1998, Mr. Beadle was affiliated with the Marsh & McLennan Companies where he served as a member of the board of directors of William M. Mercer, Inc., a subsidiary of Marsh & McLennan. As a senior partner in the Mercer division, he was responsible for the consulting practices of New York and Eastern Canada as well as other corporate functions, with a focus on employee benefits for large employers and strategic decision-making. Mr. Beadle originated the "flexible benefits" concept in Canada and the "total benefits strategic decision-making" concept in the United States. Mr. Beadle has given testimony before Senate Finance, House Ways & Means and other government committees. He is the author of over 100 articles appearing in The Wall Street Journal, the New England Journal of Medicine, Fortune, the New York Times, and many management and health publications in the United States and Canada. He is Chairman and Co-founder of The Health Project, the White House-supported organization that presents the annual C. Everett Koop National Health awards. He is also one of the founding directors of the Health Enhancement Research Organization of Birmingham. Mr. Beadle has been a member of the Board of Directors of Security Mutual Life Insurance Company of New York since 1995 and National Security Life and Annuity Company since 2001.

      Michael Cardamone has served as a member of our Board of Directors since September 2004. Mr. Cardamone has served as a private financial advisor since 1974. He has also served as a director of Accommodations Plus Inc., a company that provides and arranges for hotel reservations, since June 1996. In 1978, Mr. Cardamone founded M.J. Originals Dresses, a clothing producer, and served as its Chief Financial Officer until May 1995.

      D. Clay Coffeen has served as a member of our Board of Directors since September 2004. Mr. Coffeen has served as a financial consultant for RBC Dain Rauscher since June 1999. From May 1997 to June 1999, Mr. Coffeen served as a financial consultant to Morgan Stanley. Prior to this, Mr. Coffeen was a professional golfer. Mr. Coffeen is the Arizona Chairman for New Century Project, which is a grass roots political organization.

Information Relating to Corporate Governance and the Board of Directors

      Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Messrs. Hannah, Allen, Ashton, Beadle, Cardamone, and Coffeen are independent directors, as "independence" is defined by Nasdaq, because they have no relationship with us that would interfere with their exercise of independent judgment. Mr. Benson is an employee director.

      Our bylaws authorize our Board of Directors to appoint among its members one or more committees, each consisting of one or more directors. Our Board of Directors has established four standing committees: an Executive Committee, an Audit Committee, a Compensation Committee, and a Nominations and Corporate Governance Committee. The members of our Audit Committee, Compensation
Committee, and Nominations and Corporate Governance Committee consist entirely of independent directors.

      Our Board of Directors has adopted charters for the Audit, Compensation, and Nominations and Corporate Governance Committees describing the authority and responsibilities delegated to each committee by the board. Our Board of Directors has also adopted Corporate Governance Guidelines, a Code of Conduct, and a Code of Ethics for the CEO and Senior Financial Officers. We post on our website at wwwvitalliving.com, the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, Code of Conduct, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or Nasdaq regulations. These documents are also available in print to any stockholder requesting a copy in writing from our corporate secretary at our executive offices set forth in this proxy statement.

      We regularly schedule executive sessions at which independent directors meet without the presence or participation of management. The presiding director of such executive session generally is chaired by the Chairman of the Board or rotates among the Chairs of the Audit Committee, Compensation Committee, and the Nominations and Corporate Governance Committee.

      Interested parties may communicate with our Board of Directors or specific members of our Board of Directors, including our independent directors and the members of our various board committees, by submitting a letter addressed to the Board of Directors of Vital Living, Inc. c/o any specified individual director or directors at the address listed herein. Any such letters are sent to the indicated directors.

      The Audit Committee

      The purpose of the Audit Committee is to oversee the financial and reporting processes of our company and the audits of the financial statements of our company and to provide assistance to our Board of Directors with respect to the oversight of the integrity of the financial statements of our company, our company's compliance with legal and regulatory matters, the independent auditor's qualifications and independence, and the performance of our company's independent auditor. The primary responsibilities of the Audit Committee are set forth in its charter and include various matters with respect to the oversight of our company's accounting and financial reporting process and audits of the financial statements of our company on behalf of our Board of Directors. The Audit Committee also selects the independent auditor to conduct the annual audit of the financial statements of our company; reviews the proposed scope of such audit; reviews accounting and financial controls of our company with the independent auditor and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates.

      The Audit Committee currently consists of Messrs. Allen, Cardamone, and Hannah, each of whom is an independent director of our company under Nasdaq rules as well as under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002. The Board of Directors has determined that Mr. Hannah (whose background is detailed above) qualifies as an "audit committee financial expert" in accordance with applicable rules and regulations of the SEC. Mr. Hannah serves as the Chairman of the Audit Committee.

      The Compensation Committee

      The purpose of the Compensation Committee includes determining, or recommending to our Board of Directors for determination, the compensation of the Chief Executive Officer and other executive officers of our company and discharging the responsibilities of our Board of Directors relating to compensation programs of our company. The Compensation Committee currently consists of Messrs. Beadle, Cardamone, and Hannah, with Mr. Beadle serving as Chairman.

      The Nominations and Corporate Governance Committee

      The purposes of the Nominations and Corporate Governance Committee include the selection or recommendation to the Board of Directors of nominees to stand for election as directors at each election of directors, the oversight of the selection and composition of committees of the Board of Directors, the oversight of the evaluations of the Board of Directors and management, and the development and recommendation to the Board of Directors of a set of corporate governance principles applicable to our company. The Nominations and Corporate Governance Committee currently consists of Messrs. Allen, Cardamone, and Hannah, with Mr. Hannah serving as Chairman.

      The Nominations and Corporate Governance Committee will consider persons recommended by stockholders for inclusion as nominees for election to our Board of Directors if the names, biographical data, and qualifications of such persons are submitted in writing in a timely manner addressed and delivered to our company's corporate secretary at the address listed herein. The Nominations and Corporate Governance Committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the nominee would fill a present need on our Board of Directors. As discussed above, the members of the Nominations and Corporate Governance Committee are independent, as that term is defined by Nasdaq.

      The Board of Directors held a total of seven meetings during the fiscal year ended December 31, 2004. The Audit Committee met separately at four meetings during the fiscal year ended December 31, 2004. The Compensation Committee held a total of one meeting during the fiscal year ended December 31, 2004. The Nominations and Corporate Governance Committee did not meet during the fiscal year ended December 31, 2004. Each of our directors attended at least 75% of the aggregate of (1) the total number of meetings of our Board of Directors held during fiscal 2004, and (2) the total number of meetings held by all committees of our Board of Directors on which such person served during fiscal 2004.

      The Executive Committee

      The Executive Committee has all powers of the Board of Directors between meetings of the board, subject to applicable law. The members of the Executive Committee are Messrs. Hannah, Beadle, Cardamone and Benson, with Mr. Beadle serving as Chairman.

      Director Compensation

      We grant our non-employee directors and members of our Audit, Compensation, Nominations and Corporate Governance Committees a one-time grant of shares of restricted common stock, a portion of which vest immediately upon election to our board of directors with the balance vesting in equal installments over the following two years provided they remain members of our Board of Directors. We also pay our non-employee directors $1,400 per day for those days that they assist us in activities that are beyond their board-related responsibilities.

      Compensation of Executive Officers

      The following table sets forth for the last three fiscal years the total compensation for services in all capacities as received by our Chief Executive Officer and other executive officers whose aggregate compensation exceeded $100,000 for our 2004 fiscal year.


                           SUMMARY COMPENSATION TABLE

                                                                                       Long-Term
                                                                                      Compensation
                                                                                    -----------------
                                                                                         Awards
                                                                                    -----------------
                                               Annual Compensation(1)                  Securities           All Other
                                     -------------------------------------------       Underlying         Compensation
  Name and Principal Position         Year         Salary ($)       Bonus ($)        Options (#)(2)          ($)(3)
----------------------------------   -------       ------------    -------------    -----------------    ----------------
Stuart A. Benson.................      2004         $180,469         $    --                  --         $    10,336
  Chief Executive Officer,             2003          156,153                           5,000,000(2)               --
  President, Secretary, Director       2002           51,667         120,000(1)        1,340,000(2)           37,000(4)

                                                                     150,000(3)
Mitch Feinglas...................      2004         $126,669         $    --                  --         $     2,500
  Former Chief Operating Officer       2003                -              --             100,000(5)          116,680(4)
                                       2002                -              --                  --                  --

Bradley D. Edson.................      2004         $100,555              --                  --         $     1,163
  Former Chairman and Chief            2003          215,211          50,000           1,300,000(6)               --
  Executive Officer                    2002          179,468              --                  --              26,500(7)


--------------

(1) Represents bonus paid to Mr. Benson for successful consummation of various acquisitions

(2) In connection with the execution of Mr. Benson's original employment agreement, we granted Mr. Benson a warrant to purchase 1,340,000 shares of common stock at an exercise price of $1.50 per share. In April 2003, we amended the warrant to lower the exercise price to $0.01 per share and to extend the expiration date to March 31, 2008. In August 2003, as a condition to the consummation of our ENI Acquisition, the warrant was again amended to increase the total number of shares of common stock purchasable under the warrant to 6,340,000 shares, or an additional 5,000,000 warrants, 30,000 of which were exercised in 2003. Cumulative compensation expense of $1,526,461 related to repricing and amendments of the warrants was recorded in 2003. Compensation expense of $6,800,000 was recorded in August 2003 as a result of the new warrants.

(3) Represents signing bonuses paid to Mr. Benson executed as part of his original employment agreement.

(4)   Represents payments for consulting services provided to us.

(5)   In  connection   with  a  consulting   agreement  and  services   provided
      thereunder, an entity related to Mr. Feinglas received on his behalf 100,000 shares restricted common stock valued at $134,000.

(6) In connection with the ENI Acquisition, Mr. Edson received 1,300,000 shares of common stock valued at $1,781,000.

(7) This amount represents amounts that were paid by us for the benefit of entities controlled by Mr. Edson.

(8)   Represents accrued salary that was subsequently paid in 2002.

(9) In connection with the execution of Mr. Edson's employment agreement, we granted Mr. Edson a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.35 per share. These warrants expired on September 30, 2004.


Option Grants

      We did not grant any stock options to any director or executive officer during 2004.

Option Exercises and Option Holdings

      The following table describes, for the named executive officers, the number of shares acquired and the value realized upon exercise of stock options during fiscal 2004 and the exercisable and unexercisable options held by them as of December 31, 2004.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                 Number of Securities                Value of Unexercised
                                                                Underlying Unexercised             In-The-Money Options at
                               Shares           Value        Options at April 27, 2005 (#)          April 27, 2005 ($) (1)
                            Acquired on       Realized       ------------------------------    ---------------------------------
                            Exercise (#)         ($)         Exercisable     Unexercisable     Exercisable       Unexercisable
                            -------------    ------------    ------------    --------------    -------------     ---------------
Stuart A. Benson..........        0          $         0       4,950,000               0       $  396,000        $          0

Bradley D. Edson..........    765,100        $   749,798               0               0       $        0        $          0

---------------

(1) Calculated based upon the April 27, 2005, OTCBB closing price of $0.09 per share, multiplied by the number of shares held, less the aggregate exercise price for such shares.

Employment Agreements

      On February 15, 2005, we entered into an employment agreement dated as of January 1, 2005 with Stuart Benson providing for the employment of Mr. Benson as the President and Chief Executive Officer of our company. On February 15, 2005, we entered into an employment agreement dated as of January 1, 2005 with Gregg
A. Linn providing for the employment of Mr. Linn as the Chief Financial Officer of our company. The employment agreements have initial terms of three years each, and both are subject to automatic renewal for successive one-year periods.

      Mr. Benson's employment agreement provides for Mr. Benson to receive an annual base salary of $220,000 from January 1, 2005 through December 31, 2005; $250,000 from January 1, 2005 through December 31, 2006; and $280,000 commencing on January 1, 2007. Mr. Linn's employment agreement provides for Mr. Linn to receive an annual base salary of $160,000 from January 1, 2005 through December 31, 2005; $180,000 from January 1, 2006 through December 31, 2006; and $200,000 commencing on January 1, 2007. Both executives will also be eligible to receive annual bonuses pursuant to the employment agreements in amounts to be determined by the Board of Directors of our company.

      As part of their compensation packages, we granted to Mr. Benson and Mr. Linn options to purchase 3,000,000 shares and 2,000,000 shares, respectively, of common stock at an exercise price equal to the closing price of common stock on the date of execution of the agreements. The options vest one third on each of the first three annual anniversaries following the date of grant.

      Under the employment agreements, we will provide Mr. Benson and Mr. Linn with (1) car allowances of $1,200 and $500 per month, respectively; (ii) reimbursement for travel and entertainment expenses incurred in connection with the business of our company; and (iii) the right to participate in any group insurance, hospital, medical, dental, accident, disability pension, retirement, vacation, expense reimbursement, and other plans, programs, or benefits as may from time to time be provided to other executive employees of our company. Pursuant to the employment agreements, we will reimburse the executive for premium on disability policies providing for coverage at a rate equal to 50% of his base salary in effect from time to time under the employment agreement.

      In addition, during the term of his employment, we will pay premium for two life insurance policies of the life of Mr. Benson, one of which policies will have a face amount of $1,000,000 and will name our company as beneficiary, and one will have a face amount of $500,000 and will name as beneficiary a person or entity designated by Mr. Benson. Under Mr. Linn's employment agreement, we will pay premiums for a life insurance policy on the life of Mr. Linn, which policy will have a face amount of $400,000 and will name as beneficiary a person or entity designated by Mr. Linn. The employment agreements contain provisions that prohibit the executives from competing with us or soliciting our personnel or employees for a period of 18 months following the termination of their employment with us.

      The employment agreements each provide that either we or the executive may terminate the agreement at any time. If the executive's employment is terminated unilaterally by us without cause or by us for good reason (as defined in the agreement), the executive will receive his base salary for the remainder of the term of the employment agreement. If the executive is terminated for reason of death or disability, he or his estate, as the case may be, will receive his fixed salary for 90 days after such termination. If the executive's employment is terminated by him voluntarily or by us for cause as a result of certain acts committed by the executive (as set forth in the agreement), he will receive no further compensation under the employment agreement.

      In the event of a change of control of our company, the executive may, at his option and upon notice to us, terminate his employment. If the executive terminates his employment due to a change of control, he will receive his base salary for the longer of the remainder of the employment term or a period of 18 months after such termination, as well as any unpaid fringe benefits, and such bonus as may have been earned prior to the change in control, all within 10 days after the termination.

Voting Agreements

      In connection with our November 2002 acquisition of MAF BioNutritionals, LLC, we entered into a stockholders' agreement with Stuart A. Benson, Donald C. Hannah, Bradley D. Edson, Martin Gerst, William Coppel, Phil Maffetone, Kenneth Martin, Leslie C. Quick, III, and Thomas C. Quick (the "MAF Voting Agreement"). Pursuant to the MAF Voting Agreement:

      o for so long as Messrs. Edson, Benson, Hannah, and Gerst beneficially own an aggregate of at least 65% of the shares of common stock held by them on the date of the agreement, they will be entitled to nominate and have elected four directors; and

      o for so long as Messrs. Coppel, Maffetone, Quick, and Quick beneficially own an aggregate of at least 65% of the shares of common stock held by them on the date of the agreement, they will be entitled to nominate and have elected three directors.

      Each of the parties to the MAF Voting Agreement has agreed to vote the shares of common stock beneficially owned by him on the date of the agreement in favor of the other group's nominees. Each of the parties has further agreed that he will not take any action, or cause us to take any action, to remove, with or without cause, a director nominated by any of the parties. Because Messrs. Coppel, Maffetone, Quick, and Quick do not still beneficially own the required 65%, they no longer have the right to nominate and have elected any directors.

      In connection with our August 2003 acquisition of E-Nutriceuticals, Inc., we entered into a stockholders' agreement, as amended, with Stuart A. Benson, Donald C. Hannah, SkyePharma PLC, Stephen Morris, and Fifth Avenue Capital, Inc. (the "ENI Voting Agreement"). Pursuant to the ENI Voting Agreement:

      o for so long as Messrs. Benson and Hannah beneficially own an aggregate of at least 65% of the shares of common stock owned by them on the date of the agreement, they will be entitled to nominate three directors;

      o for so long as Stephen Morris and Fifth Avenue Capital beneficially own an aggregate of at least 65% of the shares of common stock owned by them on the date of the agreement, they will be entitled to nominate one director; and

      o for so long as SkyePharma beneficially owns an aggregate of at least 65% of the shares of common stock owned by it on the date of the agreement, it will be entitled to nominate one director.

      Each of the parties to the ENI Voting Agreement has agreed to vote the shares of common stock beneficially owned by him on the date of the agreement in favor of the other group's nominees. Each of the parties have further agreed that he will take any action, or cause us to take any action, to remove, with or without cause, a director nominated by any of the parties.

Indemnification Under our Certificate of Incorporation and Bylaws

      Our certificate of incorporation provides that no director will be personally liable to our company or its stockholders for monetary damages for breach of a fiduciary duty as a director, except to the extent such exemption or limitation of liability is not permitted under the Nevada General Corporation Law. The effect of this provision in the certificate of incorporation is to eliminate the rights of our company and its stockholders, either directly or through stockholders' derivative suits brought on behalf of our company, to recover monetary damages from a director for breach of the fiduciary duty of care as a director except in those instances described under the Delaware General Corporation Law. In addition, we have adopted provisions in our bylaws and entered into indemnification agreements that require us to indemnify our directors, officers, and certain other representatives of our company against expenses and certain other liabilities arising out of their conduct on behalf of our company to the maximum extent and under all circumstances permitted by law. Indemnification may not apply in certain circumstances to actions arising under the federal securities laws.

Equity Compensation Plan Information

      The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our incentive stock option plans as of April 27, 2005.

                                                                                           (c) Number of Securities
                                         (a) Number of                                      Remaining Available for
                                       Securities to be             (b) Weighted-            Future Issuance Under
                                     Issued Upon Exercise         Average Exercise            Equity Compensation
                                        of Outstanding          Price of Outstanding           Plans (Excluding
                                      Options, Warrants,         Options, Warrants,         Securities Reflected in
         Plan Category                    and Rights                 and Rights                   Column(a))
--------------------------------    ------------------------    ----------------------    ----------------------------
Equity Compensation
   Plans Approved by
   Stockholders............                 3,162,500                   $0.18                                  0

Equity Compensation
   Plans Not Approved
   By Stockholders.........                 2,338,890                   $0.08                        12,661,110

Total......................                 5,501,390                   $0.14                        12,661,110
                                            =========                   =====                        ==========

Compensation Committee Interlocks and Insider Participation

      Our Compensation Committee consists of Messrs. Beadle, Cardamone, and Hannah. No interlocking relationship exists between any member of our Board of Directors or our Compensation Committee and any member of the Board of Directors or Compensation Committee of any other company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information regarding the beneficial ownership of our common stock on April 27, 2005 by (1) each director;
(2) the named executive  officers as set forth under  "Executive  Compensation";
(3) all directors and executive officers as a group; and (4) each person or entity known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

                                                                                    Shares Beneficially Owned
                                                                                  --------------------------------
Name of Beneficial Owner(1)                                                       Number(2)             Percent(3)
---------------------------                                                       ---------             ----------
Directors and Executive Officers:
Donald C. Hannah..........................................................           605,000 (4)               *
Stuart A. Benson..........................................................         7,980,000 (5)             5.10%
David Allen(6)............................................................            25,000 (7)               *
Michael Ashton(8).........................................................                 0                   *
Carson E. Beadle..........................................................           110,000 (9)               *
Michael Cardamone.........................................................           165,000 (10)              *
D. Clay Coffeen(11).......................................................            75,000 (12)              *
Gregg A. Linn.............................................................         2,000,000 (13)            1.28%

All directors and executive officers as a group (eight persons)...........        10,960,000 (14)            7.00%

Non-officer, Non-director 5% Shareholders:
Fifth Avenue Capital, Inc.(15)............................................         8,314,394 (16)            5.31%
Stephen Morris(17)........................................................         8,314,394 (18)            5.31%
Periscope Partners, L.P.(19)..............................................        11,581,366 (20)            7.40%
SkyePharma PLC(21)........................................................        20,803,983 (22)           13.29%
MAF Voting Group (23).....................................................        12,544,582 (24)
ENI Voting Group(25)                                                              37,708,377 (26)


---------------

*Less than 1%.

(1) Unless otherwise noted, the address of each person is care of Vital Living, Inc., 5080 North 40th Street, Suite 105, Phoenix, Arizona 85018.

(2) Includes, when applicable, shares owned of record by such person's minor children and spouse and by other related individuals and entities over whose shares of common stock such person has custody, voting control, or power of disposition. Also includes shares of common stock that the identified person had the right to acquire within 60 days of May 1, 2005 by the exercise of vested stock options.

(3) The percentages shown include the shares of common stock that the person will have the right to acquire within 60 days of April 27, 2005. In calculating the percentage of ownership, all shares of common stock which the identified person will have the right to acquire within 60 days of April 27, 2005 upon the exercise of vested stock options are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other person.

(4) Includes 605,000 shares of common stock, a portion of which are subject to vesting. Does not include (i) 5,788 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within the next 60 days and (ii) shares of Common Stock held by the other members of the "MAF Voting Group" and "ENI Voting Group" described below in footnotes 27 and 29.

(5) Includes 4,950,000 shares of common stock issuable upon exercise of immediately exercisable warrants and unvested options to purchase 3,000,000 shares, which a portion may be subject to stockholder approval, held by Mr. Benson. In October 2004, Mr. Benson transferred warrants to purchase 1,360,000 shares of common stock to a trust for the benefit of his former wife pursuant to a domestic relations order. Does not include shares of common stock held by the other members of the "MAF Voting Group" and "ENI Voting Group" described below in footnotes 26 and 28.

(6) Mr. Allen's business address is care of Investment Information Services Inc., 350 Montgomery Drive, Erie, Colorado 80516.

(7)   Includes shares of common stock subject to vesting.

(8) Mr. Ashton's business address is care of SkyePharma PLC, 105 Piccadilly, London, England W1J 7NJ.

(9)   Includes shares of common stock subject to vesting.

(10) Represents shares of restricted stock received upon becoming a director and member of certain of the committees of our board of directors, which are subject to vesting.

(11) Mr. Coffeen's business address is 2398 East Camelback Road, Phoenix, Arizona 85016.

(12) Represents shares of restricted stock received upon becoming a director, which are still subject to vesting.

(13) Includes unvested options to purchase 2,000,000 shares, which a portion may be subject to stockholder approval.

(14) Includes and excludes the securities referred to in footnotes 4, 5, 7, 9, 10, 12,and 13 above.

(15) The business address of Fifth Avenue Capital is Suite 1601-1603, Kinwick Centre, 32 Hollywood Rd., Central Hong Kong.

(16) Stephen Morris, the president and sole director of Fifth Avenue Capital, exercises voting and dispositive power over these shares. Does not include shares of common stock held by the other members of the "ENI Voting Group" described below in footnote 28. The foregoing information was derived from an Amendment to Schedule 13D filed with the SEC on September 3, 2003.

(17) Mr. Morris's principal address is 8 the Meadows, Camps Bay, Cape Town, South Africa.

(18) Represents 8,314,394 shares of common stock held by Fifth Avenue Capital, Inc., of which Mr. Morris is the president and sole director, and 30,000 shares of common stock issuable upon exercise of presently exercisable options held by Mr. Morris. The shares held by Fifth Avenue Capital are currently held in escrow and may be reduced based on certain post-closing adjustments from our acquisition of E-Nutriceuticals in August 2003. Does not include shares of common stock held by the other members of the "ENI Voting Group" described below in footnote 28.

(19) The business address of Periscope Partners is 1600 Flatrock Road, Penn Valley, Pennsylvania 19072

(20) Leon Frenkel, the general partner of Periscope Partners, exercises voting and dispositive power over these shares. Represents (i) 4,228,113 shares of common stock issuable upon exercise of immediately exercisable warrants, (ii) 4,222,221 shares of common stock issuable upon conversion of senior secured convertible notes and 3,131,032 shares of common stock. Does not include shares of common stock that may be issued if we determine to pay a portion of the interest owed on the senior secured convertible notes in shares of our common stock.

(21) The business address of SkyePharma is 105 Piccadilly, London, England W1J 7NJ.

(22) Represents (i) 14,584,684 shares of common stock, (ii) 1,000,000 shares of common stock currently issuable upon conversion of 1,000,000 shares of Series D Preferred Stock, (iii) 4,166,667 shares of common stock currently issuable upon conversion of senior secured convertible notes and (iv) 1,052,632 shares of common stock currently issuable upon exercise of warrants issued in connection with the issuance of the notes. Does not include shares of common stock that may be issued if we determine to pay a portion of the interest owed on the senior secured convertible notes in shares of our common stock and (ii) shares of common stock held by the other members of the "ENI Voting Group" described below in footnote 28. The foregoing information was derived from an Amendment to Schedule 13D/A filed with the SEC on December 19, 2003.

(23) The MAF Voting Group consists of Bradley D. Edson, Stuart Benson, Martin Gerst, Donald C. Hannah, William Coppel, Kenneth Martin, Phil Maffetone, Leslie Quick, Thomas Quick, and Vital Living, each of whom is a party to, and has agreed to vote their shares in accordance with, the MAF Voting Agreement described below. Each of the members of this group shares voting power with respect to the shares of common stock held by each of the members. The number of shares set forth in the table includes the shares held by each member.

(24) Includes 7,950,000 shares of Common Stock issuable upon exercise of presently exercisable options or warrants.

(25) The ENI Voting Group consists of Skye, Fifth Avenue Capital, Inc., Stephen Morris, Stuart Benson, and Don Hannah, each of whom is a party to, and has agreed to vote their shares in accordance with, the ENI Voting Agreement described below. Each of the members of this group shares voting power with respect to the shares of Common Stock held by each of the members. The number of shares set forth in the table includes the shares held by each member.

(26) Includes 1,000,000 shares of common stock issuable upon exercise or conversion of presently exercisable or convertible options, warrants, Series D Preferred Stock, or senior secured convertible notes.

Item 12. Certain Relationships and Related Transactions

      None.

Item 13. Exhibits

         Exhibit
          Number                Exhibit
          ------                -------

            31.1 Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-4(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

            31.2 Certification of the Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

            32.1 Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountants Fees and Services

      The aggregate fees billed by our company to an independent registered public accounting firm, for the fiscal years ended December 31, 2004 and December 31, 2003, are as follows:


                                              2004            2003
                                            --------        --------

           Audit fees ..............        $ 65,000        $131,918
           Audit-related fees ......        $ 12,500        $     --
           Tax fees ................        $     --        $  6,445
           All other fees ..........        $ 63,607        $113,609


      The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit-related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent auditor. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.

      To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee or any one or more other members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting. The Audit Committee will not delegate to management the pre-approval of services to be performed by the independent auditor.

      Our Audit Committee requires that our independent auditor, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      VITAL LIVING, INC.


                                      By: /s/ Stuart A. Benson
                                          ------------------------------------
                                          Stuart A. Benson
                                          President and Chief Executive Officer


April 28, 2005