Form 10QSB
period 2005-03-31
VITAL LIVING INC
filed 2005-05-23
CIK 1145700

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

As of April 25, 2005, there were 101,387,463 shares of common stock outstanding.

Transition Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.................................................3
ITEM 1. Financial Statements...................................................3
Consolidated Balance Sheets....................................................3
Consolidated Statements of Operations (Unaudited)..............................4
Consolidated Statements of Cash Flows (Unaudited)..............................5
ITEM 2. Management's Discussion and Analysis or Plan of Operations............14
ITEM 3. Controls and Procedures...............................................18
PART II - OTHER INFORMATION...................................................18
ITEM 1. Legal Proceedings.....................................................18
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds...........19
ITEM 6. Exhibits and Reports on Form 8-K......................................19
SIGNATURES....................................................................20
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               VITAL LIVING, INC.
                           Consolidated Balance Sheets

                                                                     March 31,     December 31,
                                                                   ------------    ------------
                                                                       2005            2004
                                                                   ------------    ------------
Assets                                                              (Unaudited)       (Audited)
Current assets:
Cash and cash equivalents                                          $    122,000    $    466,000
Accounts receivable, trade; net of allowance for
  doubtful accounts of $38,000 and $37,000, respectively                547,000         446,000
Inventory, net of reserve of $54,000 for both periods                    57,000         141,000
Marketable securities                                                   173,000         173,000
Prepaid expenses and other current assets                                61,000          71,000
                                                                   ------------    ------------
   Total current assets                                                 960,000       1,297,000
                                                                   ------------    ------------

Other assets
Deferred debt issuance costs, net of accumulated
  amortization of $499,000 and $450,000, respectively                   716,000         766,000
Property and equipment, net                                              64,000          70,000
Goodwill                                                              3,296,000       3,226,000
License agreement - GEOMATRIX(R), net                                20,177,000      20,784,000
Other intangible assets, net                                             15,000          15,000
Other non-current assets                                                 28,000          13,000
                                                                   ------------    ------------
    Total other assets                                               24,296,000      24,874,000
                                                                   ------------    ------------

Total assets                                                       $ 25,256,000    $ 26,171,000
                                                                   ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade                                            $  1,548,000    $  1,864,000
Accrued and other current liabilities                                 1,720,000       1,566,000
Current portion of long-term debt                                       472,000         518,000
Notes payable, related parties                                          162,000         162,000
                                                                   ------------    ------------
   Total current liabilities                                          3,902,000       4,110,000
                                                                   ------------    ------------

Long-term debt, net of unamortized debt discount
  of $2,003,000 and $2,140,000, respectively                          2,283,000       2,146,000
                                                                   ------------    ------------
    Total liabilities                                                 6,185,000       6,256,000
                                                                   ------------    ------------

Commitments and contingencies                                                --              --
Stockholders' equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock - Series D, $0.001 par value, 1,000,000
  shares authorized; 1,000,000 and 1,000,000 shares issued
  and outstanding, respectively                                           1,000           1,000
Additional paid-in capital - preferred                                  304,000         304,000
Common stock, $0.001 par value, 150,000,000 shares
  authorized; 101,387,000 shares issued, 98,592,000 outstanding         101,000          99,000
Additional paid-in capital - common                                  86,848,000      86,733,000
Stock, options, and warrants - unamortized                             (391,000)       (214,000)
Treasury stock, 424,000 shares at cost                                  (72,000)        (72,000)
Accumulated other comprehensive income                                 (946,000)       (946,000)
Accumulated deficit                                                 (66,774,000)    (65,990,000)
                                                                   ------------    ------------
    Total stockholders' equity                                       19,071,000      19,915,000
                                                                   ------------    ------------

Total liabilities and stockholders' equity                         $ 25,256,000    $ 26,171,000
                                                                   ============    ============

See accompanying notes to consolidated financial statements.

                               VITAL LIVING, INC.
                      Consolidated Statements of Operations

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        2005            2004
                                                                    ------------    ------------
Revenue                                                             $  1,262,000    $    943,000
Cost of goods sold                                                       671,000         508,000
                                                                    ------------    ------------
   Gross profit                                                          591,000         435,000
                                                                    ------------    ------------

Administrative expenses
   Salaries and benefits                                                 131,000         855,000
   Professional and consulting fees                                      102,000         206,000
   Selling, general and administrative                                   115,000         461,000
   Research and development                                               30,000         298,000
   Depreciation and amortization                                         614,000       1,229,000
                                                                    ------------    ------------
      Total administrative expenses                                      992,000       3,049,000
                                                                    ------------    ------------
Net loss from operations                                                (401,000)     (2,614,000)
Other income (expense)
   Other expense                                                        (321,000)       (411,000)
                                                                    ------------    ------------
Net loss before discontinued operations                                 (722,000)     (3,025,000)
                                                                    ------------    ------------
Discontinued operations
   Loss from operations                                                       --        (349,000)
                                                                    ------------    ------------
Loss from discontinued operations                                             --        (349,000)
                                                                    ------------    ------------
Net loss available to common stockholders                               (722,000)     (3,374,000)
                                                                    ------------    ------------

Basic and diluted loss per share before discontinued operations     ($      0.01)   ($      0.05)
Gain (loss) from discontinued operations                            $       0.00    ($      0.01)
                                                                    ------------    ------------
Basic and diluted loss per share available to common stockholders   ($      0.01)   ($      0.06)
                                                                    ============    ============

Weighted average basic and diluted common stock outstanding           99,465,000      60,538,000
                                                                    ============    ============

See accompanying notes to consolidated financial statements.

                           Vital Living, Inc.
                 Consolidated Statements of Cash Flows

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                   2005            2004
                                                               ------------    ------------
Cash flows from operating activities:
   Net loss                                                    $   (722,000)   $ (3,374,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                 614,000       1,228,000
      Warrants issued, beneficial conversion, and
        amortization of costs associated with
        senior convertible notes                                    186,000         186,000
      Repricing of and modifications to warrants                   (174,000)       (510,000)
      Amortization of restricted common stock, options
        and warrants issued for services                              9,000         110,000
      Loss on discontinued operations                                    --         349,000
      Allowance for bad debt                                             --          12,000
      Inventory reserve                                                  --          36,000
   Change in operating assets and liabilities:
      Accounts receivable                                          (100,000)       (192,000)
      Inventory                                                      84,000        (353,000)
      Prepaid expenses and other current assets                      (5,000)       (167,000)
      Accounts payable                                             (280,000)         51,000
      Accrued and other current liabilities                         162,000       1,277,000
                                                               ------------    ------------
         Cash used in continuing activities                        (226,000)     (1,347,000)
         Cash used by discontinued operations                            --        (104,000)
                                                               ------------    ------------
   Net cash used in operating activities:                          (226,000)     (1,451,000)
                                                               ------------    ------------

Cash flows from investing activities:
   Purchases of property, equipment and intangibles                  (1,000)       (128,000)
                                                               ------------    ------------
      Cash used in investing activities                              (1,000)       (128,000)
                                                               ------------    ------------

Cash flows from financing activities:
   Payment on notes and payables to related parties, net                 --         (97,000)
   Payment on notes payables                                       (117,000)        (60,000)
   Proceeds from sale of common stock, net of offering costs             --         414,000
                                                               ------------    ------------
      Cash provided by financing activities                        (117,000)        257,000
                                                               ------------    ------------

Net increase in cash                                               (344,000)     (1,322,000)
                                                               ------------    ------------
Cash at beginning of period                                         466,000       1,729,000
                                                               ------------    ------------
Cash at end of period                                          $    122,000    $    407,000
                                                               ============    ============

See accompanying notes to consolidated financial statements.

                               Vital Living, Inc.
                      Consolidated Statements of Cash Flows
                                   (continued)

                                                                                 Three Months Ended March 31,
                                                                                 ---------------------------
                                                                                     2005           2004
                                                                                 ------------   ------------
Supplemental cash flow information
      Interest paid                                                              $      1,000   $    115,000
                                                                                 ============   ============

Non cash investing activities
      Common stock issued for acquisitions and acquisition costs                 $         --   $ 47,748,000
                                                                                 ============   ============

Non cash financing activites
      Issuance of common stock for services, settlements and interest            $         --   $  1,716,000
                                                                                 ============   ============
      Issuance of common stock for compensation                                  $         --   $  1,781,000
                                                                                 ============   ============
      Common stock for Series C Preferre stock offering costs                    $         --   $     74,000
                                                                                 ============   ============
      Preferred stock for preferred stock dividend                               $         --   $    380,000
                                                                                 ============   ============
      Issuance of warrants and options for services                              $         --   $    460,000
                                                                                 ============   ============
      Issuance of warrants for compensation                                      $         --   $  6,800,000
                                                                                 ============   ============
      Warrants for preferred stock offerings                                     $         --   $    229,000
                                                                                 ============   ============
      Warrants for preferred stock offering costs                                $         --   $    105,000
                                                                                 ============   ============
      Warrants for convertible debt offering                                     $         --   $  2,027,000
                                                                                 ============   ============
      Repricing of  and amendments to options and warrants                       $    199,000   $  1,781,000
                                                                                 ============   ============
      Conversion of preferred to common                                          $         --   $  1,304,000
                                                                                 ============   ============
      Conversion of senior notes and accrued interest                            $         --   $  1,548,000
                                                                                 ============   ============
      Beneficial conversion of convertible debt                                  $         --   $  2,190,000
                                                                                 ============   ============
      Deemed dividend associated with beneficial conversion of preferred stock   $         --   $    623,000
                                                                                 ============   ============

      See accompanying notes to consolidated financial statements.

Note 1 - Interim Financial Information

We have included the consolidated balance sheet as of March 31, 2005, the consolidated statements of operations for the three months ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004. The consolidated balance sheet as of December 31, 2004 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2004. It is our opinion that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as net sales and expenses reported for the periods presented. We regularly assess these estimates and, while actual results may differ, we believe that the estimates are reasonable.

Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to current classifications.

Note 2 - Summary of Significant Accounting Policies

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

The fair value of our stock-based awards to employees was estimated using the Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock-based awards to employees. The fair value of our stock-based awards (including re-priced warrants discussed above) was estimated assuming no expected dividends and the following weighted average assumptions for the three months March 31:

                                                             2005
                                                             ----
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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to our stock-based employee compensation for the three months ended March 31:

                                                                          2005             2004
                                                                      ------------    ------------
Net loss before discontinued operation                                $    722,000    $  3,025,000
Add:
     Stock based compensation included in determination of net loss       (190,000)             --
Deduct:
     Stock based employee compensation determined under fair value
     based method for all awards, net of related tax effects                25,000              --
                                                                      ------------    ------------
Net loss - pro forma                                                       557,000       3,025,000

Basic and diluted loss per share - as reported
     Basic and diluted loss per share - as reported                   $       0.01    $       0.05
     Basic and diluted loss per share - pro forma                     $       0.01    $       0.05

Weighted average basic and diluted common stock outstanding             99,465,000      60,538,000
                                                                      ============    ============

We granted warrants to our CEO in 2003. These warrants were subsequently re-priced. As a result of this re-pricing, the award is now accounted as a variable award. Due to a decline in the trading price of our common stock, there was a reduction in personnel costs of $199,000 for the adjustments of the variable award.

During the first quarter of 2005, we issued 5,000,000 stock options to several our employees. See footnote 8 for further discussion.

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

We are in the process of improving, acquiring, or developing products for sale to generate revenue to sustain our operations, as well as consolidating our operations in order to gain cost synergies and efficiencies. If successful, these actions will serve to mitigate the factors that have raised doubt about our ability to continue as a going concern and increase the availability of resources for funding of our current operations and future market development. In addition, in March 2004, we entered into a purchase agreement with investors and sold 250,000 shares of our common stock at $1.00 per share with rights to receive a portion of net revenues, as defined therein, from the sale of X-Fat(R). The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 - Mergers and Acquisitions

During 2005 and 2004, we acquired Wellness Watchers Systems, LLC ("WWS"). Common stock was primarily used as consideration. Based on our analysis of the purchase price, the entire $875,000 purchase price was classified as goodwill on our Balance Sheet. As of March 31, 2005, the $875,000 purchase price was classified as goodwill.

Wellness Watchers Systems, LLC.

On August 17, 2004, we consummated a joint venture with Wellness Watchers International, Inc., or WWI, and together formed Wellness Watchers Systems, LLC, or WWS. As of December 31, 2004, WWS was owned equally by us and WWI. The operating agreement gave us overall operating responsibility. WWS is consolidated within our financial statements at December 31, 2004. WWS manufactures a proprietary brand of dietary protein powder called Dream Protein(R), which is directly marketed to the health practitioners together with our GreensFIRST(R) product. During 2005, WWS introduced complementary products that were marketed as part of WWS' Healthy Living Program(R). Part of WWI's contribution to WWS was the exclusive licensing of certain products, client lists, and marketing strategies, which included Dream Protein(R). WWS has developed a marketing strategy that channels products directly to health practitioners. We paid WWI $805,000 for its 50% interest in WWS. The purchase price consisted of 3,000,000 shares of our common stock along with a $25,000 cash payment. Prior to forming WWS, WWI had no prior operating history. During February 2005, we acquired 100% interest in WWS by issuing an additional 1,000,000 shares of common stock. In conjunction with the 100% acquisition of WWS and certain other marketing and operation strategic productivity decisions, we have consolidated the operations of WWS into DFN during the first quarter of 2005.

Note 4 - Net Loss Per Share

We account for earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings Per Share," which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic EPS begins with income (loss) applicable to common stockholders (net income (loss) less preferred stock dividends) and is based on the weighted average number of common shares outstanding during each period presented. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. In computing basic net loss per share available to common stockholders, net loss is increased by cumulative dividends on preferred stock when they are declared even if they are not paid. If a class of preferred stock contains dividend rights that are not cumulative, then the amount of the dividend is not considered in determining the net loss available to common shareholders until it is paid. For the purpose of diluted earnings per common share, and only if such calculation results in dilution, preferred stock dividends will not reduce earnings; however, the weighted average common shares outstanding would increase representing the amount of common shares into which such preferred stock is currently convertible. During the periods ended March 31, 2005 and 2004, we reported a net loss; thus, the effects of dilutive securities were anti-dilutive, rendering basic and diluted loss per share the same. Convertible preferred stock, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive.

Note 5 - Intangible assets-

Intangible assets consisted of the following:

                                                          March 31, 2005
                                                   -----------------------------
                                                   Gross Carrying    Accumulated
                                                       Amount       Amortization
                                                   -----------------------------
License agreement - Geomatrix                      $24,082,000       (3,905,000)
Marketing agreement                                  2,577,000       (2,577,000)
Trademarks and patents                                  21,000           (6,000)
                                                   -----------------------------

Total amortizable intangible assets                $26,680,000      $(6,488,000)
                                                   -----------------------------
Unamortizable intangible assets
          Goodwill                                 $ 3,296,000


                                                         December 31, 2004
                                                   -----------------------------
                                                   Gross Carrying    Accumulated
                                                       Amount       Amortization
                                                   -----------------------------
License agreement - Geomatrix                      $24,082,000       (3,298,000)
Marketing agreement                                  2,577,000       (2,577,000)
Trademarks and patents                                  20,000           (5,000)
                                                   -----------------------------

Total amortizable intangible assets                $26,679,000      $(5,880,000)
                                                   -----------------------------
Unamortizable intangible assets
          Goodwill                                 $ 3,226,000

Impairment Analysis

As required by SFAS No. 142, we test goodwill or other intangibles created by each acquisition for impairment. These assets are tested for impairment at least annually, or upon occurrence of such events that may indicate impairment exists. We revised the earnings forecast for the next five years and evaluated the change in fair value of each component of goodwill using the expected present value of future cash flows..

As a result of our review, the remaining goodwill was deemed to be fairly stated at March 31, 2005 and December 31, 2004. The goodwill of $3,226,000 is attributable to previous acquisitions as follows:


                        DFN                  $ 2,421,000
                        WWS                      875,000
                                        -----------------

                        Total                $ 3,296,000
                                        =================

Note 6 - Commitments and contingencies

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

Should we fail to meet the above commitments, product selection and license exclusivity rights will terminate at the end of the respective calendar year without effect on rights attained in prior years. As of March 31, 2005, we had failed to make payments to Skye totaling $750,000 related to the ENI Agreement. We are in process of renegotiating the related terms and payments in order to maintain our rights under the ENI Agreements despite the default. These amounts are included in accrued and other liabilities.

Note 7 - Capital Stock

Common Stock Issued for Services and Settlements

In order to fund operating activities, we, from time to time, issue common stock in lieu of cash in exchange for goods or services.

During the first quarter of 2005, we issued 319,000 shares of our common stock to a vendor in exchange complete settlement of a $176,000 obligation.

During February 2005, we acquired the remaining 50% interest in WWS by issuing an additional 1,000,000 shares of our common stock.

Note 8 - Related Party Transactions

Officers and Directors

During the first quarter, we entered into an employment agreement dated as of January 1, 2005 with Stuart Benson providing for the employment of Mr. Benson as our company's President and Chief Executive Officer. On February 15, 2005, we entered into an employment agreement dated as of January 1, 2005 with Gregg A. Linn providing for the employment of Mr. Linn as our company's Chief Financial Officer. The employment agreements have initial terms of three years each and are both subject to automatic renewal for successive one-year periods.

Mr. Benson's employment agreement provides for Mr. Benson to receive an annual base salary of $220,000 from January 1, 2005 through December 31, 2005; $250,000 from January 1, 2006 through December 31, 2006; and $280,000 commencing on January 1, 2007. Mr. Linn's employment agreement provides for Mr. Linn to receive an annual base salary of $160,000 from January 1, 2005 through December 31, 2005; $180,000 from January 1, 2006 through December 31, 2006; and $200,000 commencing on January 1, 2007. Both executives will also be eligible to receive annual bonuses pursuant to the employment agreements in amounts to be determined by our Board of Directors.

As part of their compensation packages, we granted to Mr. Benson and Mr. Linn, options to purchase 3,000,000 shares and 2,000,000 shares, respectively, of our common stock at an exercise price equal to the closing price of our common stock on the date of execution of the agreements. The options vest one third on each of the first three annual anniversaries following the date of grant.

During the three months ended March 31, 2005, $5,000 was either paid directly or amounts paid on behalf of Mr. Hannah, our Chairman. These amounts were paid for services requested by management that were deemed outside the scope of his role as Chairman.

Note 9 - Discontinued Operations

In order to resolve certain disputes with a former employee of the COF subsidiary, on July 9, 2004, we settled all matters via an execution of a Settlement and Release Agreement calling for the settlement of all claims and the sale of certain assets and liabilities back to the previous owners of COF. As part of the agreement, we will pay the previous owners of COF $150,000 in six equal monthly installments beginning July 2004 in exchange for the return of 2,600,000 shares of our common stock originally paid as part of the acquisition price. In addition, we will assign certain assets and the previous owners of COF will assume certain liabilities of NSI as of the effective date, the previous owners of COF will sublease facilities of our company located in Spanish Fork, Utah for a period of one year from the effective date, and executive employment agreements with Robert Scott and James Jeppson executed as part of the COF Acquisition become null and void. Should either party fail to perform its obligations under the agreement, certain rights and options exist allowing the parties to terminate the agreement. During 2004, we paid $50,000 of the $150,000 required payments under the agreement. As of November 15, 2004, we have not received the 2.6 million shares of common stock back from the previous owners of COF; accordingly, we are seeking specific remedies. In September 2004, we were served with a final demand notice from the Internal Revenue Service ("IRS") related to obligations from the previous owners of COF. These amounts were the obligation of the previous owners of COF, which was ratified in the agreement. However, in order for us to avoid any future claims related to this matter, in November 2004, we entered into a settlement agreement with the IRS related to this matter and paid the remaining $100,000 obligation under the agreement directly to the IRS. The IRS has agreed not pursue us related to this matter.

On September 30, 2004, MAF entered into an agreement to sell all properties, rights, and assets used or useful in connection with its product line, Boulder Bar. This was the primary asset in MAF. MAF received a $50,000 cash payment, a $50,000 promissory note and the purchaser has agreed to continue serving the debt obligation of approximately $435,000, which is secured by the aforementioned asset. As a result of this transaction, during 2004, we recorded an impairment charge related to the remaining $104,000 of intangible assets related to the MAF acquisition and a charge of $38,000 related to other MAF assets deemed to be of no remaining value.

As of March 31, 2005, COF and MAF total net assets were ($916,000) and $1,000, respectively. For three months ended March 31, 2004 total revenues for COF and MAF were $515,000 and $203,000, respectively.

Note 10 - Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of SFAS No. 150 did not have a material effect on us.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after September 30, 2003. The adoption of SFAS No. 149 did not have a material effect on us.

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

In December 2003, the FASB issued a revised Interpretation No. 46 ("FIN 46R"), "Consolidation of Variable Interest Entities." FIN 46R requires companies to consider whether entities, in which they have financial interests, lack sufficient equity at risk to permit that entity to finance its activities without additional subordinated financial support and to consolidate those entities where the company would absorb the majority of any losses. The consolidation requirements are effective for interim and annual periods ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have a material effect on us.

In December 2004, the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The effective date for this statement is as of the first interim period that begins after June 15, 2005. We are evaluating the impact of this new pronouncement and have not yet estimated the effect of implementation on our financial statements.

ITEM 2. Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this filing and in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "estimate," "may," "should," "could," "will," "plan," "future," "continue," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely affect revenues, profitability, cash flows, and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include those set forth in our Form 10-KSB for the year ended December 31, 2004.

Overview

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

Results of Operations

The following sets forth selected financial data and its percentage of revenue for the comparative three months ended March 31:

                                                  2005                     2004                     INCREASE
                                                                                                   (DECREASE)
                                                 AMOUNT         %         AMOUNT         %                     %

Revenue                                       $   1,262,000    100%    $     943,000    100%   $   319,000     34%
Cost of goods sold                                  671,000     53%          508,000     54%       163,000     32%
                                              --------------           --------------
Gross profit                                        591,000     47%          435,000     34%       156,000     36%
Administrative expenses
Salaries and benefits                               131,000     10%          855,000     91%      (724,000)   -85%
Professional and consulting fees                    102,000      8%          206,000     22%      (104,000)   -50%
Selling, general and administrative                 115,000      9%          461,000     37%      (346,000)   -75%
Research and development                             30,000      2%          298,000     32%      (268,000)   -90%
Depreciation and amortization                       614,000     49%        1,229,000    130%      (615,000)   -50%
                                              --------------           --------------
Total                                               992,000     79%        3,049,000    323%    (2,057,000)   -67%
                                              --------------           --------------

Net loss from continuing operations                (401,000)   -32%       (2,614,000)  -277%     2,213,000    -85%
Other income (expense)
Interest expense                                   (321,000)   -25%         (411,000)    44%        90,000    -22%
                                              --------------           --------------
Net loss from continuing operations              $ (722,000)   -57%     $ (3,025,000)  -321%     2,303,000    -76%


Quarter Ended March 31, 2005 Compared with the Quarter Ended March 31, 2004

Revenue: Total revenue for the quarter ended March 31, 2005 was $1,262,000 compared with $943,000 for the quarter ended March 31, 2004, an increase of $319,000. This increase was primarily attributable to comparative revenue growth in our DFN subsidiary.

Cost of Goods Sold and Gross Profit: Cost of goods sold for the quarter ended March 31, 2005 $671,000 compared with $508,000 for the quarter ended March 31, 2004, an increase of $163,000. This increase directly corresponded to the increase in revenues in our DFN subsidiary. Our gross margins in both quarters ended March 31, 2005 and 2004 was 46%.

Administrative Expenses:

Salaries and benefits for the quarter ended September 30, 2005 was $130,000 compared with $855,000 for the quarter ended March 31, 2004, for a decrease of $725,000. The decline was attributable primarily to the combined effects of a $199,000 reduction due to re-pricing adjustments required in accordance with FIN No. 44(1) related to warrants issued to one of our officers, severance settlements with our former Chairman and other former executives in the first quarter of 2004 combined with an overall comparative reduction in employees and consolidation of locations into our Phoenix office.

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

Professional and consulting fees was $102,000 for the quarter ended March 31, 2005 compared with$206,000 for the quarter ended March 31, 2004, for a decrease of $104,000. The decrease was primarily related our focus on cost containment and expense management.

Selling, general, and administrative expenses for the quarter ended March 31, 2005 was $115,000 compared with $461,000 for the quarter ended March 31, 2004, for a decrease of $346,000. The decrease was primarily related our focus on cost containment and expense management.

Research and development costs are expensed as incurred and totaled $30,000 for the quarter ended March 31, 2005 compared with $298,000 for the quarter ended March 31, 2004, decreasing $268,000. The decrease was primarily related to the fact that we have previously recorded required quarterly payments of $250,000 in 2004 which are due under our agreements with Skye related to the licensing of the GEOMATRIX(R) technologies

Depreciation and amortization expense for the quarter ended March 31, 2005 was$614,000 compared with $1,229,000 for the quarter ended March 31, 2004, decreasing $615,000. The decrease was primarily attributable to the complete amortization of the intangible balances related to certain marketing agreements acquired or recorded as part of previous acquisitions.

Other Income (Expense):

Other income (expense) for the quarter ended March 31, 2005 was a net expense of $321,000 compared with $411,000 for the quarter ended March 31, 2004 for an decrease of $90,000. This decrease was primarily related to the combination of interest charges related to shares of our common stock that must be issued to stockholders as a penalty due to our failure to timely file and have declared effective a registration statement to register the shares of common stock issued in our November 2002 private placement, interest charges related to a penalty due to our failure to timely file and have declared effective a registration statement to register the shares of common stock underlying our December 2003 offering, amortization of deferred debt issuance costs and debt discount attributable to our December 2003 Senior Secured Convertible Notes, and interest expense from our Senior Secured Convertible Notes.

Net loss from continuing operations: Our net loss for the quarter ended March 31, 2005 was $722,000 compared with $3,025,000 for the quarter ended March 31, 2004, for a decrease of $2,304,000. The overall reduction resulted from the combined effects of a 34% quarterly comparative growth in our revenues, which resulted in a 36% growth in our quarterly comparative gross margins combined with the effects the combination of an overall comparative reduction in employees, consolidation of locations into our centralized Phoenix office along with our continued focus on cost containment and expense management.

Liquidity and Capital Resources

At March 31, 2005, we had cash of $122,000.

Cash flows used in operating activities of $226,000 and $1,451,000 during the three months ended March 31, 2005 and 2004, respectively, have decreased substantially over prior year due to the ongoing cost containment, expense management program combined with the effects of the consolidation of our operations into our Phoenix, Arizona offices.

Cash flows used in investing activities decreased by $127,000 to $1,000 during the three months ended March 31, 2005 compared with $128,000 during the three months ended March 31, 2004. The net decrease resulted from our initiative to consolidate our operations in Phoenix and the decreased need to purchase fixed assets.

Cash flows provided by financing activities was a deficit of $117,000 during the three months ended March 31, 2005, compared with $157,000 during the three months ended March 31, 2004. The net reduction of $374,000 resulted primarily from a sale of our common stock in the quarter ended March 31, 2004 partially offset by a net reduction of $40,000 in the comparative quarters related to payments on obligations.

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

We are in the process of improving, acquiring, or developing products for sale to generate revenue to sustain its operations, as well as consolidating its operations in order to gain cost synergies and efficiencies. If successful, these actions will serve to mitigate the factors that have raised doubt about our ability to continue as a going concern and increase the availability of resources for funding of our current operations and future market development. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

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

We account for our Plans under the recognition and measurement principles of APB No. 25 and related Interpretations. No stock-based employee compensation (except that related to re-priced warrants in accordance with FIN 44) is reflected in net loss, as all options and warrants granted had an exercise price equal to or below the market value of the underlying common stock at the date of grant.

Significant Equity Transactions During the Quarter Ended March 31, 2005

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

ITEM 3. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 45 days of the filing date of this report (the "Evaluation Date") have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this report was being prepared.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

---------  -----------  ----------  ----------------  ------------  -----------
                                    Consideration                   If Option,
                                    Received and      Exemption     Warrant or
                                    Description of    from          Convertible
Date of    Title of     Number      Underwriting      Registration  Security,
Sale       Security     Sold        or Other          Claimed       Terms of
                                    Discounts to                    Exercise or
                                    Market Price                    Conversion
                                    Afforded To
                                    Purchasers
---------  -----------  ----------  ----------------  ------------  -----------
1/27/05    Common       1,000,000   Common Stock      4(2)          N/A
           Stock                    issued in
                                    connection
                                    with
                                    acquisition;
                                    no
                                    consideration
                                    received by us
---------  -----------  ----------  ----------------  ------------  -----------
3/16/05    Common         318,750   Common Stock      4(2)          N/A
           Stock                    issued to
                                    relieve
                                    unsecured
                                    liability; We
                                    discharged
                                    $176,000 of
                                    liability.
---------  -----------  ----------  ----------------  ------------  -----------


ITEM 6. Exhibits and Reports on Form 8-K.

(1) Exhibits filed as part of this Report:

    Exhibit No.   Description
    -----------   -----------

    31.1          Certification pursuant to Section 13a-14 of the Securities
                  Exchange Act

    31.2          Certification pursuant to Section 13a-14 of the Securities
                  Exchange Act

    32.1          Certificate Pursuant to 18 U.S.C. Section 1350 as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) We filed the following reports on Form 8-K during the three months ended March 31, 2005.

Date                               Items               Financial Information
February 15, 2005                   1.01                      None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2005

By:   /s/ Stuart A. Benson
      -------------------------------------------------------------------------
      Stuart A. Benson, Chief Executive Officer

By:   /s/ Gregg A. Linn
      -------------------------------------------------------------------------
      Gregg A. Linn, Chief Financial Officer