Form 10KSB/A
period 2004-12-31
VITAL LIVING INC
filed 2005-06-22
CIK 1145700

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                 Amendment No. 2
                                  FORM 10-KSBA
              ANNUAL REPORT PURCHASE TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

                        Commission file number 000-33211

                              --------------------

                               VITAL LIVING, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Nevada                         3652                 88-0485596
---------------------------------  ---------------------------- ----------------
(State or Other Jurisdiction Of    (Primary Standard Industrial (I.R.S. Employer
Incorporation or Organization) Classification Code Number) Identification No.)

 5080 North 40th Street, Suite 105, Phoenix, Arizona            85018-2147
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

                                  (602) 389-8600
               ----------------------------------------------------
               (Registrant's telephone number, including area code)

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

      Transitional Small Business Disclosure Format (check one): Yes |X| No |_|

                               VITAL LIVING, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                TABLE OF CONTENTS
                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.............................................. 3
ITEM 2.  DESCRIPTION OF PROPERTY..............................................16
ITEM 3.  LEGAL PROCEEDINGS....................................................16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................16

                                      PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
             AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.........16
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS...........17
ITEM 7.  FINANCIAL STATEMENTS.................................................24
ITEM 8A. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................24
ITEM 8B. OTHER INFORMATION....................................................24

                                     PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................25
ITEM 10. EXECUTIVE COMPENSATION...............................................25
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......................25
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................25
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................25
         SIGNATURES...........................................................25
ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...........................32

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

Note: Amendment No. 2 is being filed to amend the financial statements included in this report as well as the related material in the risk factor titled "We have substantial indebtedness and interest obligations that we must satisfy when due" and both the net loss from continuing operations section and the second paragraph of the Liquidity and Capital Resources section of the Management Discussion and Analysis.

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

            The following table sets forth our current target conditions, products, and distribution channels:

------------------------------------------------------------------------------
Target Conditions        Products Offered             Distribution Channels
------------------------------------------------------------------------------
                         GreensFIRST(R)               Healthcare practitioners
General Health           Dream Protein(R)             Regional distributors
                         Complete Essentials(R)       Consumer direct
------------------------------------------------------------------------------
Cardiovascular Health    Essentum(R)                  Consumer Direct
------------------------------------------------------------------------------

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

                                    PART II.

Item 5. Market for Common Equity, Related Stockholder Matters, and small Business Issuer Purchases of Equity Securities

      Our common stock has been traded in the OTC Bulletin Board under the symbol VTLV.OB since March 28, 2002. The following table sets forth the high and low sales prices of our common stock for each calendar quarter indicated.

Year ended December 31, 2002:                            High              Low
                                                         ----              ---

         Second quarter.............................    $3.40             $2.45
         Third quarter..............................    $1.56             $0.91
         Fourth quarter.............................    $1.34             $0.64

Year ended December 31, 2003:

         First quarter .............................    $0.95             $0.74
         Second quarter.............................    $1.25             $0.70
         Third quarter..............................    $1.52             $1.12
         Fourth quarter.............................    $1.34             $1.13

Year ended December 31, 2004:

         First quarter .............................    $0.92             $0.77
         Second quarter.............................    $0.57             $0.30
         Third quarter..............................    $0.24             $0.17
         Fourth quarter.............................    $0.20             $0.14

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

Results of Operations

      The following sets forth selected financial data and its percentage of net sales for the years ended December 31:

                                                        2004                     2003
                                                                                                   Increase
                                               Amount          %        Amount           %        (Decrease)
                                               ------         ---       ------          ---        ----------
Revenue                                         $4,161,000   -100%          $498,000    -12%     $ 3,663,000
Cost of goods sold                               2,801,000    -67%           237,000    -6%        2,564,000
                                             -------------              ------------
     Gross profit                                1,360,000    -33%           261,000    -6%        1,099,000
     Administrative expenses
     Salaries and benefits                         992,000    -24%        11,449,000   -275%     (10,457,000)
     Professional and consulting fees            1,676,000    -40%         3,203,000    -77%      (1,527,000)
     Selling, general and administrative         1,937,000    -47%         1,275,000    -31%         662,000
     Research and development                    1,180,000    -28%           411,000    -10%         769,000
     Depreciation and amortization               4,560,000   -110%         1,811,000    -44%       2,749,000
     Impairment of goodwill                     14,976,000   -360%         6,777,000   -163%       8,199,000
                                             -------------             -------------
Total                                           25,321,000   -609%        24,926,000   -599%         395,000
                                             -------------             -------------

Net loss from continuing operations            (23,961,000)   576%       (24,665,000)   593%         704,000
Other income (expense)
     Other expense                                 (76,000)    2%            (43,000)    1%          (33,000)
     Interest income                                 2,000     0%              5,000     0%           (3,000)
     Interest expense                           (1,962,000)   47%         (2,503,000)   60%          541,000
                                             -------------             -------------
Net loss from continuing operations          $ (25,997,000)   625%     $ (27,206,000)   654%    $ (1,209,000)

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

      Depreciation and amortization expenses

      Depreciation and amortization expense for the year ended December 31, 2004 was $4.6 million compared with $1.8 million for the year ended December 31, 2003, an increase of $2.8 million. The increase was primarily attributable to amortization of intangibles acquired or recorded as part of acquisitions, as well as increased depreciation related to acquired tangible assets.

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

      Our net loss from continuing operations for the years ended December 31, 2004 was $25.9 million compared with $27.2 million for the year ended December 31, 2003, a decrease of $1.3 million. Of these losses, approximately $21.2 million and $22.7 million during 2004 and 2003, respectively, related to non-cash charges described herein and as follows and included only those items that would not have been required to be settled in cash or other assets by their original terms.

                                                               2004            2003
                                                           ------------    ------------
Net Loss From Continuing Operations                        $(25,997,000)   $(27,206,000)

Non-cash charges
    Officer compensation for common stock,
    options, warrants, and warrant amendments                   581,000      10,362,000
    Common stock, options, warrants, issued
    for services, including amortization of such               (664,000)      1,696,000
    Impairment loss                                          14,976,000       6,777,000
    Interest and other charges related to debt financing      1,772,000       2,050,000
    Depreciation and amortization                             4,560,000       1,827,000
                                                           ------------    ------------

Total non-cash charges                                       21,225,000      22,712,000
                                                           ------------    ------------

Net loss excluding non-cash charges                        $ (4,772,000)   $ (4,494,000)
                                                           ------------    ------------

      Liquidity and Capital Resources

      At December 31, 2004, we had $466,000 in cash, primarily as a result of our warrant offering that began in November 2004 and concluded in December 2004, which resulted in approximately $700,000 in gross proceeds.

      Cash flows used in operating activities of approximately $3,550,000 and $4,737,000 in 2004 and 2003, respectively, have decreased over prior year as a result of our decision during 2004 to both discontinue the operations of MAF and COF and the consolidation of our entire operations in Phoenix. We anticipate that during 2005 the effects of the consolidation in Phoenix as well as certain expense containment and efficiency initiatives that began in 2004 and continued into 2005 along with continued growth in our core revenues will result in improved cash flow from operations. Cash flows from financing activities was $2,294,000 and $5,560,000 in 2004 and 2003, respectively, reflecting the financings (as outlined below), partially offset by servicing of indebtedness.

      To date, we have funded our operations and acquisition activity primarily from cash generated from private placements and with funds from borrowings under various debt instruments, as summarized in the table below, generating an aggregate in net cash proceeds of $7.9 million during 2004 and 2003.

      The following summarizes private placement offerings completed during 2004 and 2003:

                                         Shares or    Price      Net Cash        Options &       Exercise
       Date           Description        Principal  Per Share    Proceeds         Warrants         Price
       ----           -----------        ---------  ---------    --------         --------         -----
April, 2003        Series B Preferred    1,000,000   $1.00         $875,000   1,000,000 Series E    $1.60
                                                                                500,000 Series D    $1.30
July, 2003         Series C Preferred      500,000   $1.00         $438,000     500,000 Series E    $1.60
August, 2003       Series D Preferred    1,000,000   $1.00         $815,000                  N/A     N/A
October -                                                                     3,060,000 No Series   $1.00
December, 2003     Bridge Notes          1,530,000   $1.00       $1,316,000   1,530,000 No Series   $1.50
December, 2003     Senior Secured Notes  4,587,738   $1.00       $2,502,000   4,587,738 No Series   $1.00
March-April, 2004  Common Stock            510,000   $1.00         $469,000                  N/A     N/A

June-July, 2004    Common Stock          3,900,000   $0.25         $897,000   11,700,000 Series G   $0.25
                                                                              3,900,000 Series H    $0.25
Nov 2004-Dec 2004  Warrant Offering      7,056,706   $0.10         $631,000   6,560,000 No Series   $0.10
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

Item 13. Exhibits and Reports on Form 8-K.

      (a)   The following documents are filed as part of this Report:

            (1)   Financial statements filed as part of this Report:

               Report of Epstein, Webber & Conover, P.C..................... F-1
               Consolidated Balance Sheets as of December 31, 2004.......... F-2
               Consolidated Statements of Operations
                 Years Ended December 31, 2004 and 2003..................... F-3
               Consolidated Statements of Stockholders' Equity (Deficit)
                 Years Ended December 31, 2004 and 2003..................... F-6
               Consolidated Statements of Cash Flows
                 Years Ended December 31, 2004 and 2003..................... F-4
               Notes to Consolidated Financial Statements................... F-7

            (2)   Exhibits filed as part of this Report:

Exhibit No.                                                  Description
-----------                                                  -----------
    2.1      Acquisition  Agreement and Plan of Merger,  dated as of August 16, 2001, between Vital Living, Inc. and VCM
             Technology Limited (1)

    2.2      Certificate of Merger of Vital Living, Inc. and VCM Technology Limited (1)

    3.1      Amended and Restated Articles of Incorporation for Vital Living, Inc. (1)

Exhibit No.                                                  Description
-----------                                                  -----------
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

   4.19      Registration  Rights  Agreement,  dated as of August 20,  2003,  by and  between  Vital  Living,  Inc.  and
             SkyePharma PLC (5)

Exhibit No.                                                  Description
-----------                                                  -----------
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

   10.7      Employment agreement, dated October 1, 2001, between Vital Living, Inc. and Bradley D. Edson (8)

Exhibit No.                                                  Description
-----------                                                  -----------
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

   10.24     Management  Agreement,  dated as of April 17, 2003, between Vital Living,  Inc. and Christopher's  Original
             Formulas, Inc. (4)

   10.25     Consulting Agreement, dated May 19, 2002, between Vital Living, Inc. and Stephen Songsheng Chen (4)

   10.26     Warrant Agreement, dated April 16, 2003, between Vital Living, Inc. and Stephen Songsheng Chen (4)

   10.27     Scientific  Advisory  Board  Agreement,  dated May 15, 2002,  between  Vital  Living,  Inc. and Dr.  Dennis
             Sprecher (15)

   10.28     Scientific Advisory Board Agreement,  dated May 30, 2002, between Vital Living, Inc. and John A. Sutherland
             (16)

Exhibit No.                                                  Description
-----------                                                  -----------
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

   10.44     Stock Option Agreement, dated as of April 19, 2004, between the Company and Nest Ventures, LLC (23)

Exhibit No.                                                  Description
-----------                                                  -----------
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

                                        VITAL LIVING, INC.


                                        /s/ STUART A. BENSON
                                        ----------------------------------------
                                        Stuart A. Benson
                                        President and Chief Executive Officer

Date: June 21, 2005

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


/s/ Epstein Weber & Conover PLC

Scottsdale, Arizona
April 8, 2005

                               VITAL LIVING, INC.
                           Consolidated Balance Sheets
                                                                   December 31,
                                                                       2004
                                                                   ------------
Assets
Current assets:
Cash and cash equivalents                                          $    466,000
Accounts receivable, trade; net of allowance
  for doubtful accounts of $37,000                                      446,000
Inventory, net of reserve of $379,000                                   141,000
Marketable securities                                                   173,000
Prepaid expenses and other current assets                                71,000
                                                                   ------------
   Total current assets                                               1,297,000
                                                                   ------------

Other assets
Deferred debt issuance costs, net of accumulated
  amortization of $450,000                                              766,000
Property and equipment, net                                              70,000
Goodwill                                                              3,226,000
License agreement - GEOMATRIX(R), net                                20,784,000
Other intangible assets, net                                             15,000
Other non-current assets                                                 13,000
                                                                   ------------
    Total other assets                                               24,874,000
                                                                   ------------

Total assets                                                       $ 26,171,000
                                                                   ============

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade                                            $  1,981,000
Accrued and other current liabilities                                 1,728,000
Current portion of long-term debt                                       401,000
                                                                   ------------
   Total current liabilities                                          4,110,000
                                                                   ------------

Long-term debt, net of unamortized debt discount
  of $2,140,000                                                       2,146,000
                                                                   ------------
    Total liabilities                                                 6,256,000
                                                                   ------------

Commitments and contingencies                                                --
Stockholders' equity
Preferred stock, $0.001 par value, 50,000,000
  shares authorized:
Preferred stock - Series C, $0.001 par value,
  3,000,000 shares authorized; 500,000 shares
  issued and outstanding                                                     --
Preferred stock - Series D, $0.001 par value,
  1,000,000 shares authorized; 1,000,000 and
  1,000,000 shares issued and outstanding,
  respectively                                                            1,000
Additional paid-in capital - preferred                                  304,000
Common stock, $0.001 par value, 150,000,000
  shares authorized; 99,016,000 shares issued,
  98,592,000 outstanding                                                 99,000
Additional paid-in capital - common                                  86,733,000
Stock, options, and warrants - unamortized                             (214,000)
Treasury stock, 424,000 shares at cost                                  (72,000)
Accumulated other comprehensive income                                 (946,000)
Accumulated deficit                                                 (65,990,000)
                                                                   ------------
    Total stockholders' equity                                       19,915,000
                                                                   ------------

Total liabilities and stockholders' equity                         $ 26,171,000
                                                                   ============

See accompanying notes to consolidated financial statements.

                               VITAL LIVING, INC.
                      Consolidated Statements of Operations

                                                       Year Ended December 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------


Revenue                                            $  4,161,000    $    498,000
Cost of goods sold                                    2,801,000         237,000
                                                   ------------    ------------
     Gross profit                                     1,360,000         261,000
                                                   ------------    ------------

Administrative expenses
    Salaries and benefits                               992,000      11,449,000
    Professional and consulting fees                  1,676,000       3,203,000
    Selling, general and administrative               1,937,000       1,275,000
    Research and development                          1,180,000         411,000
    Depreciation and amortization                     4,560,000       1,811,000
    Impairment of goodwill and intangibles           14,976,000       6,777,000
                                                   ------------    ------------
        Total administrative expenses                25,321,000      24,926,000
                                                   ------------    ------------
Net loss from operations                            (23,961,000)    (24,665,000)
Other income (expense)
    Other expense                                    (2,036,000)     (2,541,000)
                                                   ------------    ------------
Net loss before discontinued operations             (25,997,000)    (27,206,000)
                                                   ------------    ------------
Discontinued operations
    Loss from operations                             (2,772,000)       (729,000)
    Gain (loss) on disposal                             597,000
                                                   ------------    ------------
Loss from discontinued operations                    (2,175,000)       (729,000)
                                                   ------------    ------------
Net loss                                            (28,172,000)    (27,935,000)
                                                   ------------    ------------

Deemed dividend associated with beneficial
  conversion of preferred stock                        (126,000)     (1,643,000)
Preferred stock dividend                               (300,000)       (585,000)
                                                   ------------    ------------
Net loss available to common stockholders          $(28,598,000)   $(30,163,000)
                                                   ============    ============

Basic and diluted loss per share before
  discontinued operations                          ($      0.40)   ($      0.85)
Gain (loss) from discontinued operations           ($      0.03)   ($      0.02)
Preferred stock dividend                           ($      0.01)   ($      0.07)
                                                   ------------    ------------
Basic and diluted loss per share available to
  common stockholders                              ($      0.44)   ($      0.94)
                                                   ============    ============
Weighted average basic and diluted common stock
  outstanding                                        64,878,000      31,992,000
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                               VITAL LIVING, INC.
                      Consolidated Statements of Cash Flows

                                                              Year Ended December 31,
                                                               2004            2003
                                                           ------------    ------------
Cash flows from operating activities:
    Net loss                                               $(28,172,000)   $(27,935,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                         4,560,000       1,827,000
        Impairment of goodwill                               14,976,000       6,777,000
        Warrants issued, beneficial conversion, and
          amortization of costs associated with senior
          convertible notes                                     765,000       2,050,000
        Issuance of common stock for services                   754,000         693,000
        Issuance of common stock for shareholder penalty
          interest                                              287,000         156,000
        Issuance of common stock for compensation               581,000       1,781,000
        Issuance of warrants for services                            --          33,000
        Issuance of warrants for compensation                        --       6,800,000
        Repricing of and modifications to warrants           (1,624,000)      1,781,000
        Amortization of restricted common stock, options
          and warrants issued for services                      941,000         970,000
        Loss on discontinued operations                       2,772,000         728,000
        Gain on disposal of discontiunued operations           (597,000)             --
        Allowance for bad debt                                    5,000         (54,000)
        Inventory reserve                                       360,000        (172,000)
        Loss on disposal of assets                                   --          44,000
    Change in operating assets and liabilities:
        Accounts receivable                                    (197,000)         50,000
        Inventory                                              (454,000)        183,000
        Prepaid expenses and other current assets             1,113,000        (851,000)
        Accounts payable                                        446,000          (3,000)
        Accrued and other current liabilities                   697,000       1,169,000
                                                           ------------    ------------
            Cash used in continuing activities               (2,787,000)     (3,973,000)
            Cash used by discontinued operations               (763,000)       (764,000)
                                                           ------------    ------------
    Net cash used in operating activities:                   (3,550,000)     (4,737,000)
                                                           ------------    ------------

Cash flows from investing activities:
    Purchases of property, equipment and intangibles            (51,000)        (51,000)
    Proceeds from sale of discontinued operations                50,000              --
    Cost of acquisitions, net of cash acquired of
      $291,000 and $78,000, respectively                             --        (416,000)
                                                           ------------    ------------
            Cash used in investing activities                    (1,000)       (467,000)
                                                           ------------    ------------

Cash flows from financing activities:
    Payment on notes and payables to related
      parties, net                                              (31,000)        (57,000)
    Conversion of senior secured convertible to
      common stock                                              393,000              --
    Borrowings on long term debt, net                                --       4,287,000
    Debt issuance costs                                              --        (751,000)
    Purchase of treasury stock                                       --         (72,000)
    Proceeds from sale of common stock, options, and
      warrants,  net of offering costs                        1,932,000          26,000
    Proceeds from sale of preferred stock,
      net of offering costs                                          --       2,127,000
                                                           ------------    ------------
            Cash provided by financing activities             2,294,000       5,560,000
                                                           ------------    ------------

Effect of foreign exchange rates on cash                         (6,000)        (43,000)

Net (decrease) increase in cash                              (1,263,000)        313,000
                                                           ------------    ------------
Cash at beginning of period                                   1,729,000       1,416,000
                                                           ------------    ------------
Cash at end of period                                      $    466,000    $  1,729,000
                                                           ============    ============

See accompanying notes to consolidated financial statements.

                               VITAL LIVING, INC.
                      Consolidated Statements of Cash Flows
                                   (continued)

                                                                                       Year Ended December 31,
                                                                               -----------------   -----------------
                                                                                      2004                2003
                                                                               -----------------   -----------------
Supplemental cash flow information
    Interest paid                                                              $         190,000   $         115,000
                                                                               =================   =================

Non cash investing activities
    Common stock issued for acquisitions and acquisition costs                 $              --   $      47,748,000
                                                                               =================   =================

Non cash financing activites
    Issuance of common stock for services, settlements and interest            $         766,000   $       1,716,000
                                                                               =================   =================
    Issuance of common stock for compensation                                  $         581,000   $       1,781,000
                                                                               =================   =================
    Common stock for Series C Preferre stock offering costs                    $              --   $          74,000
                                                                               =================   =================
    Preferred stock for preferred stock dividend                               $              --   $         380,000
                                                                               =================   =================
    Issuance of common stock for marketable securities                         $       1,070,000   $              --
                                                                               =================   =================
    Issuance of common stock for intangibles                                   $       1,642,000   $              --
                                                                               =================   =================
    Issuance of common stock for common stock offering costs                   $          80,000   $              --
                                                                               =================   =================
    Issuance of warrants and options for services                              $         745,000   $         460,000
                                                                               =================   =================
    Issuance of warrants for common stock offering                             $         625,000   $              --
                                                                               =================   =================
    Issuance of warrants for compensation                                      $              --   $       6,800,000
                                                                               =================   =================
    Warrants for preferred stock offerings                                     $              --   $         229,000
                                                                               =================   =================
    Warrants for preferred stock offering costs                                $              --   $         105,000
                                                                               =================   =================
    Warrants for convertible debt offering                                     $              --   $       2,072,000
                                                                               =================   =================
    Repricing of  and amendments to options and warrants                       $       1,624,000   $       1,781,000
                                                                               =================   =================
    Issuance of Series A preferred stock dividend                              $         250,000   $              --
                                                                               =================   =================
    Issuance of preferred stock for preferred stock dividend in arrears        $         204,000   $              --
                                                                               =================   =================
    Conversion of preferred to common                                          $              --   $       1,304,000
                                                                               =================   =================
    Conversion of Series A preferred stock to common stock                     $       4,516,000   $              --
                                                                               =================   =================
    Conversion of Series B preferred stock to common stock                     $       1,250,000   $              --
                                                                               =================   =================
    Conversion of senior notes and accrued interest                            $              --   $       1,548,000
                                                                               =================   =================
    Beneficial conversion of convertible debt                                  $              --   $       2,190,000
                                                                               =================   =================
    Deemed dividend associated with beneficial conversion of preferred stock   $         127,000   $         623,000
                                                                               =================   =================

See accompanying notes to consolidated financial statements

                               VITAL LIVING, INC.
                 Consolidated Statements of Stockholders' Equity

                                  ------------------Preferred Stock---------------------   --------------Common Stock--------------

                                                              Additional                                                Additional
                                                                Paid-In                                                   Paid-In
                                    Shares       Par Value      Capital       Discount        Shares      Par Value       Capital
                                  ----------   ------------   -----------   ------------   -----------   -----------   ------------
Balance December 31, 2002          3,712,000   $      4,000   $ 6,972,000   ($ 1,147,000)   17,843,000   $    18,000   $   8,021,00
                                  ----------   ------------   -----------   ------------   -----------   -----------   ------------
Series A Preferred stock
  conversion                        (682,000)  ($     1,000)  ($1,303,000)  $         --       682,000   $     1,000   $  1,303,000

Series A Preferred stock
  dividend,                          380,000             --       380,000             --            --            --             --
Series B Preferred stock issued
  for cash,                        1,000,000          1,000       803,000             --            --            --         70,000
Series C Preferred stock issued
  for cash                           500,000             --       100,000             --        62,000            --        337,000
Series C Preferred stock
  beneficial conversion feature           --          1,000       253,000       (253,000)           --            --             --
Series D Preferred stock issued
  for cash                         1,000,000          1,000       814,000             --            --            --             --
Series D Preferred stock
  beneficial conversion feature           --             --       370,000       (370,000)           --            --             --
Amortization of preferred stock
  beneficial conversion features          --             --            --      1,643,000            --            --             --
Common stock issued for services
  and settlements                         --             --            --             --     1,425,000         1,000      1,715,000
Common stock issued for
  compensation                            --             --            --             --     1,300,000         1,000      1,780,000
Common stock issued for
  acquisition of COF                      --             --            --             --     2,754,000         3,000      2,972,000
Common stock issued for
  acquisition of ENI                      --             --            --             --    32,398,000        32,000     42,340,000
Common stock issued for
  acquisition of DFN                      --             --            --             --     1,700,000         2,000      2,400,000
Convertible debt beneficial
  conversion feature                      --             --            --             --            --            --      2,190,000
Convertible debt detachable
  warrants issued                         --             --            --             --            --            --      2,072,000
Options and warrants exercised            --             --            --             --       105,000            --         27,000
Options and warrants issued for
  services                                --             --            --             --            --            --        460,000
Options and warrants issued for
  compensation                            --             --            --             --            --            --      6,800,000
Warrants repriced for an
  employee                                --             --            --             --            --            --      1,526,000
Warrant modification for a
  consultant                              --             --            --             --            --            --        255,000
Amortization of restricted
  common stock, options, and
  warrants issued for services            --             --            --             --            --            --             --
Treasury stock purchase,
  424,000 shares at cost                  --             --            --             --            --            --             --
Comprehensive income:                     --             --            --             --            --            --             --
Change in cumulative
  translation adjustment                  --             --            --             --            --            --             --
Net loss                                  --             --            --             --            --            --             --

Comprehensive Income                      --             --            --             --            --            --             --
                                  ----------   ------------   -----------   ------------   -----------   -----------   ------------
Balance December 31, 2003          5,910,000   $      6,000   $ 8,389,000   ($   127,000)   58,269,000   $    58,000   $ 74,268,000
                                  ----------   ------------   -----------   ------------   -----------   -----------   ------------
Preferred stock conversion        (4,615,000)        (5,000)   (8,289,000)            --     5,068,000         5,000      8,289,000

Beneficial conversion of
  dividend payable                   205,000             --       204,000             --            --            --             --
Amortization of preferred stock
  beneficial conversion features          --             --            --        127,000            --            --             --
Common stock issued for services
  and settlements                         --             --            --             --       653,000         2,000        752,000

Common stock issued for penalty
  shares                                  --             --            --             --       357,000            --        287,000

Commons stock issued for
  marketable securities                   --             --            --             --     5,000,000         5,000      1,065,000
Common stock issued for
  acquisitions of intangibles             --             --            --             --     5,451,000         5,000      1,637,000

Common stock issued for
  compensation                            --             --            --             --       700,000         1,000        580,000
Common stock returned pursuant
  to holdback agreement on
  purchase of ENI                         --             --            --             --      (791,000)       (1,000)    (1,033,000)
Recovery of shares related to
  COF acquisition                         --             --            --             --    (1,850,000)       (2,000)      (553,000)
Common stock issued as dividend
  on Series C Preferred                   --             --            --             --       250,000            --         50,000
Common stock issued as dividend
  on Series B preferred                   --             --            --             --       250,000            --        250,000
Common stock issued in exchange
  for Senior Secured Convertible
  Notes                                   --             --            --             --     1,205,000         1,000        300,000

Sale of common stock                      --             --            --             --     4,095,000         4,000        893,000
Options and warrants exercised            --             --            --             --    19,753,000        20,000      1,015,000

Options and warrants issued for
  services                                --             --            --             --            --            --        245,000

Common stock issued for
  amortiazble services                    --             --            --             --       606,000         1,000        302,000
Amortization of restricted
  common stock, options, and
  warrants issued for services            --             --            --             --            --            --        154,000
Re-pricing of options                     --             --            --             --            --            --     (1,768,000)
Net loss                                  --
Comprehensive income:                     --             --            --             --            --            --             --
Loss on marketable securities             --             --            --             --            --            --             --
Change in cumulative translation
  adjustment                              --             --            --             --            --            --             --

Other comprehensive gain/(loss)           --             --            --             --            --            --             --

Total Comprehensive income:               --             --            --             --            --            --             --

                                  ----------   ------------   -----------   ------------   -----------   -----------   ------------
Balance December 31, 2004          1,500,000   $      1,000   $   304,000   $          0    99,016,000   $    99,000   $ 86,733,000
                                  ==========   ============   ===========   ============   ===========   ===========   ============


                               VITAL LIVING, INC.
                 Consolidated Statements of Stockholders' Equity
                                  (continued)

                                     Stock,                 Accumulated
                                  Options and                 Other
                                    Warrants    Treasury   Comprehensive    Retained     Comprehensive  Stockholders'
                                  Unamortized    Stock     Income (Loss)    Deficit         Income         Equity
                                  -----------   --------   ------------   ------------   ------------   ------------
Balance December 31, 2002         ($  982,000)  $      0   $         --   ($ 7,228,000)            --   $  5,658,000
                                  -----------   --------   ------------   ------------   ------------   ------------
Series A Preferred stock
  conversion                      $        --   $     --   $         --   $         --             --   $          0
Series A Preferred stock
  dividend,                                --         --             --       (585,000)            --   ($   205,000)
Series B Preferred stock issued
  for cash,                                --         --             --             --             --        874,000
Series C Preferred stock issued
  for cash                                 --         --             --             --             --        437,000
Series C Preferred stock
  beneficial conversion feature            --         --             --             --             --          1,000
Series D Preferred stock issued
  for cash                                 --         --             --             --             --        815,000
Series D Preferred stock
  beneficial conversion feature            --         --             --             --             --             --
Amortization of preferred stock
  beneficial conversion features           --         --             --     (1,643,000)            --             --
Common stock issued for services
  and settlements                    (569,000)        --             --             --             --      1,147,000
Common stock issued for
  compensation                             --         --             --             --             --      1,781,000
Common stock issued for
  acquisition of COF                       --         --             --             --             --      2,975,000
Common stock issued for
  acquisition of ENI                       --         --             --             --             --     42,372,000
Common stock issued for
  acquisition of DFN                       --         --             --             --             --      2,402,000
Convertible debt beneficial
  conversion feature                       --         --             --             --             --      2,190,000
Convertible debt detachable
  warrants issued                          --         --             --             --             --      2,072,000
Options and warrants exercised             --         --             --             --             --         27,000
Options and warrants issued for
  services                            (16,000)        --             --             --             --        444,000
Options and warrants issued for
  compensation                             --         --             --             --             --      6,800,000
Warrants repriced for an
  employee                                 --         --             --             --             --      1,526,000
Warrant modification for a
  consultant                               --         --             --             --             --        255,000
Amortization of restricted
  common stock, options, and
  warrants issued for services        970,000         --             --             --             --        970,000
Treasury stock purchase,
  424,000 shares at cost                   --    (72,000)            --             --             --        (72,000)
Comprehensive income:                      --         --             --             --             --             --
Change in cumulative
  translation adjustment                   --         --        (43,000)            --             --        (43,000)
Net loss                                   --         --             --    (27,935,000)            --    (27,935,000)
                                                                                                        ------------
Comprehensive Income                       --         --             --             --             --    (27,978,000)
                                  -----------   --------   ------------   ------------   ------------   ------------
Balance December 31, 2003         ($  597,000)  ($72,000)  ($    43,000)  ($37,391,000)            --   $ 44,491,000
                                  -----------   --------   ------------   ------------   ------------   ------------
Preferred stock conversion                 --         --             --             --             --             --

Beneficial conversion of
  dividend payable                         --         --             --             --             --        204,000
Amortization of preferred stock
  beneficial conversion features           --         --             --       (127,000)            --             --
Common stock issued for services
  and settlements                          --         --             --             --             --        754,000

Common stock issued for penalty
  shares                                   --         --             --             --             --        287,000

Commons stock issued for
  marketable securities                    --         --             --             --             --      1,070,000
Common stock issued for
  acquisitions of intangibles              --         --             --             --             --      1,642,000

Common stock issued for
  compensation                             --         --             --             --             --        581,000
Common stock returned pursuant
  to holdback agreement on
  purchase of ENI                          --         --             --             --             --     (1,034,000)
Recovery of shares related to
  COF acquisition                          --         --             --             --             --       (555,000)
Common stock issued as dividend
  on Series C Preferred                    --         --             --        (50,000)            --             --
Common stock issued as dividend
  on Series B preferred                    --         --             --       (250,000)            --             --
Common stock issued in exchange
  for Senior Secured Convertible
  Notes                                    --         --             --             --             --        301,000

Sale of common stock                       --         --             --             --             --        897,000
Options and warrants exercised             --         --             --             --             --      1,035,000

Options and warrants issued for
  services                           (245,000)        --             --             --             --             --

Common stock issued for
  amortiazble services               (303,000)        --             --             --             --             --
Amortization of restricted
  common stock, options, and
  warrants issued for services        787,000         --             --             --             --        941,000
Re-pricing of options                 144,000         --             --             --             --     (1,624,000)
Net loss                                   --         --             --     (28,172,000)           --    (28,172,000)
Comprehensive income:                      --         --             --             --             --             --
Loss on marketable securities              --         --       (897,000)            --             --             --
Change in cumulative translation
  adjustment                               --         --         (6,000)            --             --             --
                                                           ------------
Other comprehensive gain/(loss)            --         --       (903,000)      (903,000)            --       (903,000)
                                                                          ------------
Total Comprehensive income:                --         --             --    (29,075,000)            --    (29,075,000)
                                  -----------   --------   ------------   ------------   ------------   ------------
Balance December 31, 2004         ($  214,000)  ($72,000)  ($   946,000)  ($65,990,000)            --   $ 19,915,000
                                  ===========   ========   ============   ============   ============   ============

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

                                VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

      Investments in marketable securities

      Investments in marketable securities consist of corporate equity securities which are stated at market value. The Company currently classifies all investment securities as available-for-sale. Unrealized gains and losses on such securities, net of the related income tax effect, are excluded from earnings and report as a separate component of stockolders' equity until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities sold.

      Investments in marketable securities consisted of the following at December 31, 2004:

                                                                    Fair
                         Cost          Gains         Losses         Value
                      ----------------------------------------------------------
Equity securities     $ 1,070,000     $   --      $ (897,000)      $173,000

      During the year ended December 31, 2004, the Company invested in common stock of Langely Park, an entity traded on the London stock exchange. The Company acquired these shares by issuing 5,000,000 shares of its common stock valued at eh $0.21 per share trading value on the date the Company made the investment. On the basis of the trading value of Langely at December 31, 2004 the Company has written down its investment to the estimated fair value and the unrealized loss of $897,000 is recorded in other comprehensive income.

      Accounts Receivable

      The Company determines any required allowance by considering numerous factors including the length of time trade accounts receivable are past due and the Company's previous loss history. Receivables are considered past due when they are unpaid greater than 90 days. The Company records and allowance for accounts when they become uncollectible, and payments subsequently received on such accounts are reflected as a reduction of that allowance. The allowance for doubtful accounts was $437,000 at December 31, 2004.

      Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of products available for sale or raw materials. At December 31, 2004 inventories for resale were $141,000 net of a reserve of $379,000. During the year ended December 31, 2004, the Company provided an allowance of $325,000 for inventory related to its X-Fat product line.

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

                                VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

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

      Deferred charges

      We capitalize costs associated with the issuance of debt instruments. We amortize these costs are amortized on a straight-line basis over the term of the debt instruments. Amortization expense was $765,000 and $231,000 for the years ended for the year ended December 31, 2004 and 2003 respectively. These amounts are recorded as a component of interest expense.

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

                                VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

      Research and development

      We expense research and development costs relating to both present and future products when incurred. Research and development costs amounted to $1,180,000 and $411,000 for the years ended December 31, 2004 and 2003, respectively.

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

            Convertible preferred stock                    619,000
            Convertible debt                            19,283,000
            Warrants                                       815,000
            Employee options                               401,000
                                                        ----------
                                                        21,118,000
                                                        ==========

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

                                VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

                                                       2004                2003
                                                       ----                ----
Expected life in years                                 3.00                4.00
Expected stock price volatility                         37%                 33%
Risk-free interest rate                                3.72%               3.14%
Average fair value per option/warrant                  $0.59               $0.68

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
Deduct:

        Stock based employee compensation
          determined under fair value based
          method for all awards, net of related
          tax effects                                              (54,083)     (1,356,000)
                                                              ------------    ------------

Net loss - pro forma                                           (28,055,903)    (27,765,000)
Deemed dividend associated with beneficial
  conversion of preferred stock                                   (126,000)     (1,643,000)
Series A Preferred stock dividend                                 (300,000)       (585,000)
                                                              ------------    ------------
Net loss available to common stockholders
  - pro forma                                                 $(28,481,903)   $(29,993,000)
                                                              ------------    ------------

Basic and diluted loss per share - as reported
Basic and diluted loss per share - as reported                $      (0.43)   $      (0.87)
Basic and diluted loss per share available to
  common stockholders - as reported                           $      (0.44)   $      (0.94)
Basic and diluted loss per share - pro forma                  $      (0.44)   $      (0.87)
Basic and diluted loss per share available to
  common stockholders - pro forma                             $      (0.44)   $      (0.94)

Weighted average basic and diluted common stock outstanding     64,878,000      31,992,000
                                                              ============    ============

      The Company granted warrants to its CEO in 2003. These warrants were subsequently re-priced. As a result of this re-pricing, the award is now accounted as a variable award. Due to a decline in the trading price of the Company's common stock, there was a reduction in personnel costs of $1,468,000 for the adjustments of the variable award.

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

                                VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

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

      During 2004, based our continually monitoring of the fair value of both the goodwill and intangible assets recorded as a result of the ENI acquisition, certain intangible asset impairment determinations were concluded and during 2004, $15.0 million was deemed impaired.

      Doctors For Nutrition, Inc.

      On October 14, 2003, we acquired 100% of the outstanding common stock of DFN, a privately held California corporation. The acquisition purchase price of $2.7 million consisted of 3,100,000 shares of our common stock. Included in the acquisition costs were 50,000 shares of common stock issued to financial advisors. Goodwill recorded in this transaction is not deductible for federal income tax purposes. During 2004 an additional 1,400,000 shares of our common stock were granted to the previous owners of Doctors for Nutrition with a value of $308,000. This amount was recorded as an addition to Goodwill.

      Wellness Watchers Systems, LLC.

      On August 17, 2004, we consummated a joint venture with Wellness Watchers International, Inc., or WWI, and together formed Wellness Watchers Systems, LLC, or WWS. As of December 31, 2004, WWS was owned equally by us and WWI. The operating agreement gave us overall operating responsibility. WWS is consolidated within the financial statements of the Company at December 31, 2004. WWS manufactures a proprietary brand of dietary protein powder called Dream Protein(R), which is directly marketed to the health practitioners together with our GreensFIRST(R) product. WWS plans to introduce complementary products that will be marketed as part of WWS' Healthy Living Program(R). Part of WWI's contribution to WWS was the exclusive licensing of certain products, client lists, and marketing strategies, which included Dream Protein(R). WWS has developed a unique marketing strategy that channels products directly to health practitioners. We paid WWI $805,000 for its 50% interest in WWS. The purchase price consisted of 3,000,000 shares of our common stock along with a $25,000 cash payment. Prior to forming WWS, WWI had no prior operating history. During 2004, WWS had total revenue of $400,000. Pursuant to the WWS operating agreement, we are responsible for all operating loss incurred. Accordingly, we have not reported any minority interest during 2004. During February 2005, we acquired 100% interest in WWS by issuing an additional 1,000,000 shares of common stock. In conjunction with the 100% acquisition of WWS and certain other marketing and operation strategic productivity decisions, we have consolidated the operations of WWS into DFN during the first quarter of 2005.

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

      Presented below are the unaudited pro forma consolidated results of operations for the years ended:

                                VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

                                                            December 31,
                                                   ----------------------------
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
common stockholders

NOTE 4 - PROPERTY AND EQUIPMENT-

      Property and equipment consists of the following at December 31:

                                          2004
                                       ---------
      Computer hardware and software   $ 132,000
      Office Furniture and fixtures       39,000
      Machinery and equipment             32,000
      Leasehold improvements                   0
                                       ---------
      Gross property and equipment       203,000
      Less accumulated depreciation     (133,000)
                                       ---------
      Net property and equipment       $  70,000
                                       ---------


      Depreciation expense was $37,000 for 2004.

                                VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

NOTE 5 - INTANGIBLE ASSETS-

      Intangible assets consisted of the following at December 31:


                                                        2004
                                      -----------------------------------------
                                         Gross Carrying
                                              Amount            Accumulated
                                      (net of impairment)       Amortization
                                      -------------------   -------------------

License agreement - Geomatrix         $        24,082,000   $        (3,298,000)
Marketing agreement                             2,577,000            (2,577,000)
Trademarks and patents                             20,000                (5,000)
                                      -------------------   -------------------
Total amortizable intangible assets   $        26,679,000   $        (5,880,000)
                                      -------------------   -------------------
Unamortizable intangible assets
          Goodwill                    $         3,226,000


                                            Estimated           Accumulated
                                           Amortization         Amortization
                                             Expense              Expense
                                       -------------------   -------------------

For the year ended December 31, 2005   $         2,429,000   $         8,309,000
For the year ended December 31, 2006             2,429,000            10,738,000
For the year ended December 31, 2007             2,429,000            13,167,000
For the year ended December 31, 2008             2,429,000            15,596,000
For the year ended December 31, 2009             2,429,000            18,025,000
For the year ended December 31, 2010             2,429,000            20,454,000
For the year ended December 31, 2011             2,429,000            22,883,000
For the year ended December 31, 2012             2,429,000            25,312,000
For the year ended December 31, 2013             1,367,000            26,679,000
                                       -------------------   -------------------
Totals                                 $        20,799,000   $        26,679,000
                                       -------------------   -------------------


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
                                       ==========


      Our primary intangibles, other than goodwill discussed above, with a gross inttangible value of $26,679,000 at December 31, 2004, were obtained in the 2003 acquisition of ENI and consist of a licensing agreement for the licensing of the GEOMATRIX(R) technology and certain marketing rights to pharmaceutical sales using GEOMATRIX(R) in the Peoples Republic of China, Taiwan, and Hong Kong.

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

      In December 2003, we borrowed an aggregate principal amount of approximately $4.58 million in the form of Senior Secured Convertible Notes (the "Secured Notes"), due December 17, 2008, in a private placement, subject to certain registration rights, thereby converting the Bridge Notes as described above, generating cash proceeds of $2.5 million, net of cash debt issue costs of $538,000. At time of issuance the Secured Notes bore interest at a rate of 12% per annum, 8% of which is payable semi-annually in cash each June and December, while 4% per annum could be paid, at our discretion, in cash or our common stock at a price equal to the ten-day average trading price of our common stock five business days prior to the relevant interest payment date. A total of $550,000, or an amount equal to the first two semi-annual interest payments at 12%, was placed in an interest bearing escrow account at December 31, 2003 and was recorded in Prepaid Expenses and Other Current Assets. In October 2004, we agreed with the holders of the Secured Notes and warrants to reduce the conversion price and exercise price of those securities to $0.25 per share. Two noteholders converted their notes as of December 31, 2004. There was no expense recorded relative to the reduction in the conversion price. The reduction of the conversion price is permanent and there was no time limit placed on the reduced conversion price, therefore it was determined not to be a an inducement to convert as that term is defined in Statement of Financial Accounting Standards No. 84 Induced Conversions of Convertible Debt . In exchange for this reduction:

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
                                                                      ----------

                                VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

      Aggregate maturities of long-term debt for the subsequent five years ending December 31 are as follows:

                                2005   $  401,000
                                2006           --
                                2007           --
                                2008    4,286,000
                                       ----------
                               Total   $4,687,000
                                       ----------

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

      We lease office space under non-cancellable operating leases that expire through 2007. Future minimum lease payments under non-cancellable operating leases for the subsequent five years ending December 31 are approximately as follows:

                                      2005     $ 82,000
                                      2006       82,000
                                      2007       27,000
                                      2008
                                      2009
                                               --------
                                               --------
                        Total                  $191,000
                                               ========

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

                                                                       Issued &
        Capital Stock                 Par Value     Authorized       Outstanding
        -------------                 ---------     ----------       -----------

Common Stock                          $    0.001   150,000,000        99,016,000
Preferred Stock                       $    0.001     3,000,000         1,500,000

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

      During 2004, 791,000 shares were retuned to us as required by the term of the ENI acquisition agreement. Additionally, the Company received 1,850,000 shares valued at $555,000 that were returned in connection with the agreement to unwind the COF acquisition.

      Common Stock Issued to an Employee

      During the 2004 and 2003 we issued 700,000 and 1,300,000 shares of common stock to a former employee valued at $581,000 and $6,000,000 million as consideration for early termination of an employment contract during 2004 and compensation related to the closing for various 2003 acquisitions, respectively.

      Common Stock Issued for Services and Settlements

      In order to fund operating activities, we, from time to time, issue common stock in lieu of cash in exchange for goods or services.

      During the years ended December 31, 2004 and 2003, we issued 653,000 and 1,425,000 shares of restricted common stock with a value of $754,000 and $1,716,000 respectively, in consideration for consulting, investment banking, or other services rendered, compensation, release of debt, and various other claims that parties may have had against the Company.

      Additionally, during 2004, we issued 357,000 shares of our common stock valued at 287,000 related to penalties for not having an effective registration statement as required for the December 2003 private placement.

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

                                VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

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

      Pursuant to a registration rights agreement related to a November 2002 private placement of 1,368,000 shares of common stock, we were required to file and have declared effective a registration statement to register the shares of common stock issued and shares that might be issued upon exercise of the Series B Warrants and Series C Warrants from the private placement prior to March 20, 2003. We failed to have the registration statement declared effective by the deadline; as a result, we owed the investors liquidated damages equal to 2% per month of the purchase price of these securities, calculated on a pro rata basis to the date on which the registration statement was ultimately declared effective. During 2003, we reached an agreement with some of the investors to pay such damages in 328,000 shares of our common stock, valued at approximately $367,000. During 2004 we issued an additional 357,000 shares valued at approximately $287,000.

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

                                VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

      During 2003, holders of 682,000 shares of Series A Preferred Stock converted such shares into 682,000 shares of common stock. As a condition to conversion, we granted 136,000 warrants with an exercise price of $2.00 per share. The value of the converted Series A Preferred Stock was $1.3 million and the value of the warrants was $55,000 using the Black-Scholes option-pricing model. Dividends are cumulative and are to be paid every six months from the date of issuance for a total of 18 months with no obligation to pay dividends thereafter. During June 2003, 380,000 additional shares of Series A Preferred Stock valued at $380,000 were issued in satisfaction of dividends owed to holders of Series A Preferred Stock and at December 31, 2003, declared and unpaid dividends of $204,000 were accrued and will be paid by the issuance of Series A Preferred Stock for a total dividend of $585,000 (or $0.02 per share). At December 31, 2003, 3,400,000 shares of Series A Preferred Stock remained outstanding pending the issuance of a like amount of common stock.

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

                                VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

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

      4.    Redemption. We have no rights to redeem the Series D Preferred
            Stock.

                                VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

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

                                VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

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

                                VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

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

                            2004                               2003
               ---------------------------------   ----------------------------
               Number       Fair      Exercise     Number      Fair    Exercise
               Granted      Value       Price      Granted     Value     Price
               -------     -------   -----------   -------    -------    -----
Options        150,000    $ 88,500   $      0.65    40,000   $ 16,000    $1.40
Warrants       300,000     181,000   $0.25-$1.30   743,000    444,000    $1.00
               -------------------   -----------   -------    -------    -----
               450,000    $269,500                 783,000   $460,000
               -------------------                 ------------------

                                VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

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

      Summary of Options and Warrants

      A summary of stock option activity for the years ended December 31 is as follows:

                                VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

                                                     2004                     2003
                                            ----------------------   ----------------------
                                                          Weighted                 Weighted
                                                           Average                  Average
                                                          Exercise                 Exercise
                                              Shares        Price     Shares         Price
                                            ---------     --------   ---------     --------
Outstanding at beginning of period          3,039,000     $   0.93   3,385,000     $   0.87
Granted                                       375,000     $   0.59     654,000     $   1.21
Cancelled                                  (2,750,000)    $   0.91          --           --
Exercised                                    (263,000)    $   0.10  (1,000,000)    $   0.35
                                            ---------     --------   ---------     --------
Outstanding at end of period                  401,000     $   0.87   3,039,000     $   0.93
                                            ---------     --------   ---------     --------
Exercisable at end of period                  339,000     $   0.77   1,764,000     $   1.10
                                            =========     ========  ==========     ========

      Information about stock options outstanding at December 31, 2004 is as follows:

                               Options Outstanding                    Options Exercisable
                    -----------------------------------------     ---------------------------
                                    Weighted
                                     Average        Weighted                        Weighted
                                    Remaining       Average                         Average
 Range of Exercise    Shares        Contractual     Exercise        Shares          Exercise
      Prices        Outstanding       Life           Price        Exercisable        Price
-------------     -----------     -----------     -----------     -----------     -----------
$0.35 - $1.00         401,000             3.9     $      0.87         339,000     $      0.91
$1.40 - $1.50              --              --              --              --              --
$2.00 - $3.00              --              --              --              --              --
                  -----------     -----------     -----------     -----------     -----------
                      401,000                                         339,000
                  -----------                                     -----------


A summary of warrant activity for the years ended December 31 is as follows:

                                                  2004                              2003
                                       ----------------------------     ----------------------------
                                                         Weighted                         Weighted
                                                          Average                         Average
                                                         Exercise                         Exercise
                                         Shares            Price           Shares           Price
                                       -----------      -----------     -----------      -----------
Outstanding at beginning of period      26,475,000      $      0.91       7,775,000      $      1.32
Granted                                 25,196,000      $      0.22      18,730,000      $      0.87
Cancelled                                       --               --              --               --
Exercised                              (19,856,000)     $      0.10         (30,000)     $      0.01
                                       -----------                      -----------
Outstanding at end of period            31,815,000      $      0.46      26,475,000      $      0.91
                                       -----------                      -----------

Exercisable at end of period            31,815,000      $      0.46      25,538,000      $      0.91
                                       -----------                      -----------

                                VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

Information about warrants outstanding at December 31, 2004 is as follows:

                       Warrants Outstanding & Exercisable
                       ----------------------------------
      Weighted                                Weighted
      Average                                  Average            Weighted
      Range of                                Remaining            Average
      Exercise             Shares            Contractual          Exercise
       Prices            Outstanding             Life               Price
    -------------      --------------      --------------      --------------
    $0.01 - $0.35          26,218,000                4.10      $         0.13
    $0.54 - $1.00           1,015,000                2.98      $         0.95
    $1.30 - $1.65           4,000,000                3.52      $         1.43
    $        2.00             582,000                2.42      $         1.43
                       --------------
                           31,815,000                4.00      $         0.35


NOTE 11 - INCOME TAXES

      Components of the deferred tax asset (liabilities) as of December 31 are as follows:


                                                   2004               2003
                                               ------------        ------------
Net operating loss carryforwards               $ 10,140,000        $  6,362,000
Deferred compensation                             3,297,000           3,108,000
Prepaids                                            161,000                   0
Inventories                                         130,000                   0
Amortizable intangibles                           8,024,000           1,079,000
Other temporary differences                          58,000              61,000
                                               ------------        ------------
                                                 21,810,000          10,610,000
Less valuation allowance                        (21,810,000)        (10,610,000)
                                               ------------        ------------
                                               $         --        $         --
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

      A reconciliation of statutory to effective income tax rates is as follows for years ended December 31:

                                      2004                       2003
                            ----------------------     -----------------------
Federal statutory rates     -34%      $ (9,578,000)       -34%     $ (9,498,000)
State                        -6%        (1,690,000)        -6%       (1,676,000)
Valuation allowance          40%            67,000         40%       11,174,000
Other                        --         11,201,000         --
                            ----------------------     -----------------------
   Effective rate             0%      $         --          0%     $        --
                            ======================     =======================

                                VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

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

                                VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

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


      We have several agreements with HCFP/Brenner Securities, LLC ("Brenner"), a stockholder, to provide consulting, investment, or financial services. During 2004, the following amounts were paid to Brenner in exchange for such services:


                                                                      Options & Warrants
                                                                -------------------------------
                                                                                                   Fair Market
                                                                                                     Value of
Matter                           Cash             Stock             Number       Exercise Price     Securities
-------------------          --------------   --------------    --------------   --------------   --------------
Consulting Services          $           --          300,000               --              N/A   $      135,000
Investment Services          $       19,000               --        2,141,000    $0.10 - $0.25   $      266,000


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

      We have several agreements with Sloan Securities Corp ("Sloan") to provide consulting, investment, or financial services. During 2004, the following amounts were paid to Sloan (or its designees) in exchange for such services:

                                                Options & Warrants
                                               ---------------------
                                                                     Fair Market
                                                           Exercise    Value of
Matter                   Cash        Stock       Number     Price     Securities
--------------------   ---------   ---------   ---------   ---------   ---------
Investment Services    $  45,338          --     453,000   $    0.10   $  59,000

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

                                VITAL LIVING, INC
                   Notes to Consolidated Financial Statements

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