Form 10QSB/A
period 2005-03-31
VITAL LIVING INC
filed 2005-07-12
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
FORM 10-QSBA

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Note : Amendment No. 1 is being filed to amend the financial statements included in the report along with, the notes to the consolidated financial statements and management’s discussion and analysis..

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

VITAL LIVING, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004
Assets	(Unaudited )	(Audited )
Current assets:
Cash and cash equivalents	$122,000	$466,000
Accounts receivable, trade; net of allowance for doubtful accounts of $38,000 and $37,000, respectively.	547,000	446,000
Inventory, net of reserve of $379,000 for both periods.	57,000	141,000
Marketable securities	173,000	173,000
Prepaid expenses and other current assets	61,000	71,000
Total current assets	960,000	1,297,000

Other assets
Deferred debt issuance costs, net of accumulated amortization of $500,000 and $450,000, respectively.	716,000	766,000
Property and equipment, net	64,000	70,000
Goodwill	3,296,000	3,226,000
License agreement – GEOMATRIX®, net	20,177,000	20,784,000
Other intangible assets, net	15,000	15,000
Other non-current assets	28,000	13,000
Total other assets	24,296,000	24,874,000

Total assets	$25,256,000	$26,171,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,548,000	$1,981,000
Accrued and other current liabilities	1,882,000	1,728,000
Current notes payable	472,000	401,000
Total current liabilities	3,902,000	4,110,000

Long-term debt, net of unamortized debt discount of $2,003,000 and $2,140,000, respectively.	2,283,000	2,146,000
Total liabilities	6,185,000	6,256,000

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock - Series C, $0.001 par value, 3,000,000 shares authorized; 500,000 shares issued and outstanding	—	—
Preferred stock - Series D, $0.001 par value, 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Additional paid-in capital – preferred	304,000	304,000
Common stock, $0.001 par value, 150,000,000 shares authorized; 101,387,000 shares issued, 98,592,000 outstanding	101,000	99,000
Additional paid-in capital – common	86,848,000	86,733,000
Stock, options, and warrants – unamortized	(391,000)	(214,000)
Treasury stock, 424,000 shares at cost	(72,000)	(72,000)
Accumulated other comprehensive loss	(946,000)	(946,000)
Accumulated deficit	(66,774,000)	(65,990,000)
Total stockholders’ equity	19,071,000	19,915,000

Total liabilities and stockholders’ equity	$25,256,000	$26,171,000

See accompanying notes to financial statements.

VITAL LIVING, INC.
Consolidated Statements of Operations

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)

Revenue	$1,262,000	$943,000
Cost of goods sold	671,000	508,000
Gross profit	591,000	435,000

Administrative expenses
Salaries and benefits	131,000	855,000
Professional and consulting fees	102,000	206,000
Selling, general and administrative	115,000	461,000
Research and development	30,000	298,000
Depreciation and amortization	614,000	1,229,000
Total administrative expenses	992,000	3,049,000
Net loss from operations	(401,000)	(2,614,000)
Other income (expense)
Interest expense	(321,000)	(411,000)
Net loss before discontinued operations	(722,000)	(3,025,000)
Discontinued operations
Loss from operations	—	(349,000)
Loss from discontinued operations	—	(349,000)

Net loss available to common stockholders	$(722,000)	$(3,374,000)

Basic and diluted loss per share before discontinued operations	($0.01)	($0.05)
Gain (loss) from discontinued operations	$0.00	($0.01)
Basic and diluted loss per share available to common stockholders	($0.01)	($0.06)

Weighted average basic and diluted common stock outstanding	99,465,000	60,538,000

See accompanying notes to financial statements.

Vital Living, Inc.
Consolidated Statements of Cash Flows
	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(722,000)	$(3,374,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	614,000	1,228,000
Warrants issued, beneficial conversion, and amortization of costs associated with senior convertible notes	186,000	186,000
Repricing of and modifications to warrants	(174,000)	(510,000)
Amortization of restricted common stock, options and warrants issued for services	9,000	110,000
Loss on discontinued operations	—	349,000
Allowance for bad debt	—	12,000
Inventory reserve	—	36,000
Change in operating assets and liabilities:
Accounts receivable	(100,000)	(192,000)
Inventory	84,000	(353,000)
Prepaid expenses and other assets	(5,000)	(167,000)
Accounts payable	(280,000)	51,000
Accrued and other current liabilities	162,000	1,277,000
Cash used in continuing activities	(226,000)	(1,347,000)
Cash used by discontinued operations	—	(104,000)
Net cash used in operating activities	(226,000)	(1,451,000)

Cash flows from investing activities:
Purchases of property, equipment and intangibles	(1,000)	(128,000)
Cash used in investing activities	(1,000)	(128,000)

Cash flows from financing activities:
Payment on notes and payables to related parties, net	—	(97,000)
Payment on notes payables	(117,000)	(60,000)
Proceeds from sale of common stock, net of offering costs	—	414,000
Cash used in/provided by financing activities	(117,000)	257,000

Net decrease in cash and cash equivalents	(344,000)	(1,322,000)
Cash and cash equivalents at beginning of period	466,000	1,729,000
Cash and cash equivalents at end of period	$122,000	$407,000

See accompanying notes to consolidated financial statements.

Vital Living, Inc.
Consolidated Statements of Cash Flows
(continued)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Supplemental cash flow information
Interest paid	$1,000	$115,000

Non cash investing activities
Common stock issued for acquisitions and acquisition costs	$-	$47,748,000

Non cash financing activites
Issuance of common stock for services, settlements and interest	$-	$1,716,000
Issuance of common stock for compensation	$-	$1,781,000
Common stock for Series C Preferre stock offering costs	$-	$74,000
Preferred stock for preferred stock dividend	$-	$380,000
Issuance of warrants and options for services	$-	$460,000
Issuance of warrants for compensation	$-	$6,800,000
Warrants for preferred stock offerings	$-	$229,000
Warrants for preferred stock offering costs	$-	$105,000
Warrants for convertible debt offering	$-	$2,027,000
Repricing of and amendments to options and warrants	$199,000	$1,781,000
Conversion of preferred to common	$-	$1,304,000
Conversion of senior notes and accrued interest	$-	$1,548,000
Beneficial conversion of convertible debt	$-	$2,190,000
Deemed dividend associated with beneficial conversion of preferred stock	$-	$623,000

See accompanying notes to financial statements.

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

We account for our incentive plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees,” and related Interpretations. No stock-based employee compensation (except that related to re-priced warrants in accordance with FIN No. 44) is reflected in net loss, as all options and warrants granted had an exercise price equal to or below the market value of the underlying common stock at the date of grant.

Vital Living, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to our stock-based employee compensation for the three months ended March 31:

	2005	2004

Net loss before discontinued operation	$722,000	$3,025,000
Add:	(190,000)	—
Stock based compensation included in determination of net loss
Deduct:	25,000	—
Stock based employee compensation determined under fair value based method for all awards, net of related tax effects

Net loss – pro forma	$557,000	$3,025,000

Basic and diluted loss per share – as reported
Basic and diluted loss per share – as reported	$0.01	$0.05
Basic and diluted loss per share – pro forma	$0.01	$0.05

Weighted average basic and diluted common stock outstanding	99,465,000	60,538,000

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

Vital Living, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Note 3 - Mergers and Acquisitions

In November 2002, we acquired MAF BioNutritionals, LLC (“MAF”). MAF formulates, markets, and distributes natural and organic food-based, preventative nutraceuticals and therapeutic and functional food products designed to support proactive human cell maintenance and rehabilitation, essential in the prevention and treatment of disease, as well as overall optimal body performance and metabolic function. As further described in note 9, we sold the primary assets of MAF and discontinued its operations in September 2004.

In July 2003, we completed the acquisition of the assets and assumption of certain liabilities of Christopher’s Original Formulas, Inc. (“COF”). Through this acquisition, we gained the exclusive licensing and marketing rights to Christopher’s products, a line of over 300 herbal formulas and products, consisting primarily of naturally occurring organic substances sold to professionals and at retail locations throughout the United States. As further described in note 9, we sold certain assets and liabilities of COF back to the previous owners and discontinued its operations in July 2004.

In August 2003, we completed the acquisition of E-Nutraceuticals, Inc. (“ENI”). In addition, through a collaborative partnership with SkyePharma, PLC, (“Skye”), a UK pharmaceuticals company and a major shareholder of ours, we are in the process of enhancing existing nutraceuticals via FDA-approved, proprietary delivery systems. Pursuant to an amended Development and License Agreement between the parties, we acquired exclusive rights to Skye’s drug delivery technology, GEOMATRIX™, and marketing and royalty rights to pharmaceutical sales using GEOMATRIX™ in the Peoples Republic of China, Taiwan, and Hong Kong.

In October 2003, we completed the acquisition of Doctors For Nutrition, Inc. (“DFN”). DFN’s product line includes GreensFIRST®, a highly concentrated formulation of fruits and vegetables. One serving of the product has the antioxidant power of over 10 servings of fruits and vegetables. We currently distribute GreensFIRST® through health practitioner offices throughout the United States.

During 2005 and 2004, we acquired Wellness Watchers Systems, LLC (“WWS”). Common stock was primarily used as consideration. Based on our analysis of the purchase price, the entire $875,000 purchase price was classified as goodwill on our consolidated Balance Sheet.

Vital Living, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Wellness Watchers Systems, LLC.

On August 17, 2004, we consummated a joint venture with Wellness Watchers International, Inc., or WWI, and together formed Wellness Watchers Systems, LLC, or WWS. As of December 31, 2004, WWS was owned equally by us and WWI. The operating agreement gave us overall operating responsibility. WWS is consolidated within our financial statements at December 31, 2004. WWS manufactures a proprietary brand of dietary protein powder called Dream Protein®, which is directly marketed to the health practitioners together with our GreensFIRST® product. During 2005, WWS introduced complementary products that were marketed as part of WWS’ Healthy Living Program®. Part of WWI’s contribution to WWS was the exclusive licensing of certain products, client lists, and marketing strategies, which included Dream Protein®. WWS has developed a marketing strategy that channels products directly to health practitioners. We paid WWI $805,000 for its 50% interest in WWS. The purchase price consisted of 3,000,000 shares of our common stock along with a $25,000 cash payment. Prior to forming WWS, WWI had no prior operating history. During February 2005, we acquired 100% interest in WWS by issuing an additional 1,000,000 shares of common stock. In conjunction with the 100% acquisition of WWS and certain other marketing and operation strategic productivity decisions, we have consolidated the operations of WWS into DFN during the first quarter of 2005.

Note 4 - Net Loss Per Share

We account for earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share,” which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic EPS begins with income (loss) applicable to common stockholders (net income (loss) less preferred stock dividends) and is based on the weighted average number of common shares outstanding during each period presented. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. In computing basic net loss per share available to common stockholders, net loss is increased by cumulative dividends on preferred stock when they are declared even if they are not paid. If a class of preferred stock contains dividend rights that are not cumulative, then the amount of the dividend is not considered in determining the net loss available to common shareholders until it is paid. For the purpose of diluted earnings per common share, and only if such calculation results in dilution, preferred stock dividends will not reduce earnings; however, the weighted average common shares outstanding would increase representing the amount of common shares into which such preferred stock is currently convertible. During the periods ended March 31, 2005 and 2004, we reported a net loss; thus, the effects of dilutive securities were anti-dilutive, rendering basic and diluted loss per share the same. Convertible preferred stock, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive.

Vital Living, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Intangible assets-

Intangible assets consisted of the following:

	March 31, 2005
	Gross Carrying	Accumulated
	Amount	Amortization
License agreement - Geomatrix	$24,082,000	$(3,905,000)
Marketing agreement	2,577,000	(2,577,000)
Trademarks and patents	21,000	(6,000)

Total amortizable intangible assets	$26,680,000	$(6,488,000)

Unamortizable intangible assets
Goodwill	$3,296,000

	December 31, 2004
	Gross Carrying	Accumulated
	Amount	Amortization
License agreement - Geomatrix	$24,082,000.00	$(3,298,000.00)
Marketing agreement	2,577,000	(2,577,000)
Trademarks and patents	20,000	(5,000)

Total amortizable intangible assets	$26,679,000	$(5,880,000)

Unamortizable intangible assets
Goodwill	$3,226,000

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

As a result of our review, the remaining goodwill was deemed to be fairly stated at March 31, 2005 and December 31, 2004. The goodwill of $3,296,000 is attributable to previous acquisitions as follows:

DFN	$2,421,000
WWS	875,000

Total	$3,296,000

Vital Living, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

•
We may retain our right to identify new product candidates and license them exclusively through the later of December 31, 2017 or the expiration of Skye’s corresponding patents, provided at least four such product candidates are identified us and approved by Skye, or Skye receives $1.0 million in product development fees, per calendar year beginning January 1, 2005.

•	We are obligated to pay Skye royalties equal to 10% of net sales generated from the products, as defined, quarterly in arrears.

Should we fail to meet the above commitments, product selection and license exclusivity rights will terminate at the end of the respective calendar year without effect on rights attained in prior years. As of March 31, 2005, we had failed to make payments to Skye totaling $750,000 related to the ENI Agreement. We are in process of renegotiating the related terms and payments in order to maintain our rights under the ENI Agreements despite the default. These amounts are included in accrued and other current liabilities.

Note 7 - Capital Stock

Common Stock Issued for Services and Settlements

In order to fund operating activities, we, from time to time, issue common stock in lieu of cash in exchange for goods or services.

During the first quarter of 2005, we issued 319,000 shares of our common stock to a vendor in exchange for a complete settlement of a $176,000 obligation.

During February 2005, we acquired the remaining 50% interest in WWS by issuing an additional 1,000,000 shares of our common stock.

Note 8 - Related Party Transactions

Officers and Directors

During the first quarter, we entered into an employment agreement dated as of January 1, 2005 with Stuart Benson providing for the employment of Mr. Benson as our company’s President and Chief Executive Officer. On February 15, 2005, we entered into an employment agreement dated as of January 1, 2005 with Gregg A. Linn providing for the employment of Mr. Linn as our company’s Chief Financial Officer. The employment agreements have initial terms of three years each and are both subject to automatic renewal for successive one-year periods.

Vital Living, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

As of March 31, 2005, COF and MAF had no mateiral net assets remaining on the accompanying consolidated balance sheets.

Vital Living, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after September 30, 2003. The adoption of SFAS No. 149 did not have a material effect on us.

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

In December 2004, the FASB issued a revised Statement 123 (SFAS 123R), “Accounting for Stock-Based Compensation” requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The effective date for this statement is as of the first interim period that begins after June 15, 2005. We are evaluating the impact of this new pronouncement and have not yet estimated the effect of implementation on our financial statements.

ITEM 2. Management’s Discussion and Analysis or Plan of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this filing and in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. The words “believe,”“expect,”“anticipate,”“intend,”“estimate,”“may,”“should,”“could,”“will,”“plan,”“future,”“continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely affect revenues, profitability, cash flows, and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include those set forth in our Form 10-KSB for the year ended December 31, 2004.

Overview

We develop and market nutritional fruit and vegetable supplements, protein supplements, and nutraceuticals products. Through a licensing agreement, we also have certain rights for the use of a pharmaceutical delivery system known as “GEOMATRIX.” Our principal products currently are Greensfirst®, Dream Protein®, and Complete Essentials®. We distribute our products primarily in the following three distribution channels:

•	healthcare practitioners, including physicians, condition specialists, chiropractors, nutritionists, and trainers who promote or prescribe our products;

•
regional nutritional distributors that market our proprietary products and patient selling system directly to healthcare practitioners who utilize our proprietary selling system to market our products directly to consumers; and

•	directly to consumers through call centers and websites.

Results of Operations

The following sets forth selected financial data and its percentage of revenue for the comparative three months ended March 31:

	2005		2004		Increase
	Amount	%	Amount	%	(Decrease)%
Revenue	$1,262,000	100%	$943,000	100%	$319,000	34%
Cost of goods sold	671,000	53%	508,000	53%	163,000	32%
Gross profit	591,000	47%	435,000	47%	156,000	36%
Administrative expenses
Salaries and benefits	131,000	10%	855,000	91%	(724,000)	-85%
Professional and consulting fees	102,000	8%	206,000	22%	(104,000)	-50%
Selling, general and administrative	115,000	9%	461,000	49%	(346,000)	-75%
Research and development	30,000	2%	298,000	32%	(268,000)	-90%
Depreciation and amortization	614,000	49%	1,229,000	130%	(615,000)	-50%
Total	992,000	78%	3,049,000	324%	(2,057,000)	-67%

Net loss from continuing operations	(401,000)	-32%	(2,614,000)	-277%	2,213,000	-85%
Other income (expense)
Interest expense	(321,000)	-25%	(411,000)	44%	90,000	-22%
Net loss from continuing operations	$(722,000)	-57%	$(3,025,000)	-321%	$2,303,000	-76%

Quarter Ended March 31, 2005 Compared with the Quarter Ended March 31, 2004

Revenue: Total revenue for the quarter ended March 31, 2005 was $1,262,000 compared with $943,000 for the quarter ended March 31, 2004, an increase of $319,000. This increase was primarily attributable to comparative revenue growth in our DFN subsidiary.

Cost of Goods Sold and Gross Profit: Cost of goods sold for the quarter ended March 31, 2005 $671,000 compared with $508,000 for the quarter ended March 31, 2004, an increase of $163,000. This increase directly corresponded to the increase in revenues in our DFN subsidiary. Our gross margins in both quarters ended March 31, 2005 and 2004 was 47%.

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

Professional and consulting fees was $102,000 for the quarter ended March 31, 2005 compared with$206,000 for the quarter ended March 31, 2004, for a decrease of $104,000. The decrease was primarily related to our focus on cost containment and expense management.

Selling, general, and administrative expenses for the quarter ended March 31, 2005 was $115,000 compared with $461,000 for the quarter ended March 31, 2004, for a decrease of $346,000. The decrease was primarily related to our focus on cost containment and expense management.

Research and development costs are expensed as incurred and totaled $30,000 for the quarter ended March 31, 2005 compared with $298,000 for the quarter ended March 31, 2004, decreasing $268,000. The decrease was primarily related to the fact that we have previously recorded required quarterly payments of $250,000 in 2004 which are due under our agreements with Skye related to the licensing of the GEOMATRIX® technologies

Depreciation and amortization expense for the quarter ended March 31, 2005 was$614,000 compared with $1,229,000 for the quarter ended March 31, 2004, decreasing $615,000. The decrease was primarily attributable to the complete amortization of the intangible balances related to certain marketing agreements acquired or recorded as part of previous acquisitions.

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

Net loss from continuing operations: Our net loss for the quarter ended March 31, 2005 was $722,000 compared with $3,025,000 for the quarter ended March 31, 2004, for a decrease of $2,303,000. The overall reduction resulted from the combined effects of a 34% quarterly comparative growth in our revenues, which resulted in a 36% growth in our quarterly comparative gross margins combined with the effects the combination of an overall comparative reduction in employees, consolidation of locations into our centralized Phoenix office along with our continued focus on cost containment and expense management.

Liquidity and Capital Resources

At March 31, 2005, we had cash of $122,000.

Cash flows used in operating activities amount to $226,000 and $1,451,000 during the three months ended March 31, 2005 and 2004, respectively, and have decreased substantially over prior year due to the ongoing cost containment, expense management program combined with the effects of the consolidation of our operations into our Phoenix, Arizona offices.

Cash flows used in investing activities decreased by $127,000 to $1,000 during the three months ended March 31, 2005. The net decrease resulted from our initiative to consolidate our operations in Phoenix and the decreased need to purchase property and equipment.

Cash flows used in by financing activities was $117,000 during the three months ended March 31, 2005, compared to cash flows provided by financing activities of $257,000 during the three months ended March 31, 2004. The net reduction of $374,000 resulted primarily from a sale of our common stock in the quarter ended March 31, 2004 partially offset by a net reduction of $40,000 in the comparative quarters related to payments on obligations.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price Afforded To Purchasers	Exemption from Registrations Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion
1/27/05	Common Stock	1,000,000	Common Stock issued in connection with acquisition; no consideration received by us	4(2)	N/A
3/16/05	Common Stock	318,750	Common Stock issued to relieve unsecured liability; We discharged $176,000 of liability.	4(2)	N/A

ITEM 6. Exhibits and Reports on Form 8-K.

(1)	Exhibits filed as part of this Report:

Exhibit No.	Description	Page
31.1	Certification pursuant to Section 13a-14 of the Securities Exchange Act
32.1	Certificate Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	We filed the following reports on Form 8-K during the three months ended March 31, 2005.

Date	Items	Financial Information
February 15, 2005	1.01	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 11, 2005

By:	/s/ Stuart A. Benson
Stuart A. Benson, Chief Executive Officer

By:	/s/ Gregg A. Linn
Gregg A. Linn, Chief Financial Officer