Form 10QSB
period 2005-06-30
VITAL LIVING INC
filed 2005-08-04
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

As of July 31, 2005, there were 104,807,813 shares of common stock outstanding.

Transition Small Business Disclosure Format (Check one): Yes ☐  No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

VITAL LIVING, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$137,000	$466,000
Accounts receivable, trade; net of allowance for doubtful accounts of $37,000 for both periods	728,000	446,000
Inventory, net of reserve of $379,000 for both periods	103,000	141,000
Marketable securities	173,000	173,000
Prepaid expenses and other current assets	74,000	71,000
Total current assets	1,215,000	1,297,000

Other assets
Deferred debt issuance costs, net of accumulated amortization of $550,000 and $500,000, respectively.	667,000	766,000
Property and equipment, net	57,000	70,000
Goodwill	3,296,000	3,226,000
License agreement – GEOMATRIX®, net	19,570,000	20,784,000
Other intangible assets, net	14,000	15,000
Other non-current assets	28,000	13,000
Total other assets	23,632,000	24,874,000
Total assets	$24,847,000	$26,171,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,836,000	$1,981,000
Accrued and other current liabilities	1,843,000	1,728,000
Current notes payable	401,000	401,000
Total current liabilities	4,080,000	4,110,000

Long-term debt, net of unamortized debt discount of $1,866,000 and $2,140,000, respectively.	2,420,000	2,146,000
Total liabilities	6,500,000	6,256,000

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock - Series C, $0.001 par value, 3,000,000 shares authorized; 500,000 and 500,000 shares issued and outstanding, respectively	—	—
Preferred stock - Series D, $0.001 par value, 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Additional paid-in capital – preferred	304,000	304,000
Common stock, $0.001 par value, 150,000,000 shares authorized; 101,387,000 shares issued, 98,592,000 outstanding, respectively	101,000	99,000
Additional paid-in capital – common	86,848,000	86,733,000
Stock, options, and warrants – unamortized	(623,000)	(214,000)
Treasury stock, 424,000 shares at cost	(72,000)	(72,000)
Accumulated other comprehensive loss	(946,000)	(946,000)
Accumulated deficit	(67,266,000)	(65,990,000)
Total stockholders’ equity	18,347,000	19,915,000
Total liabilities and stockholders’ equity	$24,847,000	$26,171,000

See accompanying notes to financial statements.

VITAL LIVING, INC.
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$1,509,000	$883,000	$2,770,000	$1,827,000
Cost of goods sold	682,000	389,000	1,352,000	898,000
Gross profit	827,000	494,000	1,418,000	929,000
Administrative expenses
Salaries and benefits	(88,000)	(174,000)	42,000	680,000
Professional and consulting fees	275,000	500,000	377,000	707,000
Selling, general and administrative	112,000	375,000	227,000	836,000
Research and development	20,000	305,000	50,000	604,000
Depreciation and amortization	615,000	1,229,000	1,229,000	2,457,000
Impairment of goodwill and
intangible assets	—	13,338,000	—	13,338,000
Total administrative expenses	934,000	15,573,000	1,925,000	18,622,000
Net loss from operations	(107,000)	(15,079,000)	(507,000)	(17,693,000)
Other income (expense)
Interest expense	(322,000)	(712,000)	(643,000)	(1,123,000)
Net loss before discontinued operations	(429,000)	(15,791,000)	(1,150,000)	(18,816,000)
Discontinued operations
Loss from discontinued operations	—	(390,000)	—	(739,000)
Net loss	(429,000)	(16,181,000)	(1,150,000)	(19,555,000)

Preferred stock dividend	(62,500)	(250,000)	(125,000)	(250,000)
Deemed dividend associated with
beneficial conversion of preferred stock	—	(127,000)	—	(127,000)
Net loss available to common stockholders	$(491,500)	$(16,558,000)	$(1,275,000)	$(19,932,000)

Basic and diluted loss per share before
discontinued operations	$—	$(0.24)	$(0.01)	$(0.30)
Gain (loss) from discontinued operations	$—	$(0.01)	$—	$(0.01)
Preferred stock dividend	$—	$—	$—	$—
Deemed dividend associated with
beneficial conversion of preferred stock	$—	$—	$—	$—
Basic and diluted loss per share available
to common stockholders	$—	$(0.25)	$(0.01)	$(0.31)
Weighted average basic and diluted
common stock outstanding	101,387,000	64,666,000	99,720,000	62,599,000

See accompanying notes to financial statements.

Vital Living, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,150,000)	$(19,555,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,229,000	2,457,000
Impairment of goodwill and other intangible assets	—	13,338,000
Amortization of costs associated with senior convertible notes	373,000	373,000
Issuance of common stock for services	(141,000)	101,000
Repricing of and modifications to warrants	(498,000)	(1,232,000)
Amortization of restricted common stock, options and warrants
issued for services	102,000	342,000
Loss on discontinued operations	—	738,000
Allowance for bad debt	—	10,000
Inventory reserve	—	(18,000)
Change in operating assets and liabilities:
Accounts receivable	(282,000)	(86,000)
Inventory	38,000	(384,000)
Prepaid expenses and other assets	(19,000)	5,000
Accounts payable	(187,000)	78,000
Accrued and other current liabilities	208,000	1,488,000
Cash used in continuing activities	(327,000)	(2,345,000)
Cash used by discontinued operations	—	(38,000)
Net cash used in operating activities	(327,000)	(2,383,000)

Cash flows from investing activities:
Purchases of property, equipment and intangibles	(2,000)	(134,000)
Cash used in investing activities	(2,000)	(134,000)

Cash flows from financing activities:
Payment on notes and payables to related parties, net	—	(188,000)
Proceeds from exercise of options and warrants
net of offering costs	—	1,149,000
Cash provided by financing activities	—	961,000

Net decrease in cash and cash equivalents	(329,000)	(1,556,000)
Cash and cash equivalents at beginning of period	466,000	1,729,000
Cash and cash equivalents at end of period	$137,000	$173,000

See accompanying notes to financial statements.

Vital Living, Inc.
Consolidated Statements of Cash Flows
(continued)

	Six Months Ended June 30,
	2005	2004
Supplemental cash flow information
Interest paid	$2,000	$31,000

Non cash investing activities
Common stock issued for acquisitions and acquisition costs	$—	$47,748,000

Non cash financing activites
Issuance of common stock for services, settlements and interest	$141,000	$784,000
Issuance of common stock for compensation	$—	$498,000
Common stock for common stock offering costs	$—	$80,000
Preferred stock for preferred stock dividend	$—	$250,000
Preferred stock for preferred stock dividend in arrears	$—	$205,000
Warrants and options for services	$—	$745,000
Warrants common stock offering	$—	$625,000
Repricing of and amendments to options and warrants	$498,000	$1,232,000
Conversion of Series A Preferred to common stock	$—	$4,516,000
Conversion of Series B Preferred to common stock	$—	$1,250,000
Deemed dividend associated with beneficial conversion of preferred stock	$—	$127,000

See accompanying notes to consolidated financial statements.

Vital Living, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Interim Financial Information

We have included the consolidated balance sheet as of June 30, 2005, the consolidated statements of operations for the three months and six months periods ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004. The consolidated balance sheet as of December 31, 2004 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2004. It is our opinion that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as net sales and expenses reported for the periods presented. We regularly assess these estimates and, while actual results may differ, we believe that the estimates are reasonable.

Certain amounts in the consolidated financial statements and notes thereto for prior periods have been reclassified to conform to the current period classifications.

Note 2 - Summary of Significant Accounting Policies

Stock- based compensation

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

Vital Living, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The fair value of our stock-based awards to employees was estimated using the Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock-based awards to employees. The fair value of our stock-based awards (including repriced warrants discussed above) was estimated assuming no expected dividends and the following weighted average assumptions for the six months ended June 30, 2005:

2005
Expected life in years	3.00
Expected stock price volatility	37%
Risk-free interest rate	3.72%
Average fair value per option/warrant	$0.59

For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized over the respective vesting periods.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to our stock-based employee compensation for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net loss before discontinued operations	$(429,000)	$(15,792,000)	$(1,150,000)	$(18,817,000)
Add:
Stock-based compensation included in determination of net loss	(299,000)	—	(498,000)	—
Deduct:

Stock-based employee compensation determined under fair value method for all awards, net of related tax effects	26,000	(54,000)	51,000	(54,000)
Net loss available to common stockholders - Pro Forma	$(702,000)	$(15,846,000)	$(1,597,000)	$(18,871,000)

Basic and diluted loss per share as reported	$(0.01)	$(0.25)	$(0.02)	$(0.30)

Basic and diluted loss per share pro forma	$(0.01)	$(0.25)	$(0.02)	$(0.30)

Weighted average basic and diluted common stock outstanding	101,387,000	64,666,000	99,720,000	62,599,000

Vital Living, Inc.

Notes to Consolidated Financial Statements (Unaudited)

We granted warrants to our CEO in 2003. These warrants were subsequently repriced. As a result of this re-pricing, the award is now accounted as a variable award. Due to a net decline in the trading price of our common stock over the reported periods, the variable award adjustment resulted in a reduction in personnel costs of $299,000 and $199,000 for the three months ended June 30, 2005 and 2004. For six months ended June 30, 2005 and 2004, the variable award adjustment resulted in a reduction of personnel costs of $498,000 and $1,232,000, respectively.

During the first quarter of 2005, we issued 5,100,000 stock options to several our employees. See footnote 8 for further discussion.

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

Vital Living, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In October 2003, we completed the acquisition of Doctors For Nutrition, Inc. (“DFN”). DFN’s product line includes GreensFIRST®, a highly concentrated formulation of fruits and vegetables. One serving of the product has the antioxidant power of over 10 servings of fruits and vegetables. We currently distribute GreensFIRST® through health practitioner offices throughout the United States,

Wellness Watchers Systems, LLC.

On August 17, 2004, we consummated a joint venture with Wellness Watchers International, Inc., or WWI, and together formed Wellness Watchers Systems, LLC, or WWS. As of December 31, 2004, WWS was owned equally by us and WWI. The operating agreement gave us overall operating responsibility. WWS is consolidated within our financial statements at December 31, 2004. WWS manufactures a proprietary brand of dietary protein powder called Dream Protein®, which is directly marketed to the health practitioners together with our GreensFIRST® product. During 2005, WWS introduced complementary products that were marketed as part of WWS’ Healthy Living Program®. Part of WWI’s contribution to WWS was the exclusive licensing of certain products, client lists, and marketing strategies, which included Dream Protein®. WWS has developed a marketing strategy that channels products directly to health practitioners. We paid WWI $805,000 for its 50% interest in WWS. The purchase price consisted of 3,000,000 shares of our common stock along with a $25,000 cash payment. Prior to forming WWS, WWI had no prior operating history. During February 2005, we acquired 100% interest in WWS by issuing an additional 1,000,000 shares of common stock. The total purchase price of WWS was $875,000, which was entirely classified as goodwill. In conjunction with the 100% acquisition of WWS and certain other marketing and operation strategic productivity decisions, we consolidated the operations of WWS into DFN during the first quarter of 2005.

Note 4 - Net Loss Per Share

We account for earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share,” which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic EPS begins with income (loss) applicable to common stockholders (net income (loss) less preferred stock dividends) and is based on the weighted average number of common shares outstanding during each period presented. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. In computing basic net loss per share available to common stockholders, net loss is increased by cumulative dividends on preferred stock when they are declared even if they are not paid. If a class of preferred stock contains dividend rights that are not cumulative, then the amount of the dividend is not considered in determining the net loss available to common stockholders until it is paid. For the purpose of diluted earnings per common share, and only if such calculation results in dilution, preferred stock dividends will not reduce earnings; however, the weighted average common shares outstanding would increase representing the amount of common shares into which such preferred stock is currently convertible. During the periods ended June 30, 2005 and 2004, we reported a net loss; thus, the effects of dilutive securities were anti-dilutive, rendering basic and diluted loss per share the same. Convertible preferred stock, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive. As of June 30, 2005 we did not include the following common stock equivalents in the outstanding share calculation: Senior Secured Convertible Notes, 17,860,193 shares; Convertible Preferred Stock, 1,500,000 shares; Warrants, 26,359,817 shares; Options, 5,100,000 shares.

Vital Living, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Intangible assets-

Intangible assets consisted of the following:

	June 30, 2005
	Gross Carrying	Accumulated
	Amount	Amortization
License agreement - Geomatrix	$24,082,000	$(4,512,000)
Marketing agreement	2,577,000	(2,577,000)
Trademarks and patents	21,000	(6,000)
Total amortizable intangible assets	$26,680,000	$(7,095,000)

Unamortizable intangible assets
Goodwill	$3,296,000

	December 31, 2004
	Gross Carrying	Accumulated
	Amount	Amortization
License agreement - Geomatrix	$24,082,000.00	$(3,298,000.00)
Marketing agreement	2,577,000	(2,577,000)
Trademarks and patents	20,000	(5,000)
Total amortizable intangible assets	$26,679,000	$(5,880,000)

Unamortizable intangible assets
Goodwill	$3,226,000

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

As a result of our review, the remaining goodwill was deemed to be fairly stated at June 30, 2005 and December 31, 2004. The goodwill of $3,296,000 is attributable to previous acquisitions as follows:

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

Should we fail to meet the above commitments, product selection and license exclusivity rights will terminate at the end of the respective calendar year without effect on rights attained in prior years. As of June 30, 2005, we had failed to make payments to Skye totaling $750,000 related to the ENI Agreement. We are in process of renegotiating the related terms and payments in order to maintain our rights under the ENI Agreements despite the default. These amounts are included in accrued and other liabilities.

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

Vital Living, Inc.

Notes to Consolidated Financial Statements (Unaudited)
Note 8 - Related Party Transactions

Officers and Directors

During the first quarter, we entered into an employment agreement dated as of January 1, 2005 with Stuart A. Benson providing for the employment of Mr. Benson as our President and Chief Executive Officer. On February 15, 2005, we entered into an employment agreement dated as of January 1, 2005 with Gregg A. Linn providing for the employment of Mr. Linn as our Chief Financial Officer. The employment agreements each have initial terms of three years and are subject to automatic renewal for successive one-year periods.

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

As part of their compensation packages, we granted to Messers. Benson and Linn, options to purchase 3,000,000 shares and 2,000,000 shares, respectively, of our common stock at an exercise price equal to the closing price of our common stock on the date of execution of the agreements. One-third of the options vest on each of the first three anniversaries following the date of grant.

During the three and six months ended June 30, 2005, $5,000 and $11,000, respectively was either paid directly to or paid on behalf of Mr. Hannah, our Chairman. These amounts were paid for services requested by management that were deemed outside the scope of his role as Chairman.

Note 9 - Discontinued Operations

In order to resolve certain disputes with a former employee of the COF subsidiary, on July 9, 2004, we settled all matters via an execution of a Settlement and Release Agreement calling for the settlement of all claims and the sale of certain assets and liabilities back to the previous owners of COF. As part of the agreement, we paid the previous owners of COF $150,000 in exchange for the return of 2,600,000 shares of our common stock originally paid as part of the acquisition price. In addition, we assigned certain assets and the previous owners of COF assumed certain liabilities of NSI as of the effective date, the previous owners of COF sublet facilities of our company located in Spanish Fork, Utah for a period of one year from the effective date, and executive employment agreements with Robert Scott and James Jeppson executed as part of the COF Acquisition become null and void. Should either party fail to perform its obligations under the agreement, certain rights and options exist allowing the parties to terminate the agreement. During 2004, we paid $50,000 of the $150,000 required payments under the agreement. As of November 15, 2004, we have not received the 2.6 million shares of common stock back from the previous owners of COF; accordingly, we are seeking specific remedies. In September 2004, we were served with a final demand notice from the Internal Revenue Service ("IRS") related to obligations from the previous owners of COF. These amounts were the obligation of the previous owners of COF, which was ratified in the agreement. However, in order for us to avoid any future claims related to this matter, in November 2004, we entered into a settlement agreement with the IRS related to this matter and paid the remaining $100,000 obligation under the agreement directly to the IRS. The IRS has agreed not pursue us related to this matter.

Vital Living, Inc.

Notes to Consolidated Financial Statements (Unaudited)

On September 30, 2004, MAF entered into an agreement to sell all properties, rights, and assets used or useful in connection with its product line, Boulder Bar. This was the primary asset in MAF. MAF received a $50,000 cash payment, a $50,000 promissory note, and the purchaser has agreed to continue serving the debt obligation of approximately $435,000, which is secured by the aforementioned asset. As a result of this transaction, during 2004, we recorded an impairment charge related to the remaining $104,000 of intangible assets related to the MAF acquisition and a charge of $38,000 related to other MAF assets deemed to be of no remaining value.

As of June 30, 2005, COF and MAF had no material net assets remaining on the accompanying consolidated balance sheets.

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

Overview

We develop and market nutritional fruit and vegetable supplements, protein supplements, and nutraceuticals products. Through a licensing agreement, we also have certain rights for the use of a pharmaceutical delivery system known as “GEOMATRIX.” Our principal products currently are Greensfirst®, Red Alert®, Dream Protein®, and Complete Essentials®. We distribute our products primarily in the following three distribution channels:

•	healthcare practitioners, including physicians, condition specialists, chiropractors, nutritionists, and trainers who promote or prescribe our products;

•
regional nutritional distributors that market our proprietary products and patient selling system directly to healthcare practitioners who utilize our proprietary selling system to market our products directly to consumers; and

•	directly to consumers through call centers and websites.

Results of Operations

Quarter Ended June 30, 2005 Compared with the Quarter Ended June 30, 2004

The following sets forth selected financial data and its percentage of revenue for the comparative three months ended June 30:

	2005		2004
	Amount	%	Amount	%	Increase (Decrease)%

Revenue	$1,509,000	100%	$883,000	100%	$626,000	71%
Cost of goods sold	682,000	45%	389,000	44%	293,000	75%
Gross profit	827,000	55%	494,000	56%	333,000	67%
Administrative expenses
Salaries and benefits	(88,000)	-6%	(174,000)	-20%	86,000	-49%
Professional and consulting fees	275,000	18%	500,000	57%	(225,000)	-45%
Selling, general and administrative	112,000	7%	375,000	42%	(263,000)	-70%
Research and development	20,000	1%	305,000	35%	(285,000)	-93%
Depreciation and amortization	615,000	41%	1,229,000	139%	(614,000)	-50%
Impairment of goodwill and other
intangible assets	—	0%	13,338,000	1511%	(13,338,000)	-100%
Total	934,000	62%	15,573,000	1764%	(14,639,000)	-94%

Net loss from continuing operations	(107,000)	-7%	(15,079,000)	-1708%	14,972,000	-99%
Other income (expense)
Interest expense	(322,000)	-21%	(712,000)	81%	390,000	-55%
Net loss from continuing operations	$(429,000)	-28%	$(15,791,000)	-1788%	$15,362,000	-97%

Revenue:

Total revenue for the quarter ended June 30, 2005 was $1,509,000 compared with $883,000 for the quarter ended June 30, 2004, an increase of $626,000. This increase was primarily attributable to comparative revenue growth in our Greensfirst® product combined with the impact of introducing our Red Alert® product at the end of June 2005.

Cost of Goods Sold and Gross Profit:

Cost of goods sold for the quarter ended June 30, 2005 was $682,000 compared with $389,000 for the quarter ended June 30, 2004, an increase of $293,000. This increase directly corresponded to the increase in revenues in our DFN subsidiary. Our gross margin in the quarters ended June 30, 2005 and 2004 was 55% and 56%, respectively.

Administrative Expenses:

Salaries and benefits for the quarter ended June 30, 2005 was a credit of $88,000 compared with a credit of $174,000 for the quarter ended June 30, 2004, for an increase of $86,000. The increase was attributable to the re-pricing adjustments required in accordance with FIN No. 44(1) related to warrants issued to one of our officers which resulted in a reduction of $298,000 during the three months ended June 30, 2005 and a reduction of $657,000 during the three months ended June 30, 2004.

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

Professional and consulting fees was $275,000 for the quarter ended June 30, 2005 compared with $500,000 for the quarter ended June 30, 2004, resulting in a comparative decrease of $225,000. The decline was the result of combined effects of not undertaking any additional financing during the second quarter of 2005 compared to the second quarter of 2004 along with our focus on cost containment and expense management.

Selling, general, and administrative expenses for the quarter ended June 30, 2005 was $112,000 compared with $375,000 for the quarter ended June 30, 2004, for a decrease of $263,000. The decrease was related to the combined effects of our decision during the second half of 2004 to reduce staff, consolidate operations, outsource certain functions along with our focus on cost containment and expense management.

Research and development costs are expensed as incurred and totaled $20,000 for the quarter ended June 30, 2005 compared with $305,000 for the quarter ended June 30, 2004, decreasing $285,000. The decrease was primarily related to the quarterly payments during 2004 of $250,000 which were due under the agreements with Skye.

Depreciation and amortization expense for the quarter ended June 30, 2005 was $615,000 compared with $1,229,000 for the quarter ended June 30, 2004, decreasing $614,000. The decrease was primarily attributable to the complete amortization of the intangible balances related to certain marketing agreements acquired or recorded as part of previous acquisitions.

Other Income (Expense):

Other income (expense) for the quarter ended June 30, 2005 was a net expense of $322,000 compared with $712,000 for the quarter ended June 30, 2004 for a decrease of $390,000. This decrease resulted primarily from the combination of interest charges related to issuance of our common stock that were issued to stockholders as a penalty due to our failure to timely file and have declared effective a registration statement for common stock issued during our November 2002 private placement, interest charges related to a penalty due to our failure to timely file and have declared effective a registration statement to register the shares of common stock underlying the December 2003 offering, amortization of deferred debt issuance costs and debt discount attributable to our December 2003 Senior Secured Convertible Notes, and interest expense from our Senior Secured Convertible Notes.

Net loss from continuing operations:

Our net loss for the quarter ended June 30, 2005 was $429,000 compared with $15,792,000 for the quarter ended June 30, 2004, for a decrease of $15,363,000. The decline resulted from the combination of $13,338,000 impairment of goodwill during the second quarter of 2004, a $333,000 or 67% quarterly comparative growth in our gross margins along with the effects of an overall comparative reduction in employees, consolidation of locations into our centralized Phoenix office along with our continued focus on cost containment and expense management.

Six Months Ended June 30, 2005 Compared with the Six month Ended June 30, 2004

The following sets forth selected financial data and its percentage of revenue for the comparative six months ended June 30:

	2005		2004
	Amount	%	Amount	%	Increase (Decrease)%

Revenue	$2,770,000	100%	$1,827,000	100%	$943,000	52%
Cost of goods sold	1,352,000	49%	898,000	49%	454,000	51%
Gross profit	1,418,000	51%	929,000	51%	489,000	53%

Administrative expenses
Salaries and benefits	42,000	2%	680,000	37%	(638,000)	-94%
Professional and consulting fees	377,000	14%	707,000	39%	(330,000)	-47%
Selling, general and administrative	227,000	8%	837,000	46%	(610,000)	-73%
Research and development	50,000	2%	603,000	33%	(553,000)	-92%
Depreciation and amortization	1,229,000	44%	2,457,000	134%	(1,228,000)	-50%
Impairment of goodwill and other intangible assets	0	0%	13,338,000	730%	(13,338,000)	-100%
Total	1,925,000	69%	18,622,000	1019%	(16,697,000)	-90%

Net loss from continuing operations	(507,000)	-18%	(17,693,000)	-968%	17,186,000	-97%
Other income (expense)
Interest expense	(643,000)	-23%	(1,123,000)	-61%	480,000	-43%
Net loss from continuing operations	$(1,150,000)	-42%	$(18,816,000)	-1030%	$17,666,000	-94%

Revenue:

Total revenue for the six months ended June 30, 2005 was $2,770,000 compared with $1,827,000 for the six months ended June 30, 2004, an increase of $943,000. This increase was primarily attributable to comparative revenue growth in our Greensfirst® product combined with the impact of introducing of our Red Alert® product at the end of June 2005.

Cost of Goods Sold and Gross Profit:

Cost of goods sold for the six months ended June 30, 2005 was $1,352,000 compared with $898,000 for the six months ended June 30, 2004, an increase of $454,000. This increase directly corresponded to the increase in revenues in our DFN subsidiary. Our gross margins during the six months ended June 30, 2005 and 2004 was 51%.

Administrative Expenses:

Salaries and benefits for the six months ended June 30, 2005 was $42,000 compared with $680,000 for the six months ended June 30, 2004, for a decrease of $638,000. The decline was attributable to the combination of the re-pricing adjustments required in accordance with FIN No. 44(1) related to warrants issued to one of our officers which resulted in a reduction of $498,000 during the six months ended June 30, 2005, severance settlements with our former Chairman and other former executives in the first quarter of 2004 along with an overall comparative reduction in employees and consolidation of locations into our Phoenix office.

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

Professional and consulting fees was $377,000 for the six months ended June 30, 2005 compared with $707,000 for the six months ended June 30, 2004, for a decrease of $330,000. The decline was the result of combined effects of not undertaking any additional financing during the six months ended June 30, 2005 compared to the same 2004 period along with our focus on cost containment and expense management.

Selling, general, and administrative expenses for the six months ended June 30, 2005 was $227,000 compared with $837,000 for the six months ended June 30, 2004, for a decrease of $610,000. The decrease was related to the combined effects of our decision during the second half of 2004 to reduce staff, consolidate operations, outsource certain functions along with our focus on cost containment and expense management.

Research and development costs are expensed as incurred and totaled $50,000 for the six months ended June 30, 2005 compared with $603,000 for the six months ended June 30, 2004, decreasing $553,000. The decrease was primarily related to the payments during the first six months of 2004 of $500,000 which were due under the agreements with Skye.

Depreciation and amortization expense for the six months ended June 30, 2005 was $1,229,000 compared with $2,457,000 for the six months ended June 30, 2004, decreasing $1,228,000. The decrease was primarily attributable to the complete amortization of the intangible balances related to certain marketing agreements acquired or recorded as part of previous acquisitions.

Other Income (Expense):

Other income (expense) for the six months ended June 30, 2005 was a net expense of $643,000 compared with $1,123,000 for the six months ended June 30, 2004 for a decrease of $480,000. This decrease resulted primarily from the combination of interest charges related to issuance of our common stock that were issued to stockholders as a penalty due to our failure to timely file and have declared effective a registration statement for common stock issued during our November 2002 private placement, interest charges related to a penalty due to our failure to timely file and have declared effective a registration statement to register the shares of common stock underlying the December 2003 offering, amortization of deferred debt issuance costs and debt discount attributable to our December 2003 Senior Secured Convertible Notes, and interest expense from our Senior Secured Convertible Notes.

Net loss from continuing operations:

Our net loss for the six months ended June 30, 2005 was $1,150,000 compared with $18,816,000 for the six months ended June 30, 2004, for a decrease of $17,666,000. The decline resulted from the combination of $13,338,000 impairment of goodwill during the six months ended June 30, 2004, a $489,000 or 53% comparative six month growth in our gross margins along with the effects of an overall comparative reduction in employees, consolidation of locations into our centralized Phoenix office along with our continued focus on cost containment and expense management.

Adjusted Earning Before Interest, Taxes, Deprecation and Amortization

We have calculated our Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), which also excludes the effects of the re-pricing of the variable rate warrants. Additionally, the table set forth below presents the Adjusted EBITDA together with a reconciliation of to Net Loss Available to Common Stockholders, which we believe to be the most directly comparable GAAP financial measure. We utilize this financial metric to manage and analyze our current operations. This measure gives us a sense of our current operations which excludes all material non-cash charges.

Adjusted EBITDA is not a measure of performance recognized under GAAP. However, it is presented because we believe Adjusted EBITDA is a useful measurement and indicator in evaluating our operating performance, as it represents our combined results excluding the impact of non-cash expenses and items not directly tied to our recurring core operations of our business. Adjusted EBITDA is not a financial measure determined by generally accepted accounting principles and should not be considered as an alternative to net loss as a measure of operating results or to cash flows provided by (used in) operations as a measure of funds available for discretionary or other liquidity purposes. A reconciliation of net loss to Adjusted EBITDA is as follows:

Schedule of Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net Loss	$(429,000)	$(16,181,000)	$(1,150,000)	$(19,555,000)
Interest	322,000	732,000	643,000	1,158,000
Amortization	674,000	1,484,000	1,316,000	2,845,000
Depreciation	7,000	27,000	14,000	51,000
Impairment of intangible assets	—	13,338,000		13,338,000
	1,003,000	15,581,000	1,973,000	17,392,000

EBITDA	574,000	(600,000)	823,000	(2,163,000)

Warrant Re-pricing	(299,000)	(722,000)	(498,000)	(1,232,000)
Adjusted EBITDA	$275,000	$(1,322,000)	$325,000	$(3,395,000)

Liquidity and Capital Resources:

At June 30, 2005, we had cash of $137,000.

Cash flows used in operating activities of $211,000 and $2,382,000 during the six months ended June 30, 2005 and 2004, respectively, have decreased $2,171,000 due to the ongoing cost containment, expense management program combined with the effects of the consolidation of our operations into our Phoenix, Arizona offices.

Cash flows used in investing activities decreased by $132,000 to $2,000 during the six months ended June 30, 2005 compared with $134,000 during the six months ended June 30, 2004. The net decrease resulted from our initiative to consolidate our operations in Phoenix which resulted in the decreased requirement to purchase fixed assets.

We did not generate any cash flows from financing activities during the six months ended June 30, 2005, compared with cash flows provided of $961,000 during the six months ended June 30, 2004. The net reduction of $961,000 resulted primarily from a sale of our common stock in the six months ended June 30, 2004.

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

Significant Equity Transactions During the Six Months Ended June 30, 2005

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

ITEM 3. Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price Afforded To Purchasers	Exemption from Registrations Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion

1/27/05	Common Stock	1,000,000	Common Stock issued on connection with acquisition: no consideration received by us.	4(2)	N/A

3/16/05	Common Stock	318,750	Common Stock issued in satisfaction of unsecured liability; Company discharged $176,000 of liability.	4(2)	N/A

ITEM 4. Item 4. Submission of Matters to a Vote of Security Holders

At the July 15, 2005 Annual Meeting of Stockholders, our stockholders voted on three matters. As of the June 13, 2005 record date, 101,387,463 shares of common stock were outstanding and entitled to vote at the meeting.

(1)	Election of Seven Directors:

Our stockholders elected the seven nominees for director by the following vote:

Nominee Elected	For	Withheld

Stuart A. Benson	67,180,367	326,342
Donald C. Hannah	67,205,367	301,342
Carson E. Beadle	67,206,367	300,342
David Allen	67,205,367	301,342
Michael Ashton	67,224,315	282,394
D. Clay Coffeen	67,204,365	302,344
Michael Cardamone	67,206,367	300,342

(2)	Ratification of our 2005 Incentive Compensation Plan:

Our stockholders ratified the stock incentive plan:

For	Against	Abstentions and Broker Non-Votes

45,053,059	772,801	2,984

(2)	Ratification of Appointment of Independent Public Accountants:

Our stockholders ratified the appointment of Epstein Weber & Conover LLP as our independent accountants for 2005 by the following vote:

For	Against	Abstentions and Broker Non-Votes

67,458,633	43,076	5,000

ITEM 6. Exhibits.

(1)	Exhibits filed as part of this Report:

Exhibit No.	Description	Page

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under Section 13a-14 of the Securities Exchange Act	25

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under Section 13a-14 of the Securities Exchange Act .	26

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	27

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	28

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2005

By:	/s/ Stuart A. Benson
Stuart A. Benson, Chief Executive Officer (Principle Executive Officer)

By:	/s/ Gregg A. Linn
Gregg A. Linn, Chief Financial Officer (Principle Financial and Accounting Officer