Form 10QSB
period 2005-09-30
VITAL LIVING INC
filed 2005-11-14
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(602) 952-9909

(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

State the number of shares outstanding of each of the registrant’s classes of common equity as of the latest practical date:

As of November 9, 2005, there were 105,753,967 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (a) defined in Reg. 12.6-2 of the Exchange Act.  Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
VITAL LIVING, INC.
Consolidated Balance Sheets
	September 30,	December 31,
	2005	2004
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$131,000	$466,000
Accounts receivable, trade; net of allowance for doubtful accounts of $56,000 and $37,000, respectively	952,000	446,000
Inventory, net of reserve of $360,000 and $379,000, respectively	57,000	141,000
Marketable securities	173,000	173,000
Prepaid expenses and other current assets	56,000	71,000
Total current assets	1,369,000	1,297,000

Other assets:
Deferred debt issuance costs, net of accumulated amortization of $599,000 and $450,000, respectively.	617,000	766,000
Property and equipment, net	34,000	70,000
Goodwill	3,296,000	3,226,000
License agreement – GEOMATRIX®, net	18,963,000	20,784,000
Other intangible assets, net	14,000	15,000
Other non-current assets	29,000	13,000
Total other assets	22,953,000	24,874,000

Total assets	$24,322,000	$26,171,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,241,000	$1,981,000
Accrued and other current liabilities	1,415,000	1,728,000
Current note payable	401,000	401,000
Total current liabilities	3,057,000	4,110,000

Long-term debt, net of unamortized debt discount of $1,730,000 and $2,140,000, respectively.	2,556,000	2,146,000
Total liabilities	5,613,000	6,256,000

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock - Series C, $0.001 par value, 3,000,000 shares authorized; 0 and 500,000 shares issued and outstanding, respectively	-	-
Preferred stock - Series D, $0.001 par value, 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 150,000,000 shares authorized; 105,754,000 and 98,592,000 shares issued and outstanding, respectively	106,000	99,000
Additional paid-in capital	87,708,000	87,037,000
Stock, options, and warrants – unamortized	(687,000)	(214,000)
Treasury stock, 424,000 shares at cost	(72,000)	(72,000)
Accumulated other comprehensive loss	(946,000)	(946,000)
Accumulated deficit	(67,401,000)	(65,990,000)
Total stockholders’ equity	18,709,000	19,915,000

Total liabilities and stockholders’ equity	$24,322,000	$26,171,000

See accompanying notes to financial statements.

VITAL LIVING, INC.
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$1,560,000	$1,061,000	$4,330,000	$2,716,000
Cost of goods sold	707,000	558,000	2,059,000	1,321,000
Gross profit	853,000	503,000	2,271,000	1,395,000
Administrative expenses
Salaries and benefits	54,000	201,000	97,000	882,000
Professional and consulting fees	168,000	536,000	544,000	1,242,000
Selling, general and administrative	271,000	482,000	497,000	1,318,000
Research and development	15,000	283,000	65,000	887,000
Depreciation and amortization	612,000	1,224,000	1,842,000	3,682,000
Impairment of goodwill and
intangible assets	-	-	-	11,272,000
Total administrative expenses	1,120,000	2,726,000	3,045,000	19,283,000
Net loss from operations	(267,000)	(2,223,000)	(774,000)	(17,888,000)
Other income (net)
Other income (net)	431,000	11,000	431,000	11,000
Interest expense (net)	(175,000)	(508,000)	(818,000)	(1,631,000)
Net loss before discontinued operations	(11,000)	(2,720,000)	(1,161,000)	(19,508,000)
Discontinued operations
Loss from discontinued operations		(62,000)		(2,829,000)
Gain on disposal of operations	-	663,000	-	663,000
Net loss	(11,000)	(2,119,000)	(1,161,000)	(21,674,000)

Preferred stock dividend		-	(125,000)	(250,000)
Deemed dividend associated with
beneficial conversion of preferred stock	-	-	-	(127,000)
Net loss available to common stockholders	$(11,000)	$(2,119,000)	$(1,286,000)	$(22,051,000)

Basic and diluted loss per share before
discontinued operations	$-	$(0.04)	$(0.01)	$(0.31)
Gain from discontinued operations	$-	$0.01	$-	$0.01
Preferred stock dividend	$-	$-	$-	$-
Deemed dividend associated with
beneficial conversion of preferred stock	$-	$-	$-	$-
Basic and diluted loss per share available
to common stockholders	$-	$(0.03)	$(0.01)	$(0.30)
Weighted average basic and diluted
common stock outstanding	104,037,000	67,619,000	101,345,000	63,115,000

See accompanying notes to financial statements.

Vital Living, Inc.
Consolidated Statements of Cash Flows
	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,161,000)	$(21,674,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,841,000	3,682,000
Impairment of goodwill and other intangible assets	-	11,272,000
Amortization of costs associated with senior convertible notes	559,000	504,000
Gain on issuance of common stock for accounts payable, trade	(141,000)	446,000
Issuance of common stock for compensation	-	83,000
Repricing of and modifications to warrants	(598,000)	(1,245,000)
Amortization of restricted common stock, options and warrants
issued for services	150,000	528,000
Loss on discontinued operations	-	2,829,000
Gain on disposal of operations	-	(663,000)
Gain on write off of accounts payable	(445,000)
Bad debt expense	50,000	-
Inventory reserve	(19,000)	51,000
Loss on disposal of assets	15,000	-
Change in operating assets and liabilities:
Accounts receivable, trade	(556,000)	206,000
Inventory	103,000	565,000
Prepaid expenses and other assets	-	428,000
Accounts payable, trade	(115,000)	59,000
Accrued and other current liabilities	(38,000)	667,000
Cash used in continuing activities	(355,000)	(2,262,000)
Cash used by discontinued operations	-	(467,000)
Net cash used in operating activities	(355,000)	(2,729,000)

Cash flows from investing activities:
Purchases of property, equipment and intangibles	(2,000)	(163,000)
Sale of property and equipment	2,000	-
Cash used in investing activities	0	(163,000)

Cash flows from financing activities:
Payment on notes and payables to related parties, net	-	(98,000)
Proceeds from sale of common stock	20,000	-
Proceeds from exercise of options and warrants net of offering costs	-	1,471,000
Cash provided by financing activities	20,000	1,373,000

Net decrease in cash and cash equivalents	(335,000)	(1,519,000)
Cash and cash equivalents at beginning of period	466,000	1,729,000
Cash and cash equivalents at end of period	$131,000	$210,000

See accompanying notes to financial statements.

Vital Living, Inc.
Consolidated Statements of Cash Flows
(continued)
	Nine Months Ended September 30,
	2005	2004
Supplemental cash flow information
Interest paid	$2,000	$218,000

Non cash investing activities
Issuance of common stock for services, settlements	$199,000	$690,000
Issuance of common stock for interest	$255,000	$94,000
Common stock issued for marketable securities	$-	$1,070,000
Issuance of common stock for compensation	$-	$581,000
Common stock for common stock offering costs	$-	$80,000
Common stock for preferred stock dividend	$250,000	$250,000
Preferred stock for preferred stock dividend in arrears	$-	$205,000
Warrants and options for services	$51,000	$745,000
Warrants common stock offering	$-	$625,000
Conversion of Series A Preferred to common stock	$-	$4,516,000
Conversion of Series B Preferred to common stock	$-	$1,250,000
Conversion of Series C Preferred to common stock	$500,000	$-
Deemed dividend associated with beneficial conversion of preferred stock	$-	$127,000

See accompanying notes to consolidated financial statements.

Vital Living, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Interim Financial Information

We have included the consolidated balance sheet as of September 30, 2005, the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004. The consolidated balance sheet as of December 31, 2004 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2004. It is our opinion that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

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

Note 2 - Summary of Significant Accounting Policies

Stock- based compensation

We account for our stock option plans in accordance with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provide pro forma net income or loss and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. In April 2005, the Securities and Exchange Commission adopted a rule delaying the effective date for recording the compensation expense in the statement of operations under SFAS 123R until the first quarter 2006.

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

We account for our incentive plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees,” and related Interpretations. No stock-based employee compensation, except that related to re-priced warrants in accordance with FIN No. 44, is reflected in our net loss, as all options and warrants granted had an exercise price equal to or above the market value of the underlying common stock at the date of grant.

Vital Living, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The fair value of our stock-based awards to employees was estimated using the Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock-based awards to employees. The fair value of our stock-based awards (including repriced warrants discussed above) was estimated assuming no expected dividends and the following weighted average assumptions for the nine months ended September 30, 2005 and 2004:

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to our stock-based employee compensation for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net loss before discontinued operations	$(11,000)	$(2,720,000)	$(1,161,000)	$(19,508,000)
Add:
Stock-based compensation included in
determination of net loss	(51,000)	(13,000)	(448,000)	(1,089,000)
Deduct:
Stock-based employee compensation
determined under fair value method for all
awards, net of related tax effects	(74,000)	(54,000)	(175,000)	(54,000)
Net income/(loss) available to common stockholders -
pro forma	$(136,000)	$(2,787,000)	$(1,784,000)	$(20,651,000)

Basic and diluted loss per share as reported	$(0.00)	$(0.04)	$(0.02)	$(0.33)

Basic and diluted loss per share pro forma	$(0.00)	$(0.04)	$(0.02)	$(0.33)

Weighted average basic and diluted common
stock outstanding	104,037,000	67,619,000	101,345,000	63,115,000

Vital Living, Inc.

Notes to Consolidated Financial Statements (Unaudited)

We granted warrants to our CEO in 2003. These warrants were subsequently re-priced. As a result of this re-pricing, the award is now accounted as a variable award. Due to a net decline in the trading price of our common stock over the reported periods, the variable award adjustment resulted in a reduction in personnel costs of $100,000 and $13,000 for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, the variable award adjustment resulted in a reduction of personnel costs of $598,000 and $1,089,000, respectively.

During the first quarter of 2005, we issued 5,000,000 stock options to several employees. See footnote 8 for further discussion.

Going concern

The accompanying consolidated financial statements have been prepared assuming we will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered recurring losses from operations, have a working capital deficit, and depend on funding from sources other than operations. Since inception, we have been required to raise additional capital by the issuance of both equity and debt securities. We have no commitments from funding sources, debt or equity, in the event that cash flows are not sufficient to fund ongoing operations or other cash commitments as they come due. These factors raise substantial doubt about our ability to continue as a going concern. We may be required to raise additional capital in the near term through offerings of securities to fund our operations and will attempt to continue raisie capital if we do not begin to generate revenue sufficient to maintain ourselves as a viable entity. No assurance can be given that such financing will be available or, if available, that it will be available on commercially favorable terms. Moreover, available financing may be dilutive to current stockholders.

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

Note 3 - Mergers and Acquisitions

In November 2002, we acquired MAF BioNutritionals, LLC (“MAF”). MAF formulated, marketed, and distributed natural and organic food-based, preventative nutraceuticals and therapeutic and functional food products designed to support proactive human cell maintenance and rehabilitation, essential in the prevention and treatment of disease, as well as overall optimal body performance and metabolic function. As further described in note 9, we sold the primary assets of MAF and discontinued its operations in September 2004.

In July 2003, we completed the acquisition of the assets and assumption of certain liabilities of Christopher’s Original Formulas, Inc. (“COF”). This acquisition provided us with the exclusive licensing and marketing rights to Christopher’s products, a line of over 300 herbal formulas and products, consisting primarily of naturally occurring organic substances sold to professionals and at retail locations throughout the United States. As further described in note 9, we sold certain assets and liabilities of COF back to the previous owners and discontinued its operations in July 2004.

In August 2003, we completed the acquisition of E-Nutraceuticals, Inc. (“ENI”). In addition, through a collaborative partnership with SkyePharma, PLC, (“Skye”), a UK pharmaceuticals company and a major

Vital Living, Inc.

Notes to Consolidated Financial Statements (Unaudited)

stockholder of ours, we are in the process of enhancing existing nutraceuticals via FDA-approved, proprietary delivery systems. Pursuant to an amended Development and License Agreement with Skye, we acquired exclusive rights to Skye’s drug delivery technology, GEOMATRIX™, and marketing and royalty rights to pharmaceutical sales using GEOMATRIX™ in the Peoples Republic of China, Taiwan, and Hong Kong.

In October 2003, we completed the acquisition of Doctors For Nutrition, Inc. (“DFN”). DFN’s product line includes GreensFIRST®, a highly concentrated formulation of fruits and vegetables. One serving of the product has the antioxidant power of over 10 servings of fruits and vegetables. We currently distribute GreensFIRST® through health practitioner offices throughout the United States.

On August 17, 2004, we consummated a joint venture with Wellness Watchers International, Inc., or (“WWI”), and together formed Wellness Watchers Systems, LLC, or (“WWS”). As of December 31, 2004, WWS was owned equally by us and WWI. The operating agreement gave us overall operating responsibility. WWS was consolidated within our financial statements at December 31, 2004. WWS manufactured a proprietary brand of dietary protein powder called Dream Protein®, which is directly marketed to the health practitioners together with our GreensFIRST® product. During 2005, WWS introduced complementary products that were marketed as part of WWS’ Healthy Living Program®. Part of WWI’s contribution to WWS was the exclusive licensing of certain products, client lists, and marketing strategies, which included Dream Protein®. WWS has developed a marketing strategy that channels products directly to health practitioners. We paid WWI $805,000 for its 50% interest in WWS. The purchase price consisted of 3,000,000 shares of our common stock along with a $25,000 cash payment. Prior to forming WWS, WWI had no prior operating history. During February 2005, we acquired 100% interest in WWS by issuing an additional 1,000,000 shares of common stock. The total purchase price of WWS was $875,000, which was entirely classified as goodwill. In conjunction with the 100% acquisition of WWS and certain other marketing and operation strategic productivity decisions, we consolidated the WWS operations and product manufacturing into DFN during the first quarter of 2005.

Note 4 - Net Loss Per Share

We account for earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share,” which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations. Basic EPS begins with income (loss) applicable to common stockholders (net income (loss) less preferred stock dividends) and is based on the weighted average number of common shares outstanding during each period presented. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. In computing basic net loss per share available to common stockholders, net loss is increased by cumulative dividends on preferred stock when they are declared even if they are not paid. If a class of preferred stock contains dividend rights that are not cumulative, then the amount of the dividend is not considered in determining the net loss available to common stockholders until it is paid. For the purpose of diluted earnings per common share, and only if such calculation results in dilution, preferred stock dividends will not reduce earnings; however, the weighted average common shares outstanding would increase representing the amount of common shares into which such preferred stock is currently convertible. During the periods ended September 30, 2005 and 2004, we reported a net loss; thus, the effects of dilutive securities were anti-dilutive, rendering basic and diluted loss per share the same. Convertible preferred stock, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive. As of September 30, 2005, we did not include the following common stock equivalents in the outstanding share calculation: Senior Secured Convertible Notes, 17,860,000 shares; Convertible Preferred Stock, 1,000,000 shares; Warrants, 30,454,000 shares; Options, 5,501,000 shares.

Vital Living, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Intangible assets

Intangible assets consisted of the following:

	September 30, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
License agreement - Geomatrix	$24,082,000	$(5,119,000)	$18,963,000
Marketing agreement	2,577,000	(2,577,000)	$-
Trademarks and patents	21,000	(7,000)	$14,000

Total amortizable intangible assets	$26,680,000	$(7,703,000)	$18,977,000

Unamortizable intangible assets
Goodwill	$3,296,000

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carying Amount
License agreement - Geomatrix	$24,082,000	$(3,298,000)	$20,784,000
Marketing agreement	2,577,000	(2,577,000)	-
Trademarks and patents	20,000	(5,000)	15,000

Total amortizable intangible assets	$26,679,000	$(5,880,000)	$20,799,000

Unamortizable intangible assets
Goodwill	$3,226,000

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

As a result of our review, the remaining goodwill was deemed to be fairly stated at September 30, 2005 and December 31, 2004. The goodwill of $3,296,000 is attributable to previous acquisitions as follows:

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

•
We may retain our right to identify new product candidates and license them exclusively through the later of December 31, 2017 or the expiration of Skye’s corresponding patents, provided at least four such product candidates are identified by us and approved by Skye, or Skye receives $1.0 million in product development fees, per calendar year beginning January 1, 2005.

•	We are obligated to pay Skye royalties equal to 10% of net sales generated from the products, as defined, quarterly in arrears.

Should we fail to meet the above commitments, product selection and license exclusivity rights will terminate at the end of the respective calendar year without effect on rights attained in prior years. As of September 30, 2005, we had failed to make payments to Skye totaling $750,000 related to the ENI Agreement. We are in process of renegotiating the related terms and payments in order to maintain our rights under the ENI Agreements despite the default. These amounts are included in accrued and other liabilities.

Note 7 - Capital Stock

Common Stock Issued for Services and Settlements

In order to fund operating activities, we issue common stock from time to time in lieu of cash in exchange for goods or services.

During March 2005, we issued 319,000 shares of our common stock to a vendor in complete settlement of a $176,000 obligation. This resulted in a gain of $141,000.

During July 2005, we issued 209,000 shares of our common stock to several vendors in complete settlement of $23,000 of obligations.

Common Stock Issued for Acquisitions

During February 2005, we acquired the remaining 50% interest in WWS by issuing an additional 1,000,000 shares of our common stock. The value of the shares in this transaction was $70,000 and was recorded as an increase in goodwill.

Vital Living, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Common Stock Issued for Interest

During July 2005, we issued 2,800,000 shares of our common stock in payment of the $255,000 semi-annual interest due on our Senior Secured Convertible Notes.

In previous periods the Company was accruing the value of its common shares attributable to penalties payable to investors. These penalties were stipulated in an offering document to apply if the company failed to register common stock associated with the offering. Because the Company failed to meet the required registration date it was required to issue additional shares to the investors. The Company ultimately settled with the investors for less than the accrued amount. The difference of $140,000 is recorded as a reduction of interest expense in the three and nine month periods ended September 30, 2005. Interest expense was charged when the penalties were initially accrued.

Common Stock Issued in exchange for Preferred Stock

During July 2005, we issued 500,000 share of our common stock in exchange for 500,000 shares of Series C Convertible Preferred Stock.

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

As part of their compensation packages, we granted to Messers. Benson and Linn options to purchase 3,000,000 shares and 2,000,000 shares, respectively, of our common stock at an exercise price equal to the closing price of our common stock on the date of grant. One-third of the options vest on each of the first three anniversaries following the date of grant.

During the three and nine months ended September 30, 2005, $1,504 and $12,598, respectively, was either paid directly to or paid on behalf of the chairman of our Board of Directors. These amounts were paid for services requested by management that were deemed outside the scope of his role as Chairman.

Note 9 - Discontinued Operations

In order to resolve certain disputes with a former employee of the COF subsidiary, on July 9, 2004, we settled all matters via an execution of a Settlement and Release Agreement calling for the settlement of all claims and the sale of certain assets and liabilities back to the previous owners of COF. As part of the agreement, we paid the previous owners of COF $150,000 in exchange for the return of 2,600,000 shares of our common stock originally paid as part of the acquisition price. In addition, we assigned certain assets and the previous owners of COF assumed

Vital Living, Inc.

Notes to Consolidated Financial Statements (Unaudited)

certain liabilities of NSI as of the effective date; the previous owners of COF sublet facilities of our company located in Spanish Fork, Utah for a period of one year from the effective date; and executive employment agreements with Robert Scott and James Jeppson executed as part of the COF Acquisition become null and void.

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

As of September 30, 2005, there were no material net assets remaining on the accompanying consolidated balance sheets relating to COF and MAF.

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

Vital Living, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Note 11 - Other Income

Other income (net) for the quarter ended September 30, 2005 and 2004 was $431,000 and $0, respectively. This increase of $431,000 resulted from a $445,000 gain from the resolution of certain liabilities recorded as a result of the ENI acquisition agreement offset by a $14,000 charge for the disposal of certain fixed assets.

These obligations of $445,000 were assumed as part of the ENI acquisition. It became evident during the third quarter of 2005 that many of these obligations were no longer valid. We have not been notified of any claims on these accrued obligations.

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

Overview

We develop and market nutritional fruit and vegetable supplements, protein supplements, and nutraceuticals products. Through a licensing agreement, we also have certain rights for the use of a pharmaceutical delivery system known as “GEOMATRIX.” Our principal products currently are Greensfirst®, Red Alert®, Dream Protein®, and Complete Essentials®. We distribute our products primarily in the following two distribution channels:

• healthcare practitioners, including physicians, condition specialists, chiropractors, nutritionists, and trainers who promote or prescribe our products;

• regional nutritional distributors that market our proprietary products and patient selling system directly to healthcare practitioners who utilize our proprietary selling system to market our products directly to consumers; and

Results of Operations

Quarter Ended September 30, 2005 Compared with the Quarter Ended September 30, 2004

The following sets forth selected financial data and its percentage of revenue for the comparative three months ended September 30:

	2005		2004		Increase
	Amount	%	Amount	%	(Decrease)%
Revenue	$1,560,000	100%	$1,061,000	100%	$499,000	47%
Cost of goods sold	707,000	45%	558,000	53%	149,000	27%
Gross profit	853,000	55%	503,000	47%	350,000	70%
Administrative expenses
Salaries and benefits	54,000	3%	201,000	19%	(147,000)	-73%
Professional and consulting fees	168,000	11%	536,000	51%	(368,000)	-69%
Selling, general and administrative	271,000	17%	482,000	45%	(211,000)	-44%
Research and development	15,000	1%	283,000	27%	(268,000)	-95%
Depreciation and amortization	612,000	39%	1,224,000	115%	(612,000)	-50%
Total	1,120,000	71%	2,726,000	257%	(1,606,000)	-59%
Net loss from operations	(267,000)	-16%	(2,223,000)	-210%	1,956,000	-88%
Other income (expense)
Other income (net)	431,000	28%	-	0%	431,000	-
Interest expense (net)	(175,000)	-11%	(497,000)	-47%	322,000	-65%
Net loss from continuing operations	$(11,000)	-1%	$(2,720,000)	-257%	$2,709,000	-100%

Revenue:

Revenue for the quarter ended September 30, 2005 was $1,560,000 compared with $1,061,000 for the quarter ended September 30, 2004, an increase of $499,000. This increase was primarily attributable to comparative revenue growth in our Greensfirst® product which increased 46% over last year, and a 114% increase in sales of Dream Protein®, combined with the impact of introducing our Red Alert® product at the end of June 2005.

Cost of Goods Sold and Gross Profit:

Cost of goods sold for the quarter ended September 30, 2005 was $707,000 compared with $558,000 for the quarter ended September 30, 2004, an increase of $149,000. This increase corresponds directly to the increase in revenues of our DFN subsidiary partially offset by reduced overall per unit manufacturing costs. Our gross margin in the quarters ended September 30, 2005 and 2004 was 55% and 47%, respectively, the increase resulting from comparative improvements in manufacturing productivity.

Administrative Expenses:

Salaries and benefits for the quarter ended September 30, 2005 was $54,000 compared with $201,000 for the quarter ended September 30, 2004, a decrease of $147,000. The decrease was attributable to the re-pricing adjustments required in accordance with FIN No. 44 related to warrants issued to one of our officers, which resulted in a reduction of $100,000 and $13,000 for the three months ended September 30, 2005 and 2004, respectively and further reductions resulting from our efforts to contain costs by eliminating excess payroll. In accordance with Financial Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation,” a non-cash charge to compensation expense is required if the price of our common stock on the last trading day of a reporting period is greater than the exercise price of certain stock options and warrants issued to officers or employees. The requirements of FIN 44 may also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of previous reporting period, provided however that a credit is not recorded to the extent our common stock trades below the exercise price of the options or warrants. In accordance with FIN 44, we adjust compensation expense upward or downward on a monthly basis based on the trading price at the end of each period.

Professional and consulting fees were $168,000 for the quarter ended September 30, 2005 compared with $536,000 for the quarter ended September 30, 2004, a decrease of $368,000. The decline was primarily due to our continuing focus on cost containment and expense management.

Selling, general and administrative expenses for the quarter ended September 30, 2005 were $271,000 compared with $482,000 for the quarter ended September 30, 2004, a decrease of $218,000. The decrease resulted from the combined effects of our decision during the second half of 2004 to reduce staff, consolidate operations, out-source certain functions, and focus on cost containment and expense management.

Research and development costs are expensed as incurred and totaled $15,000 for the quarter ended September 30, 2005 compared with $283,000 for the quarter ended September 30, 2004, a decrease of $268,000. The decrease was primarily related to the quarterly payments during 2004 of $250,000, which were due under the agreements with Skye, along with the winding down and elimination of certain other consulting agreements.

Depreciation and amortization expense for the quarter ended September 30, 2005 was $612,000 compared with $1,224,000 for the quarter ended September 30, 2004, a decrease of $612,000. The decrease was primarily attributable to the complete amortization of the intangible balances related to certain marketing agreements acquired or recorded as part of previous acquisitions.

Other Income (Expense):

Other income (net) for the quarters ended September 30, 2005 and 2004 was $431,000 and $0, respectively. This increase of $431,000 resulted from a $445,000 gain from the resolution of certain liabilities recorded as a result of the ENI acquisition agreement, offset by a $14,000 charge for the disposal of fixed assets.

Interest expense (net) for the quarter ended September 30, 2005 was an expense of $175,000 compared with $497,000 for the quarter ended September 30, 2004 a decrease of $322,000. This decrease resulted primarily from an interest charge of $178,000 during the third quarter of 2004 related to issuance of our common stock to stockholders as a penalty due to our failure to timely file and have declared effective a registration statement for common stock issued during our November 2002 private placement and interest charges related to a penalty due to our failure to timely file and have declared effective a registration statement to register the shares of common stock underlying the December 2003 offering. In addition the quarter ended September 30, 2005 included a credit of $140,000 that eliminates interest accrued for penalties on the timely issuance of common stock.

Net Loss From Continuing Operations:

Our net loss for the quarter ended September 30, 2005 was $11,000 compared with $2,720,000 for the quarter ended September 30, 2004, a decrease of $2,709,000. The decline resulted from the combination of a $350,000, or 70%, quarterly comparative growth, in our gross margins during the third quarter of 2005, a $250,000 obligation due to SkyPharma during the third quarter of 2004, a $445,000 gain for the resolution of the ENI liabilities, a credit for $140,000 of interest expense, a $178,000 charge for penalty interest in 2004, a reduction of $612,000 in depreciation and amortization expense, and $734,000 in savings resulting from the effects of an overall comparative reduction in employees, consolidation of locations into our centralized Phoenix office and our continued focus on cost containment and expense management.

Nine Months Ended September 30, 2005 Compared with the Nine months Ended September 30, 2004

The following sets forth selected financial data and its percentage of revenue for the comparative nine months ended September 30:

	2005		2004		Increase (Decrease)
	Amount	%	Amount	%		%
Revenue	$4,330,000	100%	$2,716,000	100%	$1,614,000	59%
Cost of goods sold	2,059,000	48%	1,321,000	49%	738,000	56%
Gross profit	2,271,000	52%	1,395,000	51%	876,000	63%

Administrative expenses
Salaries and benefits	97,000	2%	882,000	32%	(785,000)	-89%
Professional and consulting fees	544,000	13%	1,242,000	46%	(698,000)	-56%
Selling, general and administrative	497,000	11%	1,318,000	49%	(821,000)	-62%
Research and development	65,000	2%	887,000	33%	(822,000)	-93%
Depreciation and amortization	1,842,000	43%	3,682,000	136%	(1,840,000)	-50%
Impairment of goodwill and other intangible assets	0	0%	11,272,000	415%	(11,272,000)	-100%
Total	3,045,000	70%	19,283,000	710%	(16,238,000)	-84%
Net loss from operations	(774,000)	-18%	(17,888,000)	-659%	17,114,000	-96%
Other income (expense)
Other income (net)	431,000	10%	-	0%	431,000	-
Interest expense (net)	(818,000)	-19%	(1,620,000)	-60%	802,000	-50%
Net loss from continuing operations	$(1,161,000)	-27%	$(19,508,000)	-718%	$18,347,000	-94%

Revenue:

Revenue for the nine months ended September 30, 2005 was $4,330,000 compared with $2,716,000 for the nine months ended September 30, 2004, an increase of $1,614,000. This increase was primarily attributable to comparative revenue growth in our Greensfirst® product which increased 49% over last year, and a 763% increase in sales of Dream Protein®, combined with the impact of introducing of our Red Alert® product at the end of June 2005.

Cost of Goods Sold and Gross Profit:

Cost of goods sold for the nine months ended September 30, 2005 was $2,059,000 compared with $1,321,000 for the nine months ended September 30, 2004, an increase of $738,000. This increase corresponds directly to the increase in revenues in our DFN subsidiary, partially offset by reduced overall per unit manufacturing cost. Our gross margins during the nine months ended September 30, 2005 and 2004 were 52% and 51%, respectively, the increase resulting from comparative improvements in manufacturing productivity.

Administrative Expenses:

Salaries and benefits for the nine months ended September 30, 2005 was $97,000 compared with $882,000 for the nine months ended September 30, 2004, a decrease of $785,000. The decline was attributable to the combination of the re-pricing adjustments required in accordance with FIN No. 44 related to warrants issued to one of our officers, which resulted in a reduction of $598,000 and $1,089,000 during the nine months ended September 30, 2005 and 2004, respectively, severance settlements with our former Chairman and other former executives in the first quarter of 2004, and an overall comparative reduction in employees and consolidation of locations into our Phoenix office. In accordance with Financial Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation,” a non-cash charge to compensation expense is required if the price of our common stock on the last trading day of a reporting period is greater than the exercise price of certain stock options and warrants issued to officers or employees. The requirements of FIN 44 may also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of previous reporting period, provided however that a credit is not recorded to the extent our common stock trades below the exercise price of the options or warrants. In accordance with FIN 44, we adjust compensation expense upward or downward on a monthly basis based on the trading price at the end of each period.

Professional and consulting fees were $544,000 for the nine months ended September 30, 2005 compared with $1,242,000 for the nine months ended September 30, 2004, a decrease of $698,000. The decline was a result of the combined effects of the absence of financing activities during the nine months ended September 30, 2005 compared to the comparable period in 2004 along with our focus on cost containment and expense management.

Selling, general, and administrative expenses for the nine months ended September 30, 2005 were $497,000 compared with $1,318,000 for the nine months ended September 30, 2004, a decrease of $822,000. The decrease resulted from the combined effects of our decision during the second half of 2004 to reduce staff, consolidate operations, outsource certain functions, and focus on cost containment and expense management.

Research and development costs which are expensed as incured, totaled $65,000 for the nine months ended September 30, 2005 compared with $887,000 for the nine months ended September 30, 2004, a decrease of $882,000. The decrease primarily resulted from charges during the first nine months of 2004 of $750,000 that were due under the agreements with Skye, along with the winding down and elimination of certain other consulting agreements.

Depreciation and amortization expense for the nine months ended September 30, 2005 was $1,842,000 compared with $3,682,000 for the nine months ended September 30, 2004, a decrease of $1,840,000. The decrease was primarily attributable to the complete amortization of the intangible balances related to certain marketing agreements acquired or recorded as part of previous acquisitions.

Other Income (Expense):

Other income (net) for the nine months ended September 30, 2005 and 2004 was $431,000 and $0, respectively. This increase resulted from a $445,000 gain from the resolution of certain liabilities recorded as a result of the ENI acquisition agreement, offset by a charge of $14,000 for the disposal of fixed assets.

Interest expense (net) for the nine months ended September 30, 2005 $818,000 compared with a net expense of $1,620,000 for the nine months ended September 30, 2004, a decrease of $802,000. This decrease resulted primarily from interest charges of $779,000 during the nine months ended September 30, 2004 related to issuance of our common stock to stockholders as a penalty due to our failure to timely file and have declared effective a registration statement for common stock issued during our November 2002 private placement and interest charges related to a penalty due to our failure to timely file and have declared effective a registration statement to register the shares of common stock underlying the December 2003 offering. In addition the quarter ended September 30, 2005 included a credit of $140,000 that eliminates interest accrued for penalties on the timely issuance of common stock.

Net Loss From Continuing Operations:

Our net loss for the nine months ended September 30, 2005 was $1,161,000 compared with $19,508,000 for the nine months ended September 30, 2004, a decrease of $18,347,000. The decline resulted from the combination of $11,272,000 impairment of goodwill during the nine months ended September 30, 2004, an $876,000, or 63%, comparative nine month growth in our gross margins during the nine months ended September 30, 2005 combined with the effects of an overall comparative reduction in employees, a $445,000 gain from the resolution of certain ENI liabilities, the $750,000 obligation due to SkyPhrma for the nine months ended September 30, 2004, a reduction of $1,840,000 in depreciation and amortization expense, a reduction of interest expense by $822,000 and combined savings of $2,342,000 from the consolidation of locations into our centralized Phoenix office and our continued focus on cost containment and expense management.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net Loss	$(11,000)	$(2,119,000)	$(1,161,000)	$(21,674,000)

Interest	175,000	508,000	818,000	1,631,000
Amortization of intangibles	607,000	1,217,000	1,823,000	3,650,000
Amortization of stock and options
issued for services.	42,000	280,000	99,000	567,000
Depreciation	5,000	7,000	19,000	30,000
Impairment of intangible assets	-	-	-	11,272,000
Total	829,000	2,012,000	2,759,000	17,150,000

EBITDA	818,000	(107,000)	1,598,000	(4,524,000)

Option Re-pricing	(100,000)	(13,000)	(598,000)	(1,245,000)

Adjusted EBITDA	$718,000	$(120,000)	$1,000,000	$(5,769,000)

Liquidity and Capital Resources:

At September 30, 2005, we had cash and cash equivalents of $131,000.

Cash flows used in operating activities was $355,000 and $2,729,000 during the nine months ended September 30, 2005 and 2004, respectively, The $2,374,000 decrease in the nine months ended September 30, 2005 resulted from the ongoing cost containment and expense management program combined with the effects of the consolidation of our operations into our Phoenix, Arizona offices.

Cash flows provided by investing activities were $0 during the nine months ended September 30, 2005 compared with cash flows used of $163,000 during the nine months ended September 30, 2004. The net decrease resulted from our initiative to centralize our operations in Phoenix, which resulted in the decreased requirement to purchase fixed assets.

Cash flows from financing activities during the nine months ended September 30, 2005 were $20,000 compared with cash flows provided of $1,373,000 during the nine months ended September 30, 2004. The net reduction of $1,353,000 resulted primarily from a sale of our common stock in the nine months ended September 30, 2004 compared with only $20,000 during the nine months ended September 30, 2005.

We expect to fund our on-going business activities from the cash generated through continuing operations.

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

Intangible assets

Our other intangible assets include trademarks, patents, and license agreements. Intangible assets are amortized on a straight-line basis over the lesser of the correlating agreements or estimated useful lives ranging up to 14 years. Other intangible assets arising from various acquisitions are evaluated for impairment at least annually or whenever events occur that would indicate impairment had occurred.

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

Significant Equity Transactions During the Nine Months Ended September 30, 2005

On August 17, 2004, we consummated a joint venture with Wellness Watchers International, Inc., or (“WWI”), and together formed Wellness Watchers Systems, LLC, or (“WWS”). As of December 31, 2004, WWS was owned equally by us and WWI. The operating agreement gave us overall operating responsibility. During February 2005, we acquired 100% interest in WWS by issuing an additional 1,000,000 shares of common stock. In conjunction with the 100% acquisition of WWS and certain other marketing and operation strategic productivity decisions, we have consolidated the operations of WWS into DFN during the first quarter of 2005.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price Afforded To Purchasers	Exemption from Registrations Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion
1/27/05	Common Stock	1,000,000	Common Stock issued on connection with acquisition: no consideration received by us.	4(2)	N/A
3/16/05	Common Stock	318,750	Common Stock issued in satisfaction of unsecured liability; Company discharged $176,000 of liability.	4(2)	N/A
7/2005	Common Stock	209,000	Common Stock issued in satisfaction of unsecured liabilities of $23,000.	4(2)	N/A
7/2005	Common Stock	2,826,000	Common Stock issued as interest payment of $275,000.	4(2)	N/A
7/2005	Common Stock	500,000	Common Stock issued in conversion of 500,000 shares of Series C Preferred Stock	4(2)	N/A

ITEM 4. Item 4. Submission of Matters to a Vote of Security Holders

At the July 15, 2005 Annual Meeting of Stockholders, our stockholders voted on three matters. As of the June 13, 2005 record date, 101,387,463 shares of common stock were outstanding and entitled to vote at the meeting.

(1)	Election of Seven Directors:

Our stockholders elected the seven nominees for director by the following vote:

Nominee Elected	For	Withheld

Stuart A. Benson	67,180,367	326,342
Donald C. Hannah	67,205,367	301,342
Carson E. Beadle	67,206,367	300,342
David Allen	67,205,367	301,342
Michael Ashton	67,224,315	282,394
D. Clay Coffeen	67,204,365	302,344
Michael Cardamone	67,206,367	300,342

(2)	Ratification of our 2005 Incentive Compensation Plan:

Our stockholders ratified the stock incentive plan:

For	Against	Abstentions and Broker Non- Votes

45,053,059	772,801	2,984

(2)	Ratification of Appointment of Independent Public Accountants:

Our stockholders ratified the appointment of Epstein Weber & Conover LLP as our independent accountants for 2005 by the following vote:
For	Against	Abstentions and Broker Non- Votes

67,458,633	43,076	5,000

ITEM 6. Exhibits.

(1)	Exhibits filed as part of this Report:

Exhibit No.	Description	Page

	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under Section 13a-14 of the Securities Exchange Act	26
31.1	. . . . . . . . . . . . .

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under Section 13a-14 of the Securities Exchange Act .	27

	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 . . . . . . .	28
32.1	. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2005

By:	/s/ Stuart A. Benson

Stuart A. Benson, Chief Executive Officer (Principle Executive Officer)

By:	/s/ Gregg A. Linn

Gregg A. Linn, Chief Financial Officer (Principle Financial and Accounting Officer