Form 10KSB
period 2005-12-31
VITAL LIVING INC
filed 2006-03-31
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

Commission File Number 000-33211

______________

VITAL LIVING, INC.
(Exact Name of Small Business Issuer in Its Charter)

Nevada	88-0485596
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5080 North 40th Street, Suite 105
Phoenix, Arizona 85018-2147
(602) 389-8600
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenue for the most recent fiscal year: $4,858,000.

As of March 17, 2006, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer (based on the closing sales price as reported by the OTC Bulletin Board) was $3,327,000 assuming all officers and directors are deemed affiliates for this purpose).

As of March 17, 2006, the issuer had 112,261,000 shares of its common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference. None.

VITAL LIVING, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2005

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our "expectations, " "anticipation, " "intentions, " "beliefs, " or "strategies" regarding the future. Forward looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2006 and thereafter; future products or product development; our product development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, "Business - Risk Factors. "

PART I.

Item 1.    Description of Business

Overview

Our Company

We develop and market nutritional fruit and vegetable supplements, protein supplements, and nutraceuticals products. Our principal products currently are Greensfirst®, Red Alert™, Dream Protein™ and Complete Essentials™. We distribute our products primarily through regional nutritional distributors that market our proprietary products and patient selling system directly to healthcare practitioners who utilize our proprietary selling system to market our products directly to consumers.

Nutritional supplements represent a convenient and cost-effective way for an individual to obtain the nutritional benefits of whole foods. Nutritional supplements are formulated from whole foods and are intended to provide for improved health, reduced risk of diseases, and the delayed onset of age related indicators while resulting in little added caloric and fat intake. Nutritional supplements come in powder, capsule, cracker, and other forms.

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

We were incorporated in the state of Nevada on January 22, 2001 under the name Nutritional Systems, Inc. We acquired substantially all of the assets of Vital Living, Inc. effective as of May 7, 2001 and changed our name to Vital Living, Inc. on May 20, 2001. On August 16, 2001, we merged with VCM Technology Limited, a company reporting under the Securities Exchange Act of 1934. Following the merger, we continued as the surviving corporation and commenced reporting under the Exchange Act.

Our executive offices are located at 5080 North 40th Street, Suite 105, Phoenix, Arizona 85018, and our telephone number is (602) 952-9909. Our website is located at www.vitalliving.com.

Strategy

Our goal is to become a major participant in the nutritional supplement and nutraceutical markets. Key elements of our strategy to achieve this goal include the following:

•	capitalize on the growing consumer interest in the use of nutritional supplements and nutraceuticals to complement traditional health care routines,

•	develop products that appeal to health care professionals and consumers,

•	enhance our distribution channels and the participants in those channels, and

•	pursue strategic acquisitions in the highly fragmented nutritional supplement and nutraceuticals markets to expand our product offerings, distribution channels, and geographic reach.

Products

Our current principal products are GreensFIRST®, Red Alert™, Dream Protein™, and Complete Essentials™. These products represented nearly all of our revenue during fiscal 2005.

GreensFIRST® is a highly concentrated formulation of fruits and vegetables with natural, organic, whole foods and extracts, produced in a powder for mixing with a variety of liquids. GreensFIRST® supplies natural vitamins, minerals, plant enzymes, antioxidants, phytonutrients, and symbiotic intestinal flora designed to provide for more optimal energy metabolism, fat burning, digestion, detoxification, immunity, repair, recovery, rejuvenation, and vital longevity. GreensFIRST® is currently distributed through more than 8,000 healthcare practitioners throughout the United States.

Red Alert™ is a highly concentrated formulation of fruits and vegetables made with organic and all natural products. Red Alert is a phytonutrient-antioxident energy drink formulated to boost energy with no added stimulants. Red Alert may also help improve immune function, help support weight management, alkalize and balance pH, and aid in healthy digestion.

Dream Protein™ is a whey protein highly concentrated formula, consisting of proprietary hormone free, ultra-lowtemp™ whey protein isolate. We start with hormone free whey from cows that are "meadow fed" and not given any rBGH or BST hormones. Dream Protein is also made with an Ultra-Low Temp™ process in which the protein is not denatured (damaged) from an extensive heat treatment.

Complete Essentials™ is a ultra pure omega 369 dietary supplement that contains essential fatty acids derived from organic flaxseed oil, borage seed oil, and deep sea cold water fish oil. Because the human body cannot manufacture essential fatty acids on its own, our unique dietary supplement is a blend of healthy oils designed to satisfy an individual's need for essential fatty acids.

Sales and Marketing

We market our products through the following distribution channels:

•	healthcare practitioners, which includes physicians, condition specialists, chiropractors, nutritionists, and trainers, who promote or prescribe our products; and

•
regional nutritional distributors that market our proprietary products and patient selling system directly to healthcare practitioners who utilize our proprietary selling system to market directly to consumers. We distribute a majority of our products, including GreensFIRST®, Red Alert™, Dream Protein™, and Complete Essentials™, primarily through healthcare practitioners. During both 2005 and 2004, our GreensFIRST® product was primarily responsible for a significant portion of our revenue.

During the third quarter of 2004, we entered a joint venture with Wellness Watchers Systems providing for the development and marketing of the Healthy Living Kit. The Healthy Living Kit creates a Wellness Smoothie, which is a meal replacement designed for all types of metabolisms and blood types. It consists of one scoop of GreensFIRST® and one scoop of Dream Protein™ in eight ounces of water along with one of our Complete Essentials™ Ultra Pure Omega 3-6-9 capsules. Each Healthy Living Kit Wellness Smoothie meal replacement is a balanced, low-calorie, low-glycemic, hypoallergenic, high-antioxidant, nutrient-dense food source. It is created from a combination of potent organic, hormone and pesticide free all-natural foods. The Health Living Kit along with the lifestyle program was created to assist healthcare practitioners in dealing with chronic diseases, such as cancer, heart disease, and diabetes.

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

Research and development costs amounted to $72,000 and $1,180,000 for 2005 and 2004, respectively. Research and development costs incurred from our formation until December 31, 2005 were $2.2 million.

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

Raw Materials and Quality Control

The principal raw materials used in the manufacture of our nutritional supplements and nutraceuticals are natural ingredients purchased from manufacturers and other suppliers in the United States, with certain materials imported from other countries. We purchase these raw materials directly or through our manufactures and other suppliers. Therefore, with our suppliers and manufacturers, we maintain the responsibility for documenting all certificates of analysis for the materials in accordance with good manufacturing practices ("GMP") and guidelines. All raw materials are sent directly to our manufacturers for milling and other fabrication. We do not have contracts with any of the suppliers of raw materials used in the production of our products.

Historically, we have not experienced difficulties obtaining raw ingredients for our products on customary terms. We believe that the materials used in our products are readily available from numerous sources and that the loss of any of our current suppliers would not adversely affect our operations. There is no assurance, however, that suppliers will continue to provide the raw materials needed by us in the quantities required or on favorable terms. Because we do not control the source of these raw materials, we also are subject to delays caused by interruptions in production of materials based on conditions outside our control. Any significant delay in, or disruption of, the supply of raw materials could harm our business. If supply shortages were to occur and we were unable to meet the demands of our customers, even if for only a short time, the result could be a long-term decrease in the sales of our products. We cannot assure you that, on a long-term basis, an adequate supply of ingredients will be available to us on commercially reasonable terms in order for us to meet the supply obligations to our customers.

Finished products are produced by our manufacturers, which maintain quality control laboratories and testing facilities. Our manufactured products are packaged by and protected by a tamper-resistant outer safety seal. All of this is done by our manufacturers according to current GMP guidelines.

Acquisitions and Strategic Initiatives

We have completed four acquisitions. We discontinued the operations of two of the acquired businesses because the acquisitions did not meet our expectations.

On August 17, 2004, we consummated a joint venture with Wellness Watchers International, Inc., or WWI, and together formed Wellness Watchers Systems, LLC, or WWS. We paid WWI $805,000 for its 50% interest in WWS. The purchase price consisted of 3.0 million shares of our common stock along with a $25,000 cash payment. We and WWI originally owned 50% of WWS. The operating agreement gave us overall operating responsibility. WWS manufactures a proprietary brand of dietary protein powder called Dream Protein™, which is directly marketed to the health practitioners together with our GreensFIRST® product. WWS plans to introduce complementary products that will be marketed as part of WWS' Healthy Living Program®. Part of WWI's contribution to WWS was the exclusive licensing of certain products, client lists and marketing strategies, which included Dream Protein™. WWS has developed a unique marketing strategy that channels products directly to health practitioners. Prior to forming WWS, WWI had no prior operating history. During 2004, WWS had total revenue of $400,000. During February 2005, we acquired 100% interest in WWS by issuing an additional 1.0 million shares of our stock. In conjunction with our acquisition of the remainder of WWS and certain other marketing and operation strategic productivity decisions, during the first quarter of 2005, we have consolidated the operations of WWS into DFN.

We plan to continue our acquisition strategy in the future. In particular, we intend to focus on candidates that have strong relationships with key vendors or have established complimentary distribution channels or customers. We believe that a number of factors will facilitate our acquisition strategy, including the following:

•	the highly fragmented composition of the nutritional supplement and nutraceuticals markets;

•	our status as a public corporation;

•	a decentralized management strategy, which facilitates the acquired company's management remaining involved in operations should they desire to do so; and

•	the ability of our management to identify acquisition opportunities. Trademarks and Patents.

Trademarks and Patents

We own numerous trademarks registered with the U.S. Patent and Trademark Office and with agencies in certain other major jurisdictions of the world. Our trademarks include Vital Living®, Vital Living - The Physician Nutraceutical Company® (plus a logo), GreensFIRST®, Dream Protein™, and Complete Essentials™.

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

Competition

Our competitors vary by the nature of the distribution channel. In the healthcare practitioner and regional nutritional distributor channels, we compete with a number of companies selling whole foods and nutritional supplements, including Douglas Labs, Integration Therapeutics, Phyto Pharmacia, Metagenics Standard Process, Allergy Research, and Enzymatic Therapy.

Many of our competitors are substantially larger than we are and have significantly greater financial, technical, marketing, and other resources. We compete primarily based on our ability to be first to market and the desire of healthcare practitioners to have a nutritional line of products to supplement their practices.

Governmental Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale [hereafter, collectively "sale" or "sold"] of dietary and nutritional supplements, such as those sold by us, are subject to regulation by one or more federal agencies, principally the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, and to a lesser extent, the Consumer Product Safety Commission and the U.S. Department of Agriculture. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States. Among other matters, regulation by the FDA and FTC covers product safety and claims made with respect to a product's ability to provide health-related benefits.

Federal agencies, primarily the FDA and FTC, have a variety of procedures and enforcement remedies available to them, including the following:

•	initiating investigations,

•	issuing warning letters and cease and desist orders,

•	requiring corrective labeling or advertising,

•	requiring consumer redress, such as requiring that a company offer to repurchase products previously sold to consumers,

•	seeking injunctive relief or product seizures,

•	imposing civil penalties, or

•	commencing civil procedures or criminal prosecution.

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

The Dietary Supplement Health and Education Act, or DSHEA, was enacted in 1994, amending the Federal Food, Drug, and Cosmetic Act, or FFD&CA. We believe the DSHEA is generally favorable to consumers and to the dietary supplement industry. DSHEA establishes a statutory class of "dietary supplements," which includes vitamins, minerals, herbs, amino acids, and other dietary ingredients for human use to supplement the diet. Dietary ingredients on the market as of October 15, 1994 do not require the submission by the manufacturer or distributor to the FDA of evidence of a history of use or other evidence of safety establishing that the ingredient will reasonably be expected to be safe, but a dietary ingredient that was not on the market as of October 15, 1994 may need to be the subject of such a submission to FDA at least 75 days before marketing. Among other things, the DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as "food additives" and allows the use of statements of nutritional support on product labels. The FDA has issued proposed and final regulations in this area and indicates that further guidance and regulations are forthcoming. We cannot assure you that the FDA will accept the evidence of safety for any new dietary ingredient that we may decide to use and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring FDA pre-approval based on newly conducted, costly safety testing. In addition, while the DSHEA authorizes the use of statements of nutritional support or "structure/function claims in the labels and labeling of dietary supplements, the FDA is required to be notified of such statements. We cannot assure you that the FDA will not consider particular labeling statements used by us to be drug claims rather than acceptable statements of nutritional support, thereby necessitating approval of a costly new drug application, or re-labeling to delete such statements. We do believe, however, that we substantially comply with the regulations promulgated under DSHEA with regard to labels and labeling of our dietary supplements.

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

The FFD&CA also authorizes the FDA to promulgate good manufacturing practices, or GMP, standards for dietary supplements, which require special quality controls for the manufacture, packaging, storage, and distribution of supplements. The final version of FDA's GMP regulation has not been published. We believe however, that we will be in substantial compliance with the regulations once they are issued. We contractually require that any independent third party manufacturers doing business with us comply with all existing, or to be promulgated, regulations. The FFD&CA further authorizes the FDA to promulgate regulations governing the labeling of dietary supplements, including claims for supplements pursuant to recommendations made by the Presidential Commission on Dietary Supplement Labels. These rules, which were issued on or after September 23, 1997, entail specific requirements relative to the labeling of our dietary supplements. The rules also require additional record keeping and claim substantiation, reformulation, or discontinuance of certain products, which would be a material expense to us.

The sale of our products in countries outside the United States is regulated by the governments of those countries. We are not currently marketing our products outside of the United States, except in Canada and Mexico. Our plans to commence or sales in those countries may be prevented or delayed by such regulation. While compliance with such regulation will generally be undertaken by international distributors, we may assist with such compliance and in certain cases may be liable if a distributor fails to comply.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect such additional regulation, when and if it occurs, would have on our business in the future. Such additional regulation could require, however, any of the following:

•	the reformulation of certain products to meet new standards,

•	the recall or discontinuance of certain products,

•	additional record keeping,

•	expanded documentation of the properties of certain products,

•	revised, expanded or different labeling, or

•	additional scientific substantiation.

Employees

As of March 17, 2006, we had four full-time employees, all of whom are engaged in finance, administration, or management functions. None of our employees is subject to any collective bargaining agreements with us, and we believe our relationship with our employees is satisfactory. Our future success depends, in part, on our ability to attract, retain, and motivate highly qualified personnel.

Properties

We lease our corporate offices under a three-year lease, which expires in mid 2007.

Legal Proceedings

We are involved in various legal proceedings arising out of our operations in the ordinary course of business. We do not believe that any such proceedings will have a material adverse effect on our business, operating results, or financial condition.

RISK FACTORS

You should consider carefully the following risk factors and all other information contained herein in evaluating our company and our business. Our common stock involves a high degree of risk. If any of the following risks occur, our business, financial condition, and operating results will suffer. Moreover, the price of our common stock could decline and you could lose all of your investment.

Our significant losses and negative cash flow raise questions about our ability to continue as a going concern.

We have only a limited operating history. Our business must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a business in the nutritional supplement and nutraceuticals industries, which are characterized by a large number of market participants, intense competition, and a high failure rate. We incurred net losses of approximately $21.5 million and $28.2 million in 2005 and 2004, respectively. We cannot assure you that we will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis or that profitability, if achieved, will be sustained. If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations. Because of our recurring operating losses and negative cash flow, the audit report of our independent public accountants on our financial statements for the fiscal years ended December 31, 2005 and 2004 contains an explanatory paragraph stating that the independent auditor has substantial doubt about our ability to continue as a going concern.

If we are unable to generate cash from operations, we may need to raise additional funds in the near future.

We had a working capital deficit of $1.6 million at December 31, 2005. Historically, we have been dependent on equity or debt financings to fund our operations and working capital needs. We completed offerings of 510,000 shares of our common stock raising gross proceeds of $510,000 in the first quarter of 2004; an offering of 3.9 million shares of our common stock and 15.6 million warrants, which resulted in gross proceeds of $975,000 in June and July of 2004; and a warrant offering, which began in November 2004 and concluded in January 2005, that resulted in the issuance of 7.1 million shares of our common stock and 6.4 million warrants that generated $717,000 in gross proceeds. Our net cash used in operating activities was $358,000 and $3.6 million during the years ended December 31, 2005 and 2004, respectively. We may need to raise additional capital in the very near future to fund our operations and are currently examining various sources of additional financings. However, because our Senior Secured Convertible Notes are secured by substantially all of our assets, we may have difficulty securing additional debt financing on terms favorable to us or at all. Any equity financing that we obtain may be highly dilutive to existing stockholders. Our inability to generate cash flow from operations or to find sources of funding would have an adverse impact on our ability to maintain our operations.

We have substantial indebtedness and interest obligations that we must satisfy when due. .

We have substantial indebtedness and interest obligations that we must satisfy in accordance with their terms. In connection with the MAF acquisition completed during 2002, we have a recorded a related provision of $401,000, which is included in our current liabilities. During the third quarter of 2004, we entered into an agreement to sell all property, rights, and assets related to our Boulder Bar product line. The purchaser agreed to assume the debt. However, the purchaser has not complied with the terms of the agreement, and we are currently seeking legal remedies. In addition, we have outstanding $4.2 million aggregate principal amount of Senior Secured Convertible Notes, which are secured by substantially all of our assets. In October 2004, we obtained majority consent of the holders of the notes to pay the 12% annual interest requirement in either cash or shares of our common stock. We cannot assure you that our operations will generate funds sufficient to repay these debt obligations as they come due. Our failure to repay any of our indebtedness and make required interest payments as required by these debt obligations could result in an event of default. In this event, the holders of our debt could force us to sell our assets in order to repay obligations owing to them.

We may record future losses because of an impairment of goodwill and other intangibles.

We had approximately $3.3 million of goodwill and $14,000 of net intangible assets at December 31, 2005, cumulatively accounting for approximately 69% of our total assets at December 31, 2005. We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and are required to analyze our goodwill and other intangible assets for impairment issues on an annual basis or when events occur that would indicate that an intangible asset impairment had occurred. The value of our goodwill and other intangible assets is exposed to future impairment if we experience declines in operating results or experience significant negative industry or economic trends or if future performance is below historical trends. We periodically review goodwill and intangible assets for impairment using the guidance of applicable accounting literature. We are subject to financial statement risk to the extent that the goodwill and other intangible assets become impaired, and any impairment losses related to goodwill and other intangible assets may result in a non-cash charge to earnings. We may, in the future, determine that certain assets classified as goodwill or intangible are impaired and record the appropriate non-cash charge to earnings.

We may lose our exclusive licensing rights to the GEOMATRIX® technology if SkyePharma terminates the Development and License Agreement to which we are a party.

We are party to a Development and License Agreement with SkyePharma PLC under which we have certain exclusive licensing rights to the GEOMATRIX® technology. We are in dispute with SkyePharma over the terms of the agreement and have failed to make payments, which total $750,000 called for under the agreement. On April 6, 2004, we received a demand letter from SkyePharma related to the past due payments under the agreement, which triggered a 30-day negotiation period under the agreement. This 30-day period is required before initiating formal collection proceedings. We are currently in discussions to modify both the terms and payment schedules under the agreement. We cannot assure you that these negotiations will be successful and that we will reach a satisfactory resolution of this matter. In the event a satisfactory resolution cannot be reached and SkyePharma exercises its rights of termination under the agreement, we may lose substantial and possibly all rights gained under this and related contracts with SkyePharma.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute our stockholder value, and harm our operating results.

We plan to continue to review opportunities to buy other businesses that would expand our product offerings, enhance our product distribution, expand the geographical breadth of our markets, or otherwise offer other growth opportunities. In the past two years, we have acquired three businesses, and we may acquire additional businesses in the future. If we make any future acquisitions, we may issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt, or assume contingent liabilities. Acquisitions involve numerous risks, including the following:

•	problems integrating the purchased products, operations, personnel, distribution channels, and systems with our own;

•	unanticipated costs or undisclosed liabilities associated with the acquisition;

•	diversion of management's attention from our existing businesses;

•	potential compliance issues with regard to acquired companies that did not have adequate internal controls;

•	adverse effects on existing business relationships with suppliers distributors, and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees and customers of purchased organizations.

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

Our ability to grow through acquisitions will depend upon various factors, including the following:

•	the availability of suitable acquisition candidates at attractive purchase prices;

•	the ability to compete effectively for available acquisition opportunities; and

•	the availability of funds or common stock with a sufficient market price to complete the acquisitions.

As a part of our acquisition strategy, we frequently engage in discussions with various companies regarding their potential acquisition by us. In connection with these discussions, we and each potential acquisition candidate exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate may agree not to discuss a potential acquisition with any other party for a specific period of time, grant us an option to purchase the prospective business for a designated price during a specific time, and agree to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.

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

We depend on our manufacturers to maintain high levels of productivity and satisfactory delivery schedules. Although we a have long-term contract with one of our manufacturers, the contract does not guarantee adequate production capacity, prices, lead times, or delivery schedules. Our manufacturers serve many other customers, a number of which may have greater production requirements than we do. As a result, our manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate deliveries to us on short notice. At times, we have experienced lower than anticipated manufacturing turnarounds and lengthening of delivery schedules. We may encounter manufacturing delays and longer delivery schedules in commencing volume production of our new products. Any of these problems could result in our inability to deliver our products in a timely manner and adversely affect our operating results. We depend to a great extent on our manufacturers for the safety, purity, and potency of our products.

We depend on a limited number of wholesale distributors to sell a significant portion of our products.

We currently market our products on a wholesale basis through our distributors operating primarily in the United States. We depend on these distributors to sell our products to healthcare practitioners throughout the United States. If a significant distributor discontinues selling our products, performs poorly, does not pay for purchased products, reorganizes, or liquidates and is unable to continue selling our products, our business, financial condition, and operating results could be adversely affected. Our failure or inability to replace poorly performing distributors could have a material adverse effect on our business.

Any material increase in the cost of the raw materials used to manufacture our products could have a material adverse effect on our cost of sales.

We do not have contracts with all of the suppliers of the raw materials used in the production of our products. Historically, we have not experienced any difficulties obtaining the raw ingredients for our products on customary terms. We are, however, subject to variations in the prices of the raw materials used in the manufacture of our products. We may not be able to pass along any cost increases to our customers. As a result, any material increase in the cost of raw materials used in the manufacture of our products could have a material adverse effect on our cost of sales.

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

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of dietary supplements, such as those sold by us, are subject to regulation by a number of federal, state and local agencies, principally, the FDA, and the FTC, as well as foreign agencies in areas where we may operate. Among other matters, this regulation is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. These agencies have a variety of procedures and enforcement remedies available to them, including the following:

•	initiating investigations;

•	issuing warning letters and cease and desist orders;

•	requiring corrective labeling or advertising;

•	requiring consumer redress, such as requiring that a company offer to repurchase products previously sold to consumers;

•	seeking injunctive relief or product seizures; and

•	imposing civil penalties or commencing criminal prosecution.

Federal and state agencies have in the past used these remedies in regulating participants in the dietary supplements industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants. In addition, publicity related to dietary supplements may result in increased regulatory scrutiny of the nutritional supplements industry.

Our failure to comply with applicable laws could subject us to severe legal sanctions, which could have a material adverse effect on our business and results of operations. The regulatory environment in which we operate could change and such regulatory environment, or any specific action taken against us, could result in a material adverse effect on our business and operations. A state could interpret claims presumptively valid under federal law as illegal under that state's regulations, and future FDA regulations or FTC decisions could restrict the permissible scope of such claims. Any such proceedings or investigations or any future proceedings or investigations could have a material adverse effect on our business or operations.

If we are deemed to be subject to the federal Medicare Anti-Kickback statutes or similar state statutes, it could have a material adverse effect on our business and operations.

The healthcare industry is subject to extensive federal and state regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services, and payment for services. As Essentum® is not subject to Medicare or Medicaid reimbursement, we do not believe that our activities are subject to regulation under the federal Anti-Kickback statutes. The Anti-Kickback statutes generally prohibit persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. However, the statute was drafted broadly and it has resulted in many arrangements and practices that are lawful in businesses outside of the healthcare industry to be deemed unlawful. As a result, there has been a lack of uniform interpretation of the Anti-Kickback statutes, which make compliance even more difficult. The penalties for violating these statutes can be severe and include criminal penalties and civil sanctions, fines, imprisonment, and possible exclusion from the Medicare and Medicaid programs. Many states have adopted laws similar to the federal Anti-Kickback statutes. Some of these state prohibitions apply to referral of patients for healthcare services reimbursed by any source, not only the Medicare and Medicaid programs. Although we believe that we comply with both federal and state antikickback laws, any finding of a violation of these laws could subject us to criminal and civil penalties or possible exclusion from federal or state healthcare programs. Such penalties would adversely affect our financial performance and our ability to operate our business.

Our insurance may be inadequate to cover us against product liability claims that may be brought against us.

We maintain liability insurance with policy limits generally of $1.0 million per occurrence and $2.0 million in the aggregate. Our insurance coverage includes property, casualty, comprehensive general liability, and products liability insurance. We believe that our insurance coverage is adequate. The testing, marketing, and sale of health care products, however, entail an inherent risk of product liability. Product liability claims relating to dietary supplement products could be asserted against us, our licensees, or third parties with whom we operate. Many claims related to dietary supplements have already been brought against businesses in our industry. Further, our insurance may not provide adequate coverage against any potential claims. A product liability claim or product recall could have a material adverse effect on our business, financial condition, and results of operations.

We depend on key employees and the loss of either of their services could harm our business.

We are heavily dependent upon Stuart A. Benson, our President and Chief Executive Officer, and Gregg A. Linn, our Chief Operating Officer and Chief Financial Officer. We have entered into employment agreements with both Mr. Benson and Mr. Linn that provide for them to be employed by us through December 2007. The agreements, however, cannot assure us of their continued service. The loss of either Mr. Benson or Mr. Linn could have a material adverse effect on us. Under the terms of Mr. Benson's employment agreement, we obtained "key-man" insurance policy for Mr. Benson in the amount of $500,000. We are the beneficiary of this policy.

Our existing stockholders will experience dilution if we issue additional securities.

As of December 31, 2005, we had outstanding 112,125,000 shares of common stock, 1,000,000 shares of Series D preferred stock currently convertible into 1,000,000 shares of common stock, options to purchase 13,801,000 shares of common stock, warrants to purchase 30,580,000 shares of common stock, and Senior Secured Convertible Notes convertible into 17,610,000 shares of common stock. If we issue additional shares, or if our existing stockholders exercise or convert their outstanding options, warrants, or notes, our other stockholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of our company. Further, any issuance of additional securities to various persons or entities in lieu of cash payments will lead to further dilution. If all convertible instruments were converted and all outstanding warrants and options were exercised, we would have 175,110,000 shares of common stock outstanding.

We do not have a sufficient number of shares of common stock authorized to permit all holders of warrants, options, and convertible notes to convert those securities to common stock.

We do not have sufficient authorized shares of common stock to permit full exercise of the outstanding warrants, options, and convertible notes. As a result, until such time as we have sufficient authorized shares of common stock to permit exercise of all such securities, each holder of such securities will only be entitled to exercise the conversion rights of such securities to the extent that we have sufficient authorized common stock. Our Board of Directors intends to approve an amendment to our articles of incorporation to increase the number of shares of common stock authorized to an amount sufficient for the full exercise of such outstanding securities. The amendment requires the approval of our stockholders. We cannot assure you that our stockholders will approve the amendment. The inability of our security holders to exercise a only portion of their warrants, options, or convertible notes would deprive the holders of the value of such securities and could have a material adverse effect on the market price of our common stock. Moreover, such event could result in litigation against our company.

We are party to a voting agreement pursuant to which certain officers, directors and stockholders can elect a majority of our Board of Directors.

We are party to a voting agreement with Stuart A. Benson, our President and Chief Executive Officer, Donald C. Hannah, chairman of our Board of Directors, and SkyePharma, PLC and Fifth Avenue Capital, Inc., both significant stockholders. As a result of voting together under the terms of the agreement, the parties have the ability to elect a majority of our Board of Directors and to approve most, if not all, of any corporate actions requiring stockholder approval without the vote of any other stockholders.

The market price of our common stock is highly volatile and subject to wide fluctuations as a result of many factors.

Our common stock has been traded on the OTCBB since March 28, 2002. The market price of our common stock has been highly volatile and may continue to be volatile in the future. Many factors could affect the trading price of our common stock, including the following:

•	the low price, thin trading volume, and relatively small public float of our common stock;

•	variations in our quarterly operating results;

•	introduction of new products and customer acceptance of products;

•	general trends in the nutritional supplement and nutraceuticals markets;

•	the number of holders of our common stock; and

•	the interest of securities dealers in maintaining a market for our common stock.

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

Because we currently have less than $5,000,000 of net tangible assets and the market price of our common stock is less than $5.00 per share, transactions in our common stock are subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934. These rules require broker-dealers that recommend our securities to persons other than institutional accredited investors to do each of the following:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser's written agreement to a transaction prior to sale;

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

Item 2.    Description of Property

We lease our corporate offices under a three-year lease, which expires in mid 2007.

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

Year ended December 31, 2004:

First quarter	$0.92	$0.77
Second quarter	$0.57	$0.30
Third quarter	$0.24	$0.17
Fourth quarter	$0.20	$0.14

Year ended December 31, 2005:

First quarter	$0.17	$0.06
Second quarter	$0.12	$0.05
Third quarter	$0.09	$0.03
Fourth quarter	$0.06	$0.03

Year ended December 31, 2006:

First quarter (through March 17, 2006)	$0.05	$0.03

On March 17, 2006, the closing price of our stock was $0.03 and we had 460 record holders of our common stock.

Item 6.    Management's Discussion and Analysis

Overview

We develop and market fruit and vegetable supplements, protein supplements, and nutraceutical products that are marketed for distribution through physicians, medical groups, chiropractic offices, and retail outlets. Nutraceuticals are products that are isolated or purified from foods and generally sold in medicinal forms not usually associated with foods, including tablets, capsules, or drops. These nutraceuticals may have physiological benefits or have the ability to reduce the risk of chronic disease beyond basic nutritional products. We develop and test our nutraceuticals in collaboration with leading medical experts in the nutraceuticals field. We have designed them to be incorporated by healthcare practitioners into a standard patient system where healthcare practitioners recommend and sell our whole food and nutraceuticals products to their patients. Our focus has been with our GreensFIRST®, Red Alert™, Dream Protein™, and Complete Essentials™ products.

Our business strategy is to capitalize on the growing complimentary and alternative medicine market by creating condition-specific formulations that offer a broad range of benefits. Our products focus on general health by utilizing nutritional supplements and nutraceuticals as a means to gain the confidence and support of healthcare practitioners. We plan to focus on certain target conditions, providing the market with high quality, relevant products through our healthcare practitioner distribution channels.

Results of Operations

The following sets forth selected financial data and its percentage of net sales for the years ended December 31, 2005 and 2004:

	2005		2004		Increase
	Amount	%	Amount	%	(Decrease)
Revenues, net	$4,858,000	100.0%	$4,161,000	100.0%	$697,000
Cost of goods sold	2,301,000	47.0%	2,801,000	67.0%	(500,000)
Gross profit	2,557,000	53.0%	1,360,000	33.0%	1,197,000
Administrative expenses
Salaries and benefits	201,000	4.0%	992,000	24.0%	(791,000)
Professional and consulting fees	723,000	15.0%	1,676,000	40.0%	(953,000)
Selling, general and administrative	880,000	18.0%	1,937,000	47.0%	(1,057,000)
Research and development	72,000	1.0%	1,180,000	28.0%	(1,108,000)
Depreciation and amortization	2,455,000	51.0%	4,560,000	110.0%	(2,105,000)
Impairment of intangibles	18,356,000	378.0%	14,976,000	360.0%	3,380,000
Total	22,687,000	467.0%	25,321,0	609.0%	(2,634,000)
Net loss from continuing operations	(20,130,000)	-414.0%	(23,961,000)	-576.0%	(3,381,000)

Other income (expense)
Interest expense, net	(1,034,000)	-21.0%	(1,969,000)	-47.0%	(935,000)
Gain on the resolution of accounts payable, trade	445,000	9.0%	—	0.0%	445,000
Gain on settlement of accounts payable, trade	142,000	3.0%	—	0.0%	142,000
Loss on sale and disposal of marketable securities	(1,006,000)	-21.0%	—	0.0%	(1,006,000)
Other income (expense), net	46,000	1.0%	(67,000)	-2.0%	113,000
Net loss from continuing operations	$(21,537,000)	-443.0%	$(25,997,000)	-625.0%	$(4,460,000)

Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

Revenue

Total revenue for the year ended December 31, 2005 was $4.9 million compared with $4.2 million for the year ended December 31, 2004, an increase of $700,000. This increase was primarily attributable to the growth in our GreensFIRST® product line, along with increases in the sales of Dream Protein™ and Red Alert™, which was introduced during June 2005. Our 2005 revenue included the impact of our productivity and cost-savings enhancements in our marketing and distribution systems which was introduced during the first quarter of 2005.

Cost of goods sold and gross profit

Cost of goods sold for the year ended December 31, 2005 was $2.3 million compared with $2.8 for the year ended December 31, 2004, a decrease of $500,000. This decrease reflected the increase in revenue in our DFN subsidiary along with the 2004 offset related to the $728,000 inventory reserve for our X-Fat® inventory recorded for the year ended December 31, 2004. The comparable increase in cost of goods sold, excluding X-Fat®, in our DFN subsidiary was $228,000, or 10%. The gross profit percentage for the year ended December 31, 2005 was 53%, compared with 50% for the year ended December 31, 2004, excluding the X-Fat® inventory reserve. The 3% decrease in cost of goods sold in our DFN subsidiary was the result of comparative improvements in manufacturing productivity and managements initiatives to source more effectively raw materials.

.

Administrative expenses

    Salaries and benefits

Salary and benefits for the year ended December 31, 2005 was $201,000 compared with $992,000 for the year ended December 31, 2004, a decrease of $791,000. The decrease was substantially the result of a non-cash re-pricing adjustments $647,000 required in accordance with FIN No. 44 related to warrants issued to one of our officers during 2003. In accordance with Financial Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation," a non-cash charge to compensation expense is required if the price of our common stock on the last trading day of a reporting period is greater than the exercise price of certain stock options and warrants issued to officers or employees. The requirements of FIN 44 may also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of previous reporting period, except that a credit is not recorded to the extent our common stock trades below the exercise price of the options or warrants. In accordance with FIN 44, we adjust compensation expense upward or downward on a monthly basis based on the trading price at the end of each period. Additionally, during 2005, a $144,000 savings was achieved from reduced head count resulting from enhancing our marketing and distribution systems.

Professional and consulting

Professional and consulting fees were $723,000 during the year ended December 31, 2005 compared with $1,676,000 for the year ended December 31, 2004, a decrease of $953,000. This decrease reflects the absence of financing activities during 2005 compared with 2004 along with our focus on cost containment and expense management. The 2004 amount includes a decrease to expense as a result of re-pricing adjustments of $156,000 in accordance with FIN 44 related to options previously issued in our agreement with the Arizona Heart Institute, our distribution partner for Essentum.

Selling, general, and administrative

Selling, general, and administrative expenses for the year ended December 31, 2005 were $880,000 compared with $1.9 million for the year ended December 31, 2004, a decrease of $1.1 million. The decrease resulted from the combined effects our decision during the second half of 2004 to reduce staff, consolidate operations, implement enhanced marketing and distribution systems, outsource certain functions, and focus on cost containment and expense management.

Research and development

Research and development is expensed as incurred and totaled $72,000 for the year ended December 31, 2005 compared with $1.2 million for the year ended December 31, 2004, a decrease of $1.1 million. This decrease primarily resulted from charges during the prior year of $1.0 million due under our agreement with Skye, along with the winding down and elimination of certain other consulting agreements. We expect to increase expenditures related to research and development during 2006 as we intend to introduce new products into our marketing and distribution channels.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2005 was $2.5 million compared with $4.6 million for the year ended December 31, 2004, a decrease of $2.1 million. The decrease was primarily attributable to the complete amortization of the intangible balances related to certain marketing agreements acquired or recorded as part of previous acquisitions.

Impairment of intangibles

We test goodwill and other intangibles created by our acquisitions for impairment at least annually, or upon occurrence of such events that may indicate impairment exists, in accordance with SFAS No. 142. As a result of lower than expected operating results, we revised our expectations and, as a result, recorded an intangibles impairment loss of $18.4 million and $15.0 million during 2005 and 2004, respectively. The change in fair value of each component of goodwill and other intangibles was estimated using certain operational results and assumptions, as described below.

MAF Bionuetritionals, LLC (“MAF”). The gross value of goodwill related to the MAF acquisition was $5.0 million. On September 30, 2004, we entered into an agreement to sell all property, rights, and assets related to our Boulder Bar product line. The purchaser agreed to assume debt of approximately $401,000. However, the purchaser has not complied with the terms of the agreement, and we are currently seeking legal remedies. As a result of this transaction and MAF's inability to generate positive cash flow from operations, we have discontinued its operations and recorded impairment charges of $104,000 and $38,000 related to intangible assets and other MAF assets deemed to be of no remaining value, respectively.

Natures Systems Inc (“NSI”). The gross value of goodwill related to the COF acquisition was $3.9 million. In order to resolve certain disputes between a former employee of the COF subsidiary, on July 9, 2004, we settled all matters pursuant to a Settlement and Release Agreement calling for the settlement of all claims and the sale of certain assets and liabilities back to the previous owners of COF. As part of the agreement, we agreed to pay the previous owners of COF $150,000 in six equal monthly installments beginning July 2004 in exchange for the return of 2,600,000 shares of our common stock originally paid as part of the acquisition price. In addition, we agreed to assign certain assets and the previous owners and COF agreed to assume certain liabilities of NSI as of the effective date; the previous owners of COF agreed to sublease our leased facilities located in Spanish Fork, Utah for a period of one year from the effective date; and both parties agreed that executive employment agreements with two former employees, which were executed as part of the COF acquisition, would become null and void. Should either party fail to perform its obligations under the agreement, certain rights and options exist allowing the parties to terminate the agreement. During 2004, we paid $50,000 of $150,000 required payments under the agreement. The remaining $100,000 balance was paid directly to the Internal Revenue Service as a result of being served with a final demand notice from the IRS related to obligations from the previous owners of COF. These amounts were the obligation of the previous owners of COF, which was ratified in the agreement. However, in order to avoid any further claims related to this matter, in November 2004, we entered into a settlement agreement with the IRS related to this matter and paid the remaining $100,000 obligation under the agreement directly to the IRS. The IRS has agreed not pursue us related to this matter.

As of December 31, 2005, we had not received the 2.6 million shares of common stock back from the previous owners of COF. Accordingly, we are currently seeking specific remedies. We have not included 1.8 million of these shares in the disclosed outstanding shares.

Doctors For Nutrition, Inc. (“DFN”) The gross value of goodwill related to the DFN acquisition was $2,113,000. During 2005 and 2004, we generated operating income of approximately $2,081,000 and $751,000 respectively, before depreciation, amortization, and interest charges. We expect increasing net cash flows from operations, as we increase the national distribution of GreensFIRST® and Red Alert™ along with our Dream Protein™ and Complete Essentials™ product lines by cross-selling into distribution channels currently and expanding sales of GreensFIRST® into new markets. We also anticipate launching additional products currently under development. Based on our analysis, we do not believe the goodwill amount at December 31, 2005 is impaired and have not recorded an adjustment to the carrying value.

Wellness Watchers Systems LLC (“WWS”). The gross value of goodwill related to the WWS acquisition was $875,000. WWS was acquired during the second quarter of 2004 and, to date, its products have been well received by our existing distribution channels and has played a major role in increasing the number of health practitioners to which we market our products. During 2005, we consolidated the operations of WWS into our DFN subsidiary. Accordingly, we do not believe the goodwill amount at December 31, 2005 is impaired and have not received an adjustment to the carrying value.

E-Nutraceuticals, Inc. (“ENI”) During 2005, we determined that the intangible assets were fully impaired, and according the remaining assets were completely expensed. Our primary intangibles, outside of goodwill discussed above, were obtained in the ENI acquisition and consist of several licensing and marketing agreements. The GEOMATRIX® system, with an associated net intangible value of $0 and $20.8 million at December 31, 2005 and 2004, respectively, is our licensed technology. We are in dispute with SkyePharma over the terms of the Development and Licensing Agreement and failed to make payments of $750,000 called for under the licensing agreement during 2004. On April 6, 2004, we received a demand letter from SkyePharma related to the past due payments under the Development and License Agreement, which triggered the 30-day negotiation period under the agreement. This 30-day period is required before initiating formal collection proceedings. We are currently in discussions to modify both the terms and payment schedules under the licensing agreement. Although we believe we will reach a settlement of the terms and conditions of the agreement with SkyePharma, we cannot assure you that these negotiations will be successful or that we will reach a satisfactory resolution of this matter. In the event a satisfactory resolution can not be reached and SkyePharma exercises its rights of termination under the agreement, we may lose substantial and possibly all rights gained under this and related contracts with SkyePharma. Accordingly, amounts recorded as intangible assets associated with this agreement, which represent substantially all of our intangible assets, would be impaired. During 2005 and 2004, certain events occurred that caused us to modify the business model underlying the original valuation of these intangibles, including the anticipated timing of future cash flows and the sources from which revenue will be derived. As a result, we determined during 2005 that the net book value of the intangible assets associated with the GEOMATRIX® license and marketing agreements was impaired by $18.36 million. During 2004, $11.27 million was recorded as impairment expense, $9.55 million relating to GEOMATRIX® and $1.72 million relating to an associated marketing agreement.

X-Fat®, our licensed dietary supplement aimed at weight loss and was launched in test markets throughout the United States in early March 2004. During 2004, certain events occurred that caused us to modify the business model underlying the original valuation of this intangible, including the anticipated timing of future cash flows and the sources from which revenue will be derived. As a result, we determined that the net book value of the intangible assets associated with X-Fat® license agreements was impaired by $3.7 million and was recorded as impairment expense during 2004.

Other Income (Expense):

Interest expense, net for the year ended December 31, 2005 was $1.04 million compared with $1.97 million for the year ended December 31, 2004, a decrease of $930,000. The decrease resulted primarily from interest charges of $639,000 during 2004 related to the issuance of common stock to stockholders as a penalty due to our failure to timely file and have declared effective a registration statement for common stock issued during our November 2002 private placement and interest charges related to a penalty due to our failure to timely file and have declared effective a registration statement to register the shares of common stock issued in the December 2003 offering. In addition, the year ended December 31, 2005 includes credits of $416,000 that eliminates interest accrued for penalties on the timely issuance of common stock.

Gain on resolution of accounts payable, trade was $445,000 and $0 for the years ended December 31, 2005 and 2004, respectively. This resulted from the resolution of certain liabilities recorded as part of the ENI acquisition.

Gain on the settlement of accounts payable, trade was $142,000 and $0 for the years ended December 31, 2005 and 2004, respectively. This gain is the result of the issuance of stock in payment of certain accounts payable .

Loss on the sale and disposal of marketable equity securities was $1,006,000 and $0 for the years ended December 31, 2005 and 2004, respectively. This charge is the result of a loss of $471,000 on sale of 50% of our investment in Langley Park and a charge of $535,000 for the disposal of the remaining investment.

Other income (expense) was $46,000 and ($67,000) for the years ended December 31, 2005 and 2004 respectively. This income resulted from the settlement of certain liabilities recorded as a result of the DFN acquisition offset by a charge for $16,000 relating to the loss on the disposal of fixed assets.

Net loss from continuing operations

Our net loss for the year ended December 31, 2005 was $21.54 million compared with $26.0 million for the year ended December 31, 2004, a decrease of $4.46 million. This decrease resulted from the combination of a $469,000 increase in gross profit from our DFN subsidiary (net of a $728,000 increase in cost of goods sold for 2004 relating to the write down of X-Fat inventory); a gain of $507,000 from the resolution of certain acquisition liabilities; a reduction of interest expense of $936,000; a reduction of $2,101,000 of amortization and depreciation expense; a savings of $3,909,000 in salaries, SG&A; professional fees, and R&D from cost reduction and expense management programs; and $54,000 of other miscellaneous income, offset by a $3,380,000 increase in the impairment of intangible assets and a charge for $1,006,000 for the loss on the sale and valuation of marketable securities.

Adjusted Earning Before Interest, Taxes, Deprecation and Amortization

We have calculated our Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, which also excludes the effects of the re-pricing of the variable rate warrants. The table set forth below presents the Adjusted EBITDA, which we believe to be the most directly comparable GAAP financial measure. We utilize this financial metric to manage and analyze our current operations. This measure gives us a sense of our current operations which excludes all material non-cash charges.

Adjusted EBITDA is not a measure of performance recognized under GAAP. However, it is presented because we believe Adjusted EBITDA is a useful measurement and indicator in evaluating our operating performance, as it represents our combined results excluding the impact of non-cash expenses and items not directly tied to our recurring core operations of our business. Adjusted EBITDA is not a financial measure determined by generally accepted accounting principles and should not be considered as an alternative to net loss from continuing operations as a measure of operating results or to cash flows provided by (used in) operations as a measure of funds available for discretionary or other liquidity purposes. A reconciliation of net loss to Adjusted EBITDA is as follows for the years ended December 31, 2005 and 2004.

	2005	2004
Net loss from continuing operations	$(21,537,000)	$(25,997,000)

Non-cash charges and credits
Interest and other charges related to debt financing	1,032,000	1,772,000
Amortization of intangibles	2,429,000	4,521,000
Amortization of common stock, options, and warrants issued for services	155,000	748,000
Depreciation	25,000	37,000
Impairment of intangible assets	18,356,000	14,976,000
Total non-cash charges	21,997,000	22,054,000

EBITDA	460,000	(3,943,000)

Option re-pricing	(647,000)	(1,624,000)
Loss on sale and valuation of marketable securities	1,006,000	—
Adjustments from ENI and DFN acquisitions	(507,000)	—
Other non-cash charges and credits	(260,000)	—
Adjusted EBITDA	$52,000	$(5,567,000)

Liquidity and Capital Resources

At December 31, 2005, we had $192,000 in cash.

Cash flows used in continuing operating activities amounted to $360,000 and $2,787,000 in 2005 and 2004, respectively. This decrease is a result of our decision during 2004 to discontinue the operations of MAF and COF and the consolidation of our entire operations in Phoenix as well as certain expense containment and efficiency initiatives that began in 2004 and continued into 2005 along with continued growth in our core revenues. Cash flows from financing activities was $20,000 and $2,294,000 in 2005 and 2004, respectively, reflecting the financings (as outlined below), partially offset by servicing of indebtedness.

To date, we have funded our operations and acquisition activity primarily from cash generated from private placements and with funds from borrowings under various debt instruments, as summarized in the table below, generating an aggregate in net cash proceeds of $8.0 million during the period 2003 through 2004.

The following summarizes private placement offerings completed during 2004 and 2003:

Date	Description	Shares or Principal	Price Per Share	Net Cash Proceeds	Options and Warrants	Exercise Price
April, 2003	Series B Preferred	1,000,000	$1.00	$875,000	1,000,000 Series E	$1.60
					500,000 Series D	$1.30
July, 2003	Series C Preferred	500,000	$1.00	$438,000	500,000 Series E	$1.60
August, 2003	Series D Preferred	1,000,000	$1.00	$815,000	N/A	N/A
					3,060,000 No Series	$1.00
Oct. - Dec. 2003	Bridge Notes	1,530,000	$1.00	$1,316,000	1,530,000 No Series	$1.50
December, 2003	Senior Secured Notes	4,587,738	$1.00	$2,502,000	4,587,738 No Series	$1.00
March-April, 2004	Common Stock	510,000	$1.00	$469,000	N/A	N/A
June-July, 2004	Common Stock	3,900,000	$0.25	$897,000	11,700,000 Series G	$0.25
					3,900,000 Series H	$0.25
Nov 2004-Dec 2004	Warrant Offering	7,056,706	$0.10	$631,000	6,560,000 No Series	$0.10
				$7,943,000

Going concern

The accompanying consolidated financial statements have been prepared assuming we will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered recurring losses from operations, have a working capital deficit, and depend on funding from sources other than operations. Since inception, we have been required to raise additional capital by the issuance of both equity and debt instruments. There are no commitments from any funding sources should cash flows be insufficient to fund ongoing operations and other cash commitments as they come due. These factors raise substantial doubt about our ability to continue as a going concern. We will be required to raise additional capital in the near term through offerings of securities to fund operations and will attempt to continue raising capital resources if we do not begin to generate revenue sufficient to maintain our company as a viable entity. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to current investors.

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

Goodwill

Goodwill represents the excess of the aggregate price paid by us over the value of the net equity acquired in an acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are no longer required to amortize goodwill, but are required to review goodwill for impairment at least annually or whenever events indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of December 31, 2005 and 2004, no events had occurred that would indicate goodwill had been impaired.

Intangible assets

Our other intangible assets include trademarks, patents, formulations, customer lists, and various marketing and license agreements. We amortize intangible assets on a straight-line basis over the lesser of the correlating agreements or estimated useful lives ranging from two to 14 years. During 2005 and 2004 certain events occurred that indicated that the intangible assets of ENI had been impaired and charges of $18,356,000 and $14,976,000, respectively were recorded

Long-lived assets

We review long-lived assets and identifiable other intangible assets to be held and used for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We evaluate goodwill and other intangible assets arising from various acquisitions for impairment on at least an annual basis or when events occur that would indicate that impairment had occurred. We measure impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. As of December 31, 2005, events had occurred that would indicate goodwill or other intangibles had been impaired; accordingly, an impairment loss was recorded

As of December 31, 2005 and December 31, 2004, events had occurred that would indicate intangible assets had been impaired; accordingly, an impairment loss was recorded.

Stock-based compensation

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

We are subject to reporting requirements of FASB Financial Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation,” which requires a non-cash charge to compensation expense if the price of our common stock on the last trading day of each reporting period is greater than the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the trading price exceeds the exercise price of the options.

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

Recent accounting pronouncements

In December 2004 the FASB issued a revised Statement 123 (SFAS 123 R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - usually the vesting period. The effective date for this statement is as of the first interim period that begins after June 15, 2005. The Company is evaluating the impact of this new pronouncement and has not yet estimated the effect of implementation on the Company's financial statements.

Item 7.    Financial Statements

See index to Financial Statements and Financial Statements Schedules beginning on page F-1 of this Form 10-KSB.

Item 8.    Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A.    Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the fiscal year covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or its reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other facts that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

Item 8B.    Other Information

Not applicable.

PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position

Donald C. Hannah	72	Chairman of the Board
Stuart A. Benson	52	Chief Executive Officer, President, and Director
Gregg A. Linn	43	Chief Operating Officer and Chief Financial Officer
Michael Ashton	57	Director
Carson E. Beadle	72	Director
Michael Cardamone	57	Director

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

Stuart A. Benson has served as our Chief Executive Officer since January 2004 and our President since March 2002. Mr. Benson also served as our Vice Chairman of the Board of Directors from March 2002 through January 2004 and our Executive Vice President from June 2001 until March 2002. From March 1997 until June 2001, Mr. Benson served as Chairman of the Board and Chief Executive Officer of Custom Food Concepts, Inc., a privately held company that operated a chain of restaurants in southern California. He has also served in both public and private companies as Chief Executive Officer and Chairman of the Board, including such companies as The Great Earth Vitamin Store chain and Nathan's Famous Inc., where he served as their Chairman of the Executive Committee, Chairman of the Board, President, and Chief Executive Officer. He is a member of UJA and ADL, sponsor of CBA (Caring for Babies with Aids), past Chairman of the 5 Towns United Fund Red Feather Ball, and has successfully organized numerous functions for the Reno, Nevada chapter of the Make A Wish Foundation. In May 2002, Mr. Benson filed for personal bankruptcy, primarily as a result of federal tax liens relating to certain real estate syndication activities in the 1980's. These liens relate to approximately $900 million of recaptured phantom income attributable to Mr. Benson and his affiliates, as the general partner of various real estate syndication programs and partnerships, as well as $900,000 of other claims and judgments. In 1995, other IRS liens, relating to similar real estate syndication activities, were discharged by Mr. Benson in a prior personal filing under Chapter 7. The current bankruptcy filing is unrelated to Mr. Benson's activities with us, and we do not believe that this filing will impact Mr. Benson's ability to perform his duties as an officer and director in any material fashion.

Gregg A. Linn has served as our Chief Operating Officer since September 2005 and as our Chief Financial Officer since August 2004. Mr. Linn served as the President of Red Rock Management, a private consulting firm located in Scottsdale, Arizona from July 2001 to August 2004. Mr. Linn served as the Chief Financial Officer of DNA Model Management, LLC, a New York based private fashion/entertainment company, which he founded, from November 1994 to June 2001. From October 1993 to August 1994, Mr. Linn served as the Chief Financial Officer of Skyline Multimedia Entertainment, Inc., a Nasdaq SmallCap company that operates the New York Skyride, a simulator attraction located in the Empire State Building in New York City.

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

Michael Cardamone has served as a member of our Board of Directors since September 2004. Mr. Cardamone has served as a private financial advisor since 1974. He has also served as a director of Accommodations Plus Inc., a company that provides and arranges for hotel reservations, since June 1996. In 1978, Mr. Cardamone founded M.J. Originals Dresses, a clothing producer, and served as its Chief Financial Officer until 1995.

Information Relating to Corporate Governance and the Board of Directors

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Messrs. Hannah, Beadle, and Cardamone are independent directors, as “independence” is defined by NASDAQ, because they have no relationship with us that would interfere with their exercise of independent judgment.

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

Our Board of Directors has adopted charters for the Audit, Compensation, and Nominations and Corporate Governance Committees describing the authority and responsibilities delegated to each committee by the board. Our Board of Directors has also adopted Corporate Governance Guidelines, a Code of Conduct, and a Code of Ethics for the CEO and Senior Financial Officers. We post on our website at wwwvitalliving.com, the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, Code of Conduct, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NASDAQ regulations. These documents are also available in print to any stockholder requesting a copy in writing from our corporate secretary at our executive offices set forth in this prospectus.

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

The Audit Committee

The purpose of the Audit Committee is to oversee the financial and reporting processes of our company and the audits of the financial statements of our company and to provide assistance to our Board of Directors with respect to the oversight of the integrity of the financial statements of our company, our company’s compliance with legal and regulatory matters, the independent auditor’s qualifications and independence, and the performance of our company’s independent auditor. The primary responsibilities of the Audit Committee are set forth in its charter and include various matters with respect to the oversight of our company’s accounting and financial reporting process and audits of the financial statements of our company on behalf of our Board of Directors. The Audit Committee also selects the independent auditor to conduct the annual audit of the financial statements of our company; reviews the proposed scope of such audit; reviews accounting and financial controls of our company with the independent auditor and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates.

The Audit Committee currently consists of Messrs. Cardamone and Hannah, with Mr. Cardamone serving as Chairman, each of whom is deemed an independent director of our company under Nasdaq rules as well as under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002. The Board of Directors has determined that each of Messrs. Cardamone and Hannah (whose backgrounds are detailed above) qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC.

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

The Nominations and Corporate Governance Committee

The purposes of the Nominations and Corporate Governance Committee include the selection or recommendation to the Board of Directors of nominees to stand for election as directors at each election of directors, the oversight of the selection and composition of committees of the Board of Directors, the oversight of the evaluations of the Board of Directors and management, and the development and recommendation to the Board of Directors of a set of corporate governance principles applicable to our company. The Nominations and Corporate Governance Committee currently consists of Messrs. Cardamone, Benson, and Hannah, with Mr. Benson serving as Chairman.

The Nominations and Corporate Governance Committee will consider persons recommended by stockholders for inclusion as nominees for election to our Board of Directors if the names, biographical data, and qualifications of such persons are submitted in writing in a timely manner addressed and delivered to our company’s corporate secretary at the address listed herein. The Nominations and Corporate Governance Committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the nominee would fill a present need on our Board of Directors. As discussed above, the members of the Nominations and Corporate Governance Committee are independent, as that term is defined by NASDAQ.

The Executive Committee

The Executive Committee has all powers of the Board of Directors between meetings of the board, subject to applicable law. The members of the Executive Committee are Messrs. Hannah, Beadle, Cardamone, and Benson, with Mr. Beadle serving as Chairman.

Director Compensation

In addition, for each year of service as a director of our company, we grant to each of our directors options to purchase 250,000 shares of common stock. In addition to such options, we grant (a) to our Chairman of the Board of Directors options to purchase 250,000 shares of common stock annually, and (b) to each committee chairman options to purchase 150,000 shares of common stock annually. We also pay our non-employee directors $1,400 per day for those days that they assist us in activities that are beyond their board-related responsibilities. During fiscal 2005, we paid Mr. Hannah approximately $14,100 for such services.

Item 10.    Executive Compensation

Summary of Cash and Other Compensation

The following table sets forth, for the periods indicated, the total compensation earned for services provided to us in all capacities by our Chief Executive Officer and our only other executive officer whose aggregate compensation exceeded $100,000 during fiscal 2005.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
	Annual Compensation (1)				Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)		SecuritiesUnderlying Options (#)		All Other Compensation ($)

Stuart A. Benson Chief Executive Officer, President, and Director	2005	$220,000	$—		6,000,000		$—
	2004	180,469	—		—		10,336
	2003	156,153	120,000	(2)	5,000,000	(2)	—
Gregg A. Linn Chief Operating Officer and Chief Financial Officer(9)	2005	$173,333	—		3,500,000		—
	2004	55,692	—		—		—
__________________

(1)	The officers also received certain perquisites, the value of which did not exceed the lesser of $50,000 or 10% of the officer's compensation during fiscal 2005.

(2)	Represents bonus paid to Mr. Benson for successful consummation of various acquisitions.

(3)
In connection with the execution of Mr. Benson’s original employment agreement, we granted Mr. Benson a warrant to purchase 1,340,000 shares of common stock at an exercise price of $1.50 per share. In April 2003, we amended the warrant to lower the exercise price to $0.01 per share and to extend the expiration date to March 31, 2008. In August 2003, as a condition to the consummation of our ENI Acquisition, the warrant was again amended to increase the total number of shares of common stock purchasable under the warrant to 6,340,000 shares, or an additional 5,000,000 warrants, 30,000 of which were exercised in 2003. Cumulative compensation expense of $1,526,461 related to repricing and amendments of the warrants was recorded in 2003. Compensation expense of $6,800,000 was recorded in August 2003 as a result of the new warrants.

Option Grants

The following table provides information on stock options granted to the officers listed during the fiscal year ended December 31, 2005

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name	Number of Securities Underlying Options Granted (#) (1)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price($/sh)	Expiration Date (1)

Stuart A. Benson	3,000,000	22.4%	$0.08	2/10/15
	3,000,000	22.4%	$0.04	12/9/15
Gregg A. Linn	2,000,000	14.9%	$0.08	2/10/15
	1,500,000	11.2%	$0.04	12/9/15
______________
(1) All options were granted at the fair market value of the shares on the date of grant and were fully vested on the date of grant.

Option Values and Holdings

The following table sets forth, for the officers listed, the exercisable and unexercisable options held by them as of December 31, 2005. None of the officers exercised options during fiscal 2005.

FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of UnexercisedIn-The-Money Options atFiscal Year-End ($) (1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Stuart A. Benson	6,000,000	—	—	—
Gregg A. Linn	3,500,000	—	—	—
______________
(1)
None of the options had value as of December 31, 2005, as the exercise price per share of the options were greater than $0.03, which was the closing price of our common stock quoted on the OTCBB on December 31, 2005.

Employment Agreements

On February 15, 2005, we entered into an employment agreement dated as of January 1, 2005 with Stuart Benson providing for the employment of Mr. Benson as the President and Chief Executive Officer of our company. On February 15, 2005, we entered into an employment agreement dated as of January 1, 2005 with Gregg A. Linn providing for the employment of Mr. Linn as the Chief Financial Officer of our company. We amended Mr. Linn's agreement during January 2006 in connection with his appointment as our Chief Operating Officer and Chief Financial Officer. The employment agreements have initial terms of three years each, and both are subject to automatic renewal for successive one-year periods.

Mr. Benson’s employment agreement provides for Mr. Benson to receive an annual base salary of $220,000 from January 1, 2005 through December 31, 2005; $250,000 from January 1, 2005 through December 31, 2006; and $280,000 commencing on January 1, 2007. Mr. Linn’s employment agreement provides for Mr. Linn to receive an annual base salary of $230,000 during 2006 and $260,000 during 2007. Both executives will also be eligible to receive annual bonuses pursuant to the employment agreements in amounts to be determined by the Board of Directors of our company.

As part of their compensation packages, we granted to Mr. Benson and Mr. Linn, options to purchase 3,000,000 shares and 2,000,000 shares, respectively, of our common stock at an exercise price equal to the closing price of our common stock on the date of execution of the agreements. The options were fully vested during December 2005.

Under the employment agreements, we will provide Messrs. Benson and Linn with (1) car allowances of $1,200 and $1,000 per month, respectively; (ii) reimbursement for travel and entertainment expenses incurred in connection with the business of our company; and (iii) the right to participate in any group insurance, hospital, medical, dental, accident, disability pension, retirement, vacation, expense reimbursement, and other plans, programs, or benefits as may from time to time be provided to other executive employees of our company. Pursuant to the employment agreements, we will reimburse the executive for premium on disability policies providing for coverage at a rate equal to 50% of his base salary in effect from time to time under the employment agreement.

In addition, during the term of his employment, we will pay premium for two life insurance policies of the life of Mr. Benson, one of which policies will have a face amount of $1,000,000 and will name our company as beneficiary, and one will have a face amount of $500,000 and will name as beneficiary a person or entity designated by Mr. Benson. Under Mr. Linn’s employment agreement, we will pay premiums for a life insurance policy on the life of Mr. Linn, which policy will have a face amount of $400,000 and will name as beneficiary a person or entity designated by Mr. Linn. The employment agreements contain provisions that prohibit the executives from competing with us or soliciting our personnel or employees for a period of 18 months following the termination of their employment with us.

The employment agreements each provide that either we or the executive may terminate the agreement at any time. If the executive’s employment is terminated unilaterally by us without cause or by us for good reason (as defined in the agreement), the executive will receive his base salary for the remainder of the term of the employment agreement. If the executive is terminated for reason of death or disability, he or his estate, as the case may be, will receive his fixed salary for 90 days after such termination. If the executive’s employment is terminated by him voluntarily or by us for cause as a result of certain acts committed by the executive (as set forth in the agreement), he will receive no further compensation under the employment agreement.

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

Voting Agreements

In connection with our November 2002 acquisition of MAF BioNutritionals, LLC, we entered into a stockholders’ agreement with Stuart A. Benson, Donald C. Hannah, Bradley D. Edson, Martin Gerst, William Coppel, Phil Maffetone, Kenneth Martin, Leslie C. Quick, III, and Thomas C. Quick (the “MAF Voting Agreement”). Pursuant to the MAF Voting Agreement:

•
for so long as Messrs. Edson, Benson, Hannah, and Gerst beneficially own an aggregate of at least 65% of the shares of common stock held by them on the date of the agreement, they will be entitled to nominate and have elected four directors; and

•
for so long as Messrs. Coppel, Maffetone, Quick, and Quick beneficially own an aggregate of at least 65% of the shares of common stock held by them on the date of the agreement, they will be entitled to nominate and have elected three directors.

Each of the parties to the MAF Voting Agreement has agreed to vote the shares of common stock beneficially owned by him on the date of the agreement in favor of the other group’s nominees. Each of the parties has further agreed that he will not take any action, or cause us to take any action, to remove, with or without cause, a director nominated by any of the parties. Because Messrs. Coppel, Maffetone, Quick, and Quick do not still beneficially own the required 65%, they no longer have the right to nominate and have elected any directors.

In connection with our August 2003 acquisition of E-Nutriceuticals, Inc., we entered into a stockholders’ agreement, as amended, with Stuart A. Benson, Donald C. Hannah, SkyePharma PLC, Stephen Morris, and Fifth Avenue Capital, Inc. (the “ENI Voting Agreement”). Pursuant to the ENI Voting Agreement:

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

Each of the parties to the ENI Voting Agreement has agreed to vote the shares of common stock beneficially owned by him on the date of the agreement in favor of the other group’s nominees. Each of the parties have further agreed that he will take any action, or cause us to take any action, to remove, with or without cause, a director nominated by any of the parties.

Indemnification Under our Certificate of Incorporation and Bylaws

Our certificate of incorporation provides that no director will be personally liable to our company or its stockholders for monetary damages for breach of a fiduciary duty as a director, except to the extent such exemption or limitation of liability is not permitted under the Nevada General Corporation Law. The effect of this provision in the certificate of incorporation is to eliminate the rights of our company and its stockholders, either directly or through stockholders' derivative suits brought on behalf of our company, to recover monetary damages from a director for breach of the fiduciary duty of care as a director except in those instances described under the Nevada General Corporation Law. In addition, we have adopted provisions in our bylaws and entered into indemnification agreements that require us to indemnify our directors, officers, and certain other representatives of our company against expenses and certain other liabilities arising out of their conduct on behalf of our company to the maximum extent and under all circumstances permitted by law. Indemnification may not apply in certain circumstances to actions arising under the federal securities laws.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our incentive stock option plans as of December 31, 2005.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))

Equity Compensation Plans Approved by Stockholders	13,801,390	$0.08	3,162,500
Equity Compensation Plans Not Approved By Stockholders	30,579,859	$0.34	―
Total	44,381,249	$0.26	3,162,500

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2005 by

•	each of our directors and executive officers,

•	all of our directors and executive officers as a group, and

•	each person or entity known by us to own more than 5% of our common stock.

	Shares Beneficially Owned
Name of Beneficial Owner (1)	Number (2)		Percent (3)

Directors and Executive Officers:
Donald C. Hannah	2,110,788	(4)	1.9%
Stuart A. Benson	10,980,000	(5)	8.9%
Michael Ashton	750,000	(6)	*
Carson E. Beadle	1,767,143	(7)	1.6%
Michael Cardamone	265,000	(8)	*
Gregg A. Linn	3,500,000	(9)	3.0%

All directors and executive officers as a group (six persons)	19,372,931		14.9%

Non-management 5% stockholders:
Fifth Avenue Capital, Inc.	8,314,394	(10)	7.4%
Stephen Morris	8,314,394	(11)	7.4%
Periscope Partners, L.P.	13,710,806	(12)	11.4%
SkyePharma PLC	21,905,405	(13)	18.7%
___________________
*Less than 1%.

(1)	Unless otherwise noted, the address of each person is care of Vital Living, Inc., 5080 North 40th Street, Suite 105, Phoenix, Arizona 85018

(2)
Includes, when applicable, shares owned of record by such person's minor children and spouse and by other related individuals and entities over whose shares of common stock such person has custody, voting control, or power of disposition. Also includes shares of common stock that the identified person had the right to acquire within 60 days of December 31, 2005 by the exercise of vested stock options or warrants or the conversion of other securities.

(3)
The percentages shown include the shares of common stock that the person will have the right to acquire within 60 days of December 31, 2005. In calculating the percentage of ownership, all shares of common stock which the identified person will have the right to acquire within 60 days of December 31, 2005 upon the exercise of vested stock options or warrants or the conversion of other securities are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other person.

(4)
Includes 605,000 shares of common stock, a portion of which is subject to divestiture. Does not include (a) 5,788 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within the next 60 days and (b) 1,500,000 shares of common stock isssuable upon exercise of stock options.

(5)	Includes 4,950,000 shares of common stock issuable upon exercise of immediately exercisable warrants and unvested options to purchase 6,000,000 shares of common stock.

(6)	Includes 750,000 shares of common stock issuable upon exercise of stock options. Mr. Ashton’s business address is care of SkyePharma PLC, 105 Piccadilly, London, England W1J 7NJ.

(7)	Includes 1,200,000 shares of common stock issuable upon exercise of stock options.

(8)
Represents shares of restricted stock received upon becoming a director and member of certain of the committees of our board of directors, which are subject to vesting. Includes 100,000 shares of common stock issuable upon exercise of stock options.

(9)	Includes 3,500,000 shares of common stock issuable upon exercise of stock options.

(10)	Stephen Morris, the president and sole director of Fifth Avenue Capital, Inc., exercises voting and dispositive power over these shares. The foregoing information was derived from an Amendment to Schedule 13D filed with the SEC on September 3, 2003. The business address of Fifth Avenue Capital is Suite 1601-1603, Kinwick Centre, 32 Hollywood Rd., Central Hong Kong.

(11)	Represents 8,314,394 shares of common stock held by Fifth Avenue Capital, Inc., of which Mr. Morris is the president and sole director. Mr. Morris’s principal address is 8 the Meadows, Camps Bay, Cape Town, South Africa.

(12)	Leon Frenkel, the general partner of Periscope Partners, exercises voting and dispositive power over these shares. Represents (a) 4,228,113 shares of common stock issuable upon exercise of warrants, (b) 4,222,221 shares of common stock issuable upon conversion of senior secured convertible notes, and (c) 5,260,472 shares of common stock. Does not include shares of common stock that may be issued if we determine to pay a portion of the interest owed on the senior secured convertible notes in shares of our common stock. The business address of Periscope Partners is 1600 Flatrock Road, Penn Valley, PA 19072.

(13)	Represents (a) 16,686,106 shares of common stock, (b) 1,000,000 shares of common stock currently issuable upon conversion of 1,000,000 shares of Series D Preferred Stock, (c) 4,166,667 shares of common stock currently issuable upon conversion of senior secured convertible notes, and (d) 1,052,632 shares of common stock currently issuable upon exercise of warrants issued in connection with the issuance of the notes. Does not include shares of common stock that may be issued if we determine to pay a portion of the interest owed on the senior secured convertible notes in shares of our common stock. The foregoing information was derived from an Amendment to Schedule 13D/A filed with the SEC on December 19, 2003. The business address of SkyePharma is 105 Piccadilly, London, England W1J 7NJ.

Item 12.    Certain Relationships and Related Transactions

Not applicable.

Item 13.    Exhibits.

(a)    Financial Statements and Financial Statement Schedules

(1)    Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)    No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(b)    Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation for Vital Living, Inc. (1)

3.2	Amended and Restated Bylaws for Vital Living, Inc. (1)

4.1	Form of Series A Warrant (2)

4.2	Form of Series B Warrant (3)

4.3	Form of Series C Warrant (3)

4.4	Form of Series D Warrant (4)

4.5	Form of Series E Warrant (5)

4.6	Form of Series F Warrant (2)

4.10	Certificate of Designation, Preferences and Relative, Participating, Optional or Other Special Rights of Series D Convertible Preferred Stock (5)

4.16	Registration Rights Agreement, dated as of November 20, 2002, between Vital Living, Inc. and those persons listed on Exhibit A attached thereto (3)

4.17
Stockholders’ Agreement, dated, by and among Vital Living, Inc., Bradley D. Edson, Stuart A. Benson, Martin Gerst, Donald Hannah, William Coppel, Kenneth Martin, Phil Maffetone, Leslie C. Quick, III, and Thomas C. Quick (3)

4.18	Stockholders’ Agreement, dated August 20, 2003, by and between Vital Living, Inc., Bradley D. Edson, Stuart A. Benson, Donald Hannah, SkyePharma PLC, Fifth Avenue Capital, Inc. and Stephen Morris (5)

4.19	Registration Rights Agreement, dated as of August 20, 2003, by and between Vital Living, Inc. and SkyePharma PLC (5)

4.22	Form of Securities Purchase Agreement for December 2003 private offering (6)

4.23	Form of Senior Secured Convertible Note issued in December 2003 private offering (6)

4.24	Form of Warrant issued in December 2003 private offering (6)

4.25	Form of Warrant issued in 2003 offering of senior convertible promissory notes (6)

4.26	Form of Security Agreement for December 2003 private offering (6)

4.27	Form of Registration Rights Agreement for December 2003 private offering (6)

4.28	Form of Escrow Agreement for December 2003 private offering (6)

Exhibit No.	Description
4.29	Form of Purchase Agreement for March 2004 private offering (11)

4.30	Form of Securities Purchase Agreement for June 2004 private offering (11)

4.31	Form of Series G Warrant (11)

4.32	Form Series H Warrant (11)

4.33	Form of Registration Rights Agreement for June 2004 private offering (11)

4.34	Asset Purchase Agreement, dated September 30, 2004, among Vital Living, Inc., MAF BioNutritional, LLC and Radha Krishna Heartly Blessings, Inc. (12)

10.1	2001 Stock Option Plan (1)

10.17	Warrant Agreement, dated November 20, 2002, between Vital Living, Inc. and Stuart A. Benson (7)

10.18	Amendment No. 1 to Warrant Agreement between Vital Living, Inc. and Stuart A. Benson (4)

10.19	Amendment No. 2 to Warrant Agreement between Vital Living, Inc. and Stuart A. Benson (10)

10.26	Warrant Agreement, dated April 16, 2003, between Vital Living, Inc. and Stephen Songsheng Chen (4)

10.33	Asset Purchase Agreement, dated as of June 20, 2003, among Vital Living, Inc., Nature’s Systems, Inc., Christopher’s Original Formulas, Inc., Robert C. Scott and James R. Jeppson (8)

10.34	Form of Escrow Agreement, dated August 20, 2003, between Vital Living, Inc., E-Nutraceuticals, Inc., Stephen Morris and Mercantile National Bank - California, as escrow agent (5)

10.35	Development and License Agreement, dated as of December 28, 2001, between E-Nutraceuticals, Inc. and SkyePharma PLC (5)

10.36	Amendment No. 1, dated as of August 20, 2003, to Development and License Agreement by and among Vital Living, Inc., E-Nutraceuticals, Inc., Jagotec AG and SkyePharma PLC (5)

10.37	Stock Purchase Agreement, dated as of October 14, 2003, among Vital Living, Inc. and the stockholders set forth on the signature page attached thereto (9)

10.42	Form of Indemnification Agreement between the Company and each of Stuart A. Benson, Donald C. Hannah, Carson E. Beadle, and Michael Ashton (2)

10.42.1	Schedule of Indemnification Agreements in the form of Exhibit 10.42, including material detail in which such documents differ from Exhibit 10.42 (2)

10.43
Amendment No. 1, dated as of January 13, 2004, to Stockholders’ Agreement, dated as of August 14, 2003, between each of the Company, Bradley D. Edson, Stuart Benson, Donald Hannah, Stephen Morris, SkyePharma PLC and Fifth Avenue Capital, Inc. (10)

10.44	Warrant Agreement, dated as of April 19, 2004, between the Company and Nest Ventures, LLC (13)

10.45
Settlement and Release Agreement, dated July 9, 2004, between the Company, Natures Systems, Inc., Christopher’s Original Formulas, Inc., Christopher Enterprises, Inc., Robert Scott, James Jeppson,, Norman Barala, Ruth Christopher and Stuart Benson (11)

10.46	Employment Agreement between Vital Living, Inc. and Stuart Benson, dated January 1, 2005 effective as of February 15, 2005 (14)

10.47	Employment Agreement between Vital Living, Inc. and Gregg Linn, dated January 1, 2005 effective as of February 15, 2005 (14)

10.48	2005 Incentive Compensation Plan (15)

10.49	Warrant issued to Howard Wernick (15)

10.50	Amendment No. 1 to Employment Agreement, effective January 1, 2006, between the Company and Gregg A. Linn (15)

21	List of Subsidiaries (15)

Exhibit No.	Description
23.1	Consent of Epstein Weber & Conover PLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 905 of the Sarbanes-Oxley Act of 2002

_____________________________________
(1)	Incorporated by reference to Current Report on Form 8-K dated August 17, 2001 and filed with the SEC on October 1, 2001
(2)	Incorporated by reference to Registration Statement on Form SB-2 (333-111921) filed with the SEC on January 14, 2004
(3)	Incorporated by reference to Current Report on Form 8-K/A dated November 20, 2002 and filed with the SEC on December 5, 2002
(4)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form SB-2 (333-102106) filed on April 28, 2003
(5)	Incorporated by reference to Current Report on Form 8-K dated August 21, 2003 and filed with the SEC on September 8, 2003
(6)	Incorporated by reference to Current Report on Form 8-K dated December 15, 2003 and filed with the SEC on December 19, 2003
(7)	Incorporated by reference to Current Report on Form 8-K dated April 1, 2002 and filed with the SEC on April 16, 2002
(8)	Incorporated by reference to Current Report on Form 8-K dated July 2, 2003 and filed with the SEC on July 16, 2003
(9)	Incorporated by reference to Current Report on Form 8-K/A dated October 14, 2003 and filed with the SEC on December 5, 2003
(10)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003
(11)	Incorporated by reference to the Registration Statement on Form SB-2 (Reg. No. 333-102106) filed on August 3, 2004
(12)	Incorporated by reference to Current Report on Form 8-K dated September 30, 2004 and filed with the SEC on October 20, 2004
(13)	Amendment No. 1 to Registration Statement on Form SB-2 filed on May 12, 2004
(14)	Incorporated by reference to Current Report on Form 8-K dated February 15, 2005 and filed with the SEC on February 18, 2005
(15)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (Reg. No. 333-131839) filed with the SEC on February 14, 2006.

Item 14.    Principal Accountants Fees and Services

The aggregate fees billed to our company by Epstein, Weber & Conover, PLC and PKF for the fiscal years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Audit Fees (1)	$53,000	$65,000
Audit-Related Fees (2)	19,000	12,500
Tax Fees (3)	—	—
All Other Fees	5,000	63,607
Total	$77,000	$141,107

Audit Committee Pre-Approval Policies

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

Our Audit Committee requires that our independent auditor, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAL LIVING, INC.

Date: March 31, 2006	By:	/s/ STUART A. BENSON
Stuart A. Benson
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Donald C. Hannah	Chairman of the Board	March 31, 2006
Donald C. Hannah

/s/ Stuart A. Benson	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 31, 2006
Stuart A. Benson

/s/ Gregg A. Linn	Chief Operating Officer and Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2006
Gregg A. Linn

/s/ Michael Ashton	Director	March 31, 2006
Michael Ashton

/s/ Carson E. Beadle	Director	March 31, 2006
Carson E. Beadle

/s/ Michael Cardamone	Director	March 31, 2006
Michael Cardamone

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Vital Living, Inc.

We have audited the accompanying consolidated balance sheet of Vital Living, Inc. and subsidiaries as of December 31, 2005 and the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the two years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Living, Inc. and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the two years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit, and is dependent on funding sources from other than operations. Since inception, the Company has been required to raise additional capital by the issuance of both equity and debt instruments. There are no commitments from funding sources, debt or equity, in the event that cash flows are not sufficient to fund ongoing operations or other cash commitments when they come due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Epstein Weber & Conover, PLC

Scottsdale, Arizona
February 3, 2006

VITAL LIVING, INC. AND SUBSIDIARIES
 Consolidated Balance Sheets

December 31, 2005
Assets
Current assets:
Cash	$192,000
Accounts receivable, trade; net of allowance for doubtful accounts of $53,000	488,000
Inventory, net of reserve of $360,000	111,000
Prepaid expenses and other current assets	61,000
Total current assets	852,000

Other assets:
Deferred debt issuance costs, net of accumulated amortization of $446,000	539,000
Property and equipment, net	27,000
Goodwill	3,296,000
Other intangible assets, net	14,000
Other non-current assets	36,000
Total other assets	3,912,000

Total assets	$4,764,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, trade	$1,103,000
Accrued research and development	750,000
Accrued other	221,000
Current portion of long-term debt	401,000
Total current liabilities	2,475,000

Long-term debt, net of unamortized debt discount of $1,442,000	2,784,000
Total liabilities	5,259,000

Commitments and contingencies
Stockholders’ deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock - Series C, $0.001 par value, 3,000,000 shares authorized; 0 shares issued and outstanding
Preferred stock - Series D, $0.001 par value, 1,000,000 shares authorized; 1,000,000 shares issued and
outstanding	1,000
Common stock, $0.001 par value, 150,000,000 shares authorized; 112,549,000 shares issued,
112,125,000 outstanding	112,000
Additional paid-in capital	87,899,000
Stock, options, and warrants - unamortized	(609,000)
Treasury stock, 424,000 shares at cost	(72,000)
Accumulated other comprehensive loss	(49,000)
Accumulated deficit	(87,777,000)
Total stockholders’ deficit	(495,000)

Total liabilities and stockholders’ deficit	$4,764,000

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC. AND SUBSIDARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004
Revenue, net	$4,858,000	$4,161,000
Cost of goods sold	2,301,000	2,801,000
Gross profit	2,557,000	1,360,000

Administrative expenses
Salaries and benefits	201,000	992,000
Professional and consulting fees	723,000	1,676,000
Selling, general, and administrative	880,000	1,937,000
Research and development	72,000	1,180,000
Depreciation and amortization	2,455,000	4,560,000
Impairment of intangibles	18,356,000	14,976,000
Total administrative expenses	22,687,000	25,321,000
Net loss from continuing operations	(20,130,000)	(23,961,000)

Other income (expense)
Interest expense, net	(1,034,000)	(1,969,000)
Gain on resolution of accounts payable, trade	445,000	-
Gain on settlement of accounts payable, trade	142,000	-
Loss on sale and disposal of marketable securities	(1,006,000)	-
Other income/(expense) net	46,000	(67,000)
Net other expense	(1,407,000)	(2,036,000)
Net loss before discontinued operations	(21,537,000)	(25,997,000)
Discontinued operations
Loss from operations	-	(2,772,000)
Gain on disposal	-	597,000
Loss from discontinued operations	-	(2,175,000)

Net loss	(21,537,000)	(28,172,000)

Deemed dividend associated with beneficial conversion of preferred stock	-	(126,000)
Preferred stock dividend	(125,000)	(300,000)
Net loss available to common stockholders	$(21,662,000)	$(28,598,000)

Basic and diluted loss per share before discontinued operations	($0.21)	($0.40)
Loss from discontinued operations	$0.00	($0.03)
Preferred stock dividend	$0.00	($0.01)
Basic and diluted loss per share available to common stockholders	($0.21)	($0.44)

Weighted average basic and diluted common stock outstanding	101,426,000	64,878,000

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(21,537,000)	$(28,172,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,455,000	4,560,000
Impairment of intangible assets	18,356,000	14,976,000
Interest and amortization of costs associated with senior convertible notes	925,000	765,000
Issuance of common stock for services	—	754,000
Gain on settlement of accounts payable, trade	(142,000)	—
Issuance of common stock for shareholder penalty interest	—	287,000
Issuance of common stock for compensation	—	581,000
Repricing of and modifications to warrants	(648,000)	(1,624,000)
Amortization of restricted common stock, options and warrants issued for services	155,000	941,000
Loss on discontinued operations	—	2,772,000
Gain on disposal of discontiunued operations	—	(597,000)
Loss on sale of marketable securities	471,000	—
Loss on disposal of marketable securities	535,000	—
Gain on write off of accounts payable	(445,000)	—
Bad debt expense	121,000	5,000
Inventory reserve	—	360,000
Loss on disposal of property and equipment	14,000	—
Change in operating assets and liabilities:
Accounts receivable, trade	(163,000)	(197,000)
Inventory	30,000	(454,000)
Prepaid expenses and other current assets	(12,000)	1,113,000
Accounts payable, trade	(233,000)	446,000
Accrued liabilities	(242,000)	697,000
Cash used in continuing operations	(360,000)	(2,787,000)
Cash used by discontinued operations	—	(763,000)
Net cash used in operating activities	(360,000)	(3,550,000)

Cash flows from investing activities:
Purchases of property, equipment and intangibles	—	(51,000)
Proceeds from sale of property and equipment	2,000	—
Proceeds from sale of marketable securities	64,000	—
Proceeds from sale of discontinued operations	—	50,000
Cash provided by (used in) investing activities	66,000	(1,000)

Cash flows from financing activities:
Payment on notes and payables to related parties, net	—	(31,000)
Conversion of senior secured convertible to common stock	—	393,000
Proceeds from sale of common stock, options, and warrants, net of offering costs	20,000	1,932,000
Cash provided by financing activities	20,000	2,294,000

Effect of foreign exchange rates on cash	—	(6,000)

Net decrease in cash	(274,000)	(1,263,000)
Cash at beginning of period	466,000	1,729,000
Cash at end of period	$192,000	$466,000

See accompanying notes to consolidated financial statements.

Vital Living, Inc.
Consolidated Statements of Cash Flows
(continued)

	Year Ended December 31,
	2005	2004
Supplemental cash flow information
Interest paid	$3,000	$218,000

Non cash investing activities
Issuance of common stock for compensation	$—	$581,000
Issuance of common stock for interest	$515,000	$94,000
Issuance of common stock for marketable securities	$—	$1,070,000
Issuance of common stock for intangibles	$70,000	$1,642,000
Issuance of common stock for common stock offering costs	$—	$80,000
Issuance of warrants and options for services	$—	$745,000
Issuance of warrants for common stock offering	$—	$625,000
Issuance of Series A preferred stock dividend	$—	$250,000
Issuance of preferred stock for preferred stock dividend in arrears	$—	$204,000
Conversion of Series A preferred stock to common stock	$—	$4,516,000
Conversion of Series B preferred stock to common stock	$—	$1,250,000
Conversion of Series C Preferred to common	$500,000	$—
Conversion of senior notes and accrued interest	$60,000	$301,000
Deemed dividend associated with beneficial conversion of preferred stock	$—	$127,000

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
	—— Preferred Stock ——			—— Common Stock ——
	Shares	Par Value	Discount	Shares	Par Value	Additional Paid—in—Capital, Common and Preferred	Stock, Options and Warrants Unamortized	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders Equity (Deficit)
Balance December 31, 2003	5,910,000	$6,000	($127,000)	58,269,000	$58,000	$82,657,000	($597,000)	($72,000)	($43,000)	($37,391,000)	$44,491,000
Preferred stock conversion	(4,615,000)	(5,000)	—	5,068,000	5,000		—	—	—		—
Beneficial conversion of dividend payable	205,000	—	—	—	—	204,000	—	—	—		204,000
Amortization of preferred stock beneficial conversion features	—	—	127,000	—	—	—	—	—	—	(127,000)	—
Common stock issued for services and settlements	—	—	—	653,000	2,000	752,000	—	—	—	—	754,000
Common stock issued for penalty shares	—	—	—	357,000		287,000	—	—	—	—	287,000
Commons stock issued for marketable securities	—	—	—	5,000,000	5,000	1,065,000	—	—	—	—	1,070,000
Common stock issued for acquisitions of intangibles	—	—	—	5,451,000	5,000	1,637,000	—	—	—	—	1,642,000
Common stock issued for compensation	—	—	—	700,000	1,000	580,000	—	—	—		581,000
Common stock returned pursuant to holdback agreement on purchase of ENI	—	—	—	(791,000)	(1,000)	(1,033,000)	—	—	—		(1,034,000)
Recovery of shares related to COF acquisition	—	—	—	(1,850,000)	(2,000)	(553,000)	—	—	—		(555,000)
Common stock issued as dividend on Series C Preferred	—	—	—	250,000	—	50,000	—	—	—	(50,000)	—
Common stock issued as dividend on Series B preferred	—	—	—	250,000	—	250,000	—	—	—	(250,000)	—
Common stock issued in exchange for Senior Secured Convertible Notes	—	—	—	1,205,000	1,000	300,000	—	—	—		301,000
Sale of common stock	—	—	—	4,095,000	4,000	893,000	—	—	—		897,000
Options and warrants exercised	—	—	—	19,753,000	20,000	1,015,000	—	—	—		1,035,000
Options and warrants issued for services	—	—	—	—	—	245,000	(245,000)	—	—		—
Common stock issued for amortiazble services	—			606,000	1,000	302,000	(303,000)	—	—		—
Amortization of restricted common stock, options, and warrants issued for services	—	—	—	—	—	154,000	787,000	—	—		941,000
Re—pricing of options	—					(1,768,000)	144,000	—	—		(1,624,000)
Net loss	—									(28,172,000)	(28,172,000)
Comprehensive loss:	—	—	—	—	—	—	—	—	—
Loss on marketable securities	—	—	—	—	—	—	—	—	(897,000)
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	(6,000)
Comprehensive loss	—	—	—	—	—	—	—	—	(903,000)		(903,000)

Balance December 31, 2004	1,500,000	$1,000	$0	99,016,000	$99,000	$87,037,000	($214,000)	($72,000)	($946,000)	($65,990,000)	$19,915,000
		—	—	—	—	—	—	—	—
Common stock issued settlements of accounts payable	—	—	—	528,000	1,000	56,000	—	—	—	—	57,000
Common stock issued for services	—	—	—	150,000	0	6,000	—	—	—	—	6,000
Common stock issued for payment of interest on SR Secured Notes	—	—	—	8,972,000	9,000	506,000	—	—	—	—	515,000
Common stock issued for acquisitions of intangibles	—	—	—	1,000,000	1,000	69,000	—	—	—	—	70,000
Common stock issued as dividend on Series C Preferred	—	—	—	250,000	—	250,000	—	—	—	(250,000)	—
Conversion of Series C Preferred to common stock	(500,000)	—	—	500,000	—	—	—	—	—		—
Common stock issued in exchange for Senior Secured Convertible Notes	—	—	—	250,000	1,000	60,000	—	—	—		61,000
Sale of common stock	—	—	—	357,000	—	20,000	—	—	—		20,000
Forfeitable stock awards	—	—	—	1,102,000	1,000	(105,000)	104,000	—	—		—
Amortization of restricted common stock, options, and warrants issued for services	—	—	—	—	—		149,000	—	—		149,000
Re—pricing of options	—						(648,000)	—	—		(648,000)
Net loss	—									(21,537,000)	(21,537,000)
Comprehensive loss:
Sale of marketable securities									448,000
Loss on marketable securities	—	—	—	—	—	—	—	—	449,000
Comprehensive gain/(loss)	—	—	—	—	—	—	—	—	897,000		897,000
	—	—	—	—	—	—	—	—
Balance December 31, 2005	1,000,000	$1,000	$0	112,125,000	$112,000	$87,899,000	($609,000)	($72,000)	($49,000)	($87,777,000)	($495,000)

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 - Organization and Description of Business

We were incorporated in the state of Nevada on January 22, 2001 under the name Nutritional Systems, Inc. We acquired substantially all of the assets of Vital Living, Inc. effective May 7, 2001 and changed our name to Vital Living, Inc. on May 20, 2001. We then merged with VCM Technology Limited, a company reporting under the Securities Exchange Act of 1934, on August 16, 2001. As set forth in the terms of the merger agreement, we acquired all of the outstanding shares of common stock of VCM from its sole stockholder in exchange for 5,062 shares of restricted common stock. Following the merger, we continued as the surviving corporation and commenced reporting under the Securities Exchange Act of 1934 by assuming the reporting status of VCM, which in turn provided us with the ability to file for quotation on the Over-the- Counter Bulleting Board under the symbol “VTLV”.

Through a series of various acquisition and divestiture activities, as described further below, we develop and market nutritional supplements and nutraceuticals products for distribution primarily through healthcare practitioners. Through a licensing agreement, we also have certain rights for the use of a pharmaceutical delivery system known as “GEOMATRIX®.” Our principal products currently are GreensFIRST®, Dream Protein™, Red Alert™, and Complete Essentials™.

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

In November 2002, we acquired MAF BioNutritionals, LLC, or “MAF”. MAF formulates, markets, and distributes natural and organic food-based, preventative nutraceuticals and therapeutic and functional food products designed to support proactive human cell maintenance and rehabilitation, essential in the prevention and treatment of disease, as well as overall optimal body performance and metabolic function. As further described in Note 9, we sold the primary assets of MAF and discontinued its operations in September 2004.

In July 2003, we completed the acquisition of the assets and assumption of certain liabilities of Christopher’s Original Formulas, Inc., or “COF”. Through this acquisition, we gained the exclusive licensing and marketing rights to Christopher’s products, a line of over 300 herbal formulas and products, consisting primarily of naturally occurring organic substances, sold to professionals and at retail locations throughout the United States. The COF operations were accounted for under our Natures’ Systems, Inc., or “NSI”, subsidiary. The COF operations comprised NSI’s sole activity. As described in Note 9, we sold certain assets and liabilities of NSI back to the previous owners of COF and discontinued its operations in July 2004.

In August 2003, we completed the acquisition of E-Nutraceuticals, Inc., or “ENI”. In addition, through a collaborative partnership with SkyePharma, PLC, (“Skye”), a UK pharmaceuticals company and a major shareholder of ours, we are exploring opportunities that utilize Skye’s FDA-approved, proprietary delivery systems. Pursuant to an amended Development and License Agreement between the parties, we acquired exclusive rights to Skye’s drug delivery technology, GEOMATRIX® (see note 7), and marketing and royalty rights to pharmaceutical sales using GEOMATRIX® in the Peoples Republic of China, Taiwan, and Hong Kong. During 2005 we recorded a gain from the resolution of $445,000 of accounts payable related to the ENI acquisition as a result of the resolution of those payables.

In October 2003, we completed the acquisition of Doctors For Nutrition, Inc., or “DFN”. DFN’s product line includes GreensFIRST®, a highly concentrated formulation of fruits and vegetables. One serving of the product has the antioxidant power of over 10 servings of fruits and vegetables. We currently distribute GreensFIRST® through health practitioner offices throughout the United States. DFN introduced Red Alert™, a complementary product in June 2005.

In August 2004, we consummated a joint venture with Wellness Watchers International, Inc., or WWI, and together formed Wellness Watchers Systems, LLC, or WWS. We and WWI originally each owned 50% of WWS. The operating agreement gave us overall operating responsibility. WWS manufactures a proprietary brand of dietary protein powder called Dream Protein™, which is directly marketed to the health practitioners together with our GreensFIRST® product. WWS plans to introduce complementary products that will be marketed as part of WWS’ Healthy Living Program®. Part of WWI’s contribution to WWS was the exclusive licensing of certain products, client lists and marketing strategies, which included Dream Protein™. WWS has developed a unique marketing strategy that channels products directly to health practitioners. Prior to forming WWS, WWI had no prior operating history. During February 2005, we purchased WWI’s 50% interest in WWS. In conjunction with our acquisition of the remainder of WWS and certain other marketing and operation strategic productivity decisions, during the first quarter of 2005, we consolidated the operations of WWS into DFN.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Going concern

The accompanying consolidated financial statements have been prepared assuming we will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered recurring losses from operations, have a working capital deficit, and have depended on funding from sources other than operations. Since inception, we have been required to raise additional capital by the issuance of both equity and debt securities. There are no commitments from funding sources, debt or equity, in the event that cash flows are not sufficient to fund ongoing operations or other cash commitments as they come due. These factors raise substantial doubt about our ability to continue as a going concern. We may be required to raise additional capital in the near term through offerings of securities to fund our operations and will attempt to continue raising capital resources if we do not begin to generate revenue sufficient to maintain ourselves as a viable entity. No assurance can be given that such financing will be available or, if available, that it will be available on commercially favorable terms. Moreover, available financing may be dilutive to current investors.

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

Note 2 - Summary of Significant Accounting Policies

Principles of consolidations

The consolidated financial statements include Vital Living, Inc. and its wholly owned domestic subsidiaries (collectively, “We”,"Vital Living", or the "Company"). Consolidated financial statements are financial statements of a parent company and its subsidiaries presented as if the entities were a single economic unit. Although the assets, liabilities, revenues, and expenses of all entities are combined to provide a single set of financial statements, certain eliminations and adjustments are made. These eliminations are necessary to ensure that only arm's-length transactions between independent parties are reflected in the consolidated statements; transactions between the parent and its’ subsidiaries are eliminated.

Investments in marketable securities

Investments in marketable securities consist of corporate equity securities, which are stated at market value. We currently classify all investment securities as available-for-sale. Unrealized gains and losses on such securities, net of the related income tax effect, are excluded from earnings and report as a separate component of stockholders’ equity until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities sold.

Investments in marketable securities consisted of the following at December 31:

	2005			2004

		Gross			Gross
		Unrealized	Market		Unrealized	Market
	Cost	Loss	Value	Cost	Loss	Value

Langley Park	$-	$-	$-	$1,070,000	$(897,000)	$173,000

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During 2004, we invested in common stock of Langely Park “Langley”, an entity traded on the London stock exchange. In December 2005 we sold 50% of the investment for net proceeds of $64,000 which resulted in a realized loss of $471,000. Under the terms of the purchase agreement 50% of the shares were held in escrow subject to return to Langely if the price of Vital Living stock failed to maintain a certain floor price. Our remaining interest in Langely at December 31, 2005 was written off with a realized loss of $535,000 per managements’ analysis that the shares would ultimately be returned to Langely.

Accounts receivable, trade

The company extends unsecured credit to its’ customers under normal trade agreements which generally require payment within 30-90 days. We determine any required allowance by considering numerous factors, including the length of time trade accounts receivable are past due and our loss history. Receivables are considered past due when they are unpaid greater than 30 days from the due date. We record an allowance for accounts when they become uncollectible, and payments subsequently received on such accounts are reflected as a reduction of that allowance. The allowance for doubtful accounts was $53,000 at December 31, 2005. Bad debt expense amounted to $121,000 and $5,000 in 2005 and 2004, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market, and consist of products available for sale and raw materials. At December 31, 2005, inventory amounted to $111,000, net of a reserve of $360,000.
Property and equipment

Property and equipment consists of office furniture, fixtures, and equipment, including computer hardware and software and various leasehold improvements. We record Property and equipment at cost. We provide for depreciation and amortization on a straight-line basis over the estimated useful lives ranging from three to ten years.

Goodwill

Goodwill represents the excess of the aggregate price paid by us over the value of the net equity acquired in an acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are no longer required to amortize goodwill, but are required to review goodwill for impairment at least annually or whenever events indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of December 31, 2005 and 2004, no events had occurred that would indicate goodwill had been impaired (see Note 5).

Intangible assets

Our other intangible assets include trademarks, patents, formulations, customer lists, and various marketing and license agreements. We amortize intangible assets on a straight-line basis over the lesser of the correlating agreements or estimated useful lives ranging from two to 14 years. During 2005 and 2004 certain events occurred that indicated that the intangible assets of ENI had been impaired and charges of $18,356,000 and $14,976,000, respectively were recorded (see Note 5).

Long-lived assets

We review long-lived assets and identifiable other intangible assets to be held and used for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We evaluate goodwill and other intangible assets arising from various acquisitions for impairment on at least an annual basis or when events occur that would indicate that impairment had occurred. We measure impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. As of December 31, 2005, events had occurred that would indicate goodwill or other intangibles had been impaired; accordingly, an impairment loss was recorded (see Note 5).

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Deferred charges

We capitalize costs associated with the issuance of debt instruments. We amortize these costs on a straight-line basis over the term of the debt instruments. Amortization expense was $925,000 ($227,000 for deferred debt issue costs and $698,000 for debt discount) and $765,000 for the years ended for the year ended December 31, 2005 and 2004, respectively. These amounts are recorded as a component of interest expense on the accompanying consolidated statement of operations.

Financial instruments

Our financial instruments consist of cash, receivables, payables, and long-term debt. The carrying amount of cash, receivables, and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt as of December 31, 2005 approximates fair value because interest rates and debt discounts are reflective of market rates.

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

Accounting estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made include the valuation of inventory, intangible assets, and equity based transactions. Actual results could differ from such estimates.

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
Revenue recognition

We recognize revenue when products are shipped to customers. Our return policy provides for an unconditional guarantee to our customers for a full refund of any unused product, including product that has exceeded its expiration date. All returns are subject to quality assurance reviews before acceptance. When necessary, we provide an allowance for returned product as a reduction of revenue based on estimates and historical experience with individual customers. We offer, from time to time, volume and promotional discounts on the products we sell. We record these discounts as a reduction of revenue.

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

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Foreign currency translation

Translation of foreign currency transactions to U.S. dollars occurs using the current exchange rate. Translation gains or losses are recognized in "accumulated other comprehensive loss” as a component of stockholders' deficit in the accompanying consolidated balance sheets. These transactions relate to operations in 2004 that are no longer occurring in 2005.

Research and development

We expense research and development costs relating to both present and future products when incurred. Research and development costs amounted to $72,000 and $1,180,000 for the years ended December 31, 2005 and 2004, respectively.

Net earnings per share

We account for earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share,” which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic earnings per share begins with income (loss) applicable to common stockholders (net income (loss) less preferred stock dividends) and is based on the weighted average number of common shares outstanding during each period presented. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. For the purpose of diluted earnings per common share, and only if such calculation results in dilution, preferred stock dividends will not reduce earnings; however, the weighted average common shares outstanding would increase representing the amount of common shares into which such preferred stock is currently convertible. During the years ended December 31, 2005 and 2004, we reported a net loss from operations; thus, the effects of dilutive securities were anti-dilutive, rendering basic and diluted loss per share the same. Convertible preferred stock, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive. Potentially dilutive securities excluded from the loss per share calculation for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Convertible preferred stock	1,000,000	1,500,000
Convertible debt	17,610,000	17,860,000
Warrants	30,580,000	30,455,000
Employee options	13,801,000	401,000
	62,991,000	50,216,000

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

We are subject to reporting requirements of FASB Financial Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation,” which requires a non-cash charge to compensation expense if the price of our common stock on the last trading day of each reporting period is greater than the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the trading price exceeds the exercise price of the options.

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

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

	2005	2004
Expected life in years	3.00	4.00
Expected stock price volatility	180%	33.49%
Risk-free interest rate	4.00%	3.14%
Average fair value per option/warrant	$0.05	$0.68

For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized over the respective vesting periods.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to our stock-based employee compensation for the years ended December 31:

	2005	2004
Net loss - as reported	$(21,537,000)	$(28,172,000)
Add:
Stock based compensation included in determination of net loss		581,000
Re-pricing of warrants	(648,000)	(1,468,000)
Deduct:
Stock based employee compensation determined under fair value based
method for all awards, net of related tax effects	(689,000)	(54,000)
Net loss - pro forma	(22,874,000)	(29,113,000)
Deemed dividend associated with beneficial conversion of preferred stock	-	(126,000)
Series A Preferred stock dividend	-	(50,000)
Series C Preferred stock dividend	(125,000)	(250,000)
Net loss available to common stockholders - pro forma	$(22,999,000)	$(29,539,000)
Basic and diluted loss per share
Basic and diluted loss per share, before discontinued operations - as reported	$(0.21)	$(0.40)
Basic and diluted loss per share available to common stockholders - as
reported	$(0.21)	$(0.44)
Basic and diluted loss per share - pro forma	$(0.23)	$(0.45)
Basic and diluted loss per share available to common stockholders - pro forma	$(0.23)	$(0.46)
Weighted average basic and diluted common stock outstanding	101,426,000	64,878,000

We granted warrants to our CEO in 2003. These warrants were subsequently re-priced. As a result of this re-pricing, the award is now accounted as a variable award. Due to a decline in the trading price of our common stock, there was a reduction in salaries and wages of $648,000 and $1,468,000 for the adjustments of the variable award for the years ended December 31, 2005 and 2004, respectively.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Recent accounting pronouncements

In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), “Accounting for Stock-Based Compensation” requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award — usually the vesting period. The effective date for this statement is as of the first interim period that begins after June 15, 2005. The Company is evaluating the impact of this new pronouncement and has not yet estimated the effect of implementation on the Company’s financial statements.

Note 3 - Mergers and acquisitions

Wellness Watchers Systems, LLC.

In August 2004, we consummated a joint venture with Wellness Watchers International, Inc., or WWI, and together formed Wellness Watchers Systems, LLC, or WWS. We originally paid WWI $805,000 for our 50% interest in WWS. The purchase price consisted of 3,000,000 shares of our common stock along with a $25,000 cash payment made in August 2004. During 2005, we purchased WWI’s 50% interest in WWS by issuing an additional 1,000,000 shares of common stock recorded as a $70,000 increase in goodwill.

Note 4 - Property and equipment

Property and equipment consists of the following at December 31:
2005
Computer hardware and software	$60,000
Office furniture and fixtures	24,000
Machinery and equipment	28,000
Leasehold improvements	0
Gross property and equipment	112,000
Less accumulated depreciation	(85,000)
Net property and equipment	$27,000

Depreciation and amortization expense was $25,000 and $37,000 for the years ended December 31, 2005 and 2004, respectively.

Note 5 - Intangible assets

Intangible assets consisted of the following at December 31:

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Un-Amortizable intangible assets
Goodwill	$3,296,000

Amortizable intangible assets	Gross	Accumulated	Net
	Carrying	Amortization	Carrying
	Amount	and Impairment	Amount

License agreement - Geomatrix	$34,661,000	$(34,661,000)	$-
License agreement - X-Fat	4,093,000	(4,093,000)	-
Marketing agreement	4,304,000	(4,304,000)	-
Trademarks and patents	20,000	(6,000)	14,000

Total amortizable intangible assets	$43,078,000	$(43,064,000)	$14,000

	Estimated	Accumulated
	Amortization	Amortization
	Expense	Expense

For the year ended December 31, 2006	$2,000	$43,066,000
For the year ended December 31, 2007	1,000	43,067,000
For the year ended December 31, 2008	2,000	43,069,000
For the year ended December 31, 2009	1,000	43,070,000
For the year ended December 31, 2010	1,000	43,071,000
For the year ended December 31, 2011	2,000	43,073,000
For the year ended December 31, 2012	1,000	43,074,000
For the year ended December 31, 2013	1,000	43,075,000
For the year ended December 31, 2014	2,000	43,077,000
For the year ended December 31, 2015	1,000	43,078,000
Totals	$14,000	$43,078,000

Impairment Analysis

As required by SFAS No. 142, we continually test goodwill or other intangibles created by each acquisition for impairment. These assets are tested for impairment at least annually, or upon occurrence of such events that may indicate impairment exists. We revised the earnings forecast for the next five years and evaluated the change in fair value of each component of goodwill using the expected present value of future cash flows. Impairment was due to a combination of factors, including acquisition price, increased market competition, and operating performance. As a result of this process, during 2005, we determined that certain intangible assets were impaired. Accordingly, during 2005, we recorded an impairment charge of $18,356,000 relating to the GEOMATRIX® licensing agreement. During 2004, we recorded impairment charges totaling $14,976,000, consisting of $9,545,000, $1,727,000 and $3,704,000 related to the GEOMATRIX® licensing agreement, the ENI China marketing agreement, and the X-Fat marketing agreement, respectively.

As a result of our review, goodwill was deemed to be fairly stated at December 31, 2005. The goodwill of $3,296,000 is attributable to previous acquisitions as follows:

DFN	$2,421,000
WWS	875,000

Total	$3,296,000

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 6 - Long-Term Debt

In December 2003, we borrowed an aggregate principal amount of approximately $4.58 million in the form of Senior Secured Convertible Notes (the “Secured Notes”), due December 17, 2008, in a private placement, subject to certain registration rights, generating cash proceeds of $2.5 million, net of cash debt issue costs of $538,000. At time of issuance the Secured Notes bore interest at a rate of 12% per annum, 8% of which was payable semi-annually in cash each June and December, while 4% per annum could be paid, at our discretion, in cash or our common stock at a price equal to the ten-day average trading price of our common stock five business days prior to the relevant interest payment date. In October 2004, we agreed with the holders of the Secured Notes and warrants to reduce the conversion price and exercise price of those securities to $0.24 per share. There was no expense recorded relative to the reduction in the conversion price. The reduction of the conversion price is permanent and there was no time limit placed on the reduced conversion price, therefore it was determined not to be a an inducement to convert as that term is defined in Statement of Financial Accounting Standards No. 84 Induced Conversions of Convertible Debt . In exchange for this reduction:

We agreed to include the additional shares of common stock that are now issuable upon conversion of the outstanding Secured Notes as a result of the reduction in the conversion price in the next registration statement we file with the Securities and Exchange Commission ("New Registration Statement"). The shares of common stock originally convertible under the Secured Notes are registered for resale under our Registration Statement on Form SB-2 (SEC File No. 333-111921) ("Registration Statement"), which was declared effective by the SEC on August 13, 2004. We are now entitled to pay all 12% interest due on the Secured Notes in either cash or shares of our common stock, at our sole option, commencing with the interest payment due in December 2004. We were originally required to pay the 12% interest on the senior convertible promissory notes at the rate of 8% per annum in cash and had the option to pay the remaining interest at the rate of 4% per annum in cash or shares of common stock. The shares of common stock representing the 4% interest payments are registered for resale under the Registration Statement. We have agreed to include the additional shares of common stock representing the 8% interest payments in the New Registration Statement; and all penalties that we were required to pay as a result of our failure to have the Registration Statement declared effective by April 15, 2004 will be payable by our in shares of common stock ("Penalty Stock") at a price equal to $0.258. Such shares will be included on the New Registration Statement.

In 2005 and 2004, certain note holders converted $60,000 and $301,000, respectively, of their note into common stock.

We may redeem the Secured Notes commencing December 15, 2004, provided the ten-day average trading price of our common stock prior to the redemption is at least $3.00 per share. The Secured Notes are collateralized by our assets, have priority in right of payment over all our indebtedness, and include certain provisions related to change in control, reorganization, recapitalization, and other adjustments. In addition, the Secured Note holders received 4,588,000 warrants to purchase shares of common stock at an exercise price of $1.00 per share. The fair value of these warrants of $1,084,000 was recorded and charged immediately to interest expense during 2003 as the warrants were fully vested and the related notes fully convertible at the date of issuance.

Amounts charged to interest expense during the year ended December 31, 2005 and 2004 totaled $227,000 and $255,000 respectively.

In connection with our 2002 MAF acquisition, we began making payments on a pre-existing SBA loan. We have made no payments of principal or interest against this loan since September 2004. We entered into an agreement to sell the Boulder Bar product line and the purchaser assumed this debt. However, the purchaser has not complied with the terms of the agreement and we are seeking legal remedies. The principal balance of the loan is approximately $398,000 at December 31, 2005 and accrues interest at 8.25%. We have $401,000 included in our current liabilities related to this obligation.

Long-term debt consists of the following at December 31, 2005:

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Secured Notes
$4,226,000 Secured Notes; maturity December 2008;
interest at 12% per annum (may be paid in cash or
common stock); principal due at December 17, 2008	$4,226,000

Total	4,226,000

Less unamortized debt discount	(1,442,000)

Net long-term debt	$2,784,000

Aggregate maturities of long-term debt for the subsequent five years ending December 31 are as follows:

2005	$-
2007	-
2008	4,226,000
2009	-
2010	-
Total	$4,226,000

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

As discussed in Note 9 we are in legal proceedings with the previous owners of COF over the re-purchase by them of the COF operations. On May 6th, 2005 Christophers’ Original Formulas, SFMB, Inc., Robert C Scott, Norman Bacala, and Ruth Christopher filed a complaint against Vital Living, Inc., Natures Systems, Inc., James R Jeppson, Stuart Benson, and Donald Hannah in the Third Judicial District Court for Salt Lake County, State of Utah. The Complaint alleges damages in excess of $400,000 relating to alleged breaches of a Settlement and a Release Agreement dated July 9, 2004. Vital Living and the other defendants have filed a Motion to Dismiss the action based on a variety of legal theories. The Company and related defendants also intend to vigorously defend against the claims of the plaintiffs. No evaluation presently can be made as to the final outcome of this case or the likelihood or range of potential recovery loss, if any, to the company.

We lease office space under non-cancelable operating leases that expire through 2007. Future minimum lease payments under non-cancelable operating leases for the subsequent five years ending December 31 are approximately as follows:

2006	$130,000
2007	75,000
2008	-
2009	-
2010	-
Total	$205,000

Total rent expense was $103,000 and $111,000 for the years ended December 31, 2005 and 2004, respectively.

In connection with the ENI acquisition, we became party to a Development and License Agreement and subsequent Amendment (collectively, the “ENI Agreements”) with SkyePharma, PLC (“Skye”). The ENI Agreements provide for certain product identification and license exclusivity rights on nutraceutical products utilizing Skye’s patented drug-delivery technologies, GEOMATRIX®, in exchange for various commitments as follows:

•
In consideration for the ENI Agreement and development services through 2004 and contingent on additional debt or equity financing of $3.0 million, we were obligated to pay Skye $1.0 million in four equal installments beginning January 1, 2004 and each first day of each calendar quarter thereafter.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•
We may retain our right to identify new product candidates and license them exclusively through the later of December 31, 2017 or the expiration of Skye’s corresponding patents, provided at least four such product candidates are identified by us and approved by Skye, or Skye receives $1.0 million in product development fees, per calendar year beginning January 1, 2005. As described below we are in the process of renegotiating the Skye agreement.

•
We are obligated to pay Skye royalties equal to 10% of net sales generated from the products, as defined, quarterly in arrears. Through December 31, 2005 we have generated no sales of any products related to the Skye agreement.

Should we fail to meet the above commitments, product selection and license exclusivity rights will terminate at the end of the respective calendar year without effect on rights attained in prior years. As of December 31, 2004, we had failed to make payments to Skye totaling $750,000 related to the ENI Agreement. No payments were made during 2005. We are in the process of renegotiating the related terms and payments in order to maintain our rights under the ENI Agreements despite the default.

The ENI Agreements also appointed us as Skye’s exclusive marketing partner to pharmaceutical companies for licensing of all of Skye’s technology in the Chinese Territories, as defined therein. We are eligible to receive 5% of all gross revenues resulting directly from our marketing efforts. Receipt of such royalties is contingent, however, on such revenues reaching or exceeding $1.0 million, or in aggregate $2.0 million, by August 2004 and 2005, respectively. Should these revenue goals not be achieved, our exclusive marketing rights and Skye’s royalty obligation on newly established sales will terminate, except, that royalties on on-going gross revenues resulting directly from our marketing efforts prior to the loss of such rights will continue to be due and payable.

Note 8 - Capital Stock

In December 2003, the board of directors and our stockholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000, par value $.001 per share. We are currently authorized to issue up to 50,000,000 shares of preferred stock, par value $.001 per share. At December 31, 2005, our capital stock consisted of the following:

Capital Stock	Par Value	Authorized	Issued & Outstanding

Common Stock	$0.001	150,000,000	112,125,000
Preferred Stock	$0.001	50,000,000	1,000,000

Common Stock

Each holder of common stock is entitled to one vote per share on all matters submitted to a vote of our stockholders. Holders of our common stock have no preemptive rights and have no rights to convert their common stock into any other securities. In the event of dissolution or liquidation or the winding-up of our company, holders of our common stock will be entitled to share ratably in all assets remaining after payment of all liabilities, subject to any preferential payments to the holders of any Secured Notes and preferred stock then outstanding. Although we are restricted from paying cash dividends under the terms of the Secured Notes, holders of common stock are entitled to receive ratably such dividends as may be declared by our board of directors out of funds legally available therefore. All of our outstanding common shares are fully paid and non-assessable.

During 2004, 791,000 shares were returned to us as required by the terms of the ENI acquisition agreement. Additionally, during 2004, we received 1,850,000 shares valued at $555,000 that were returned in connection with the agreement to unwind the COF acquisition (see Note 9).

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During 2005 we negotiated a settlement of a $177,000 accounts payable balance for 318,750 shares of common stock with a value of $35,000 resulting in a gain of $142,000.

Common Stock Issued to an Employee

During 2004, we issued 700,000 shares of common stock to a former employee valued at $581,000 as consideration for early termination of an employment contract.

Common Stock Issued for Services and Settlements

In order to fund operating activities, we, from time to time, issue common stock in lieu of cash in exchange for goods or services.

During the years ended December 31, 2005 and 2004, we issued 528,000 and 653,000 shares of restricted common stock with a value of $58,000 and $754,000 respectively, in consideration for consulting, investment banking, or other services rendered, compensation, release of debt, and various other claims that parties may have had against us.

Additionally, during 2004, we issued 357,000 shares of our common stock valued at $287,000 related to penalties for not having an effective registration statement as required for the December 2003 private placement.
During the years ended December 31, 2005 and 2004, 250,000 and 160,000 shares of common stock with a value of $12,000 and $47,000, respectively, were issued to directors for director services and to various consultants for various consultations and advisory services to be provided over a period ranging from 12 months to two years. These shares were originally capitalized as a component of equity and amortized to expense over the vesting periods. For the years ended December 31, 2005 and 2004, $93,000 and $587,000, respectively was amortized to expense. The value of unamortized restricted common stock issued for services as of December 31, 2005 and 2004 was $0 and $93,000, respectively.

Pursuant to a registration rights agreement related to a November 2002 private placement of 1,368,000 shares of common stock, we were required to file and have declared effective a registration statement to register the shares of common stock issued and shares that might be issued upon exercise of the Series B Warrants and Series C Warrants from the private placement prior to March 20, 2003. We failed to have the registration statement declared effective by the deadline; as a result, we owed the investors liquidated damages equal to 2% per month of the purchase price of these securities, calculated on a pro rata basis to the date on which the registration statement was ultimately declared effective. During 2003, we reached an agreement with some of the investors to pay such damages in 328,000 shares of our common stock, valued at approximately $367,000. During 2004, we issued an additional 357,000 shares valued at approximately $287,000 to settle completely all such claims.

Treasury Stock

As part of a resignation agreement executed in July 2003, in which all severance payments under a prior employment agreement were waived, 280,000 shares of restricted common stock were returned at no cost and 144,000 shares were repurchased by us at $0.50 per share from our, former President, for total payments of $72,000 during 2003. These shares have been returned to us and recorded as treasury stock as of December 31, 2003. The 280,000 shares of common stock returned were recorded at par value, or $280, with a corresponding adjustment to additional paid-in capital.

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

The holder of the Series C Preferred Stock is entitled to a two-time dividend at the rate of 50% per annum, payable in cash or common stock on the first and second anniversary of the issuance date with no obligation to pay dividends thereafter. Unpaid and/or undeclared dividends are cumulative. The total amount of dividends not declared at December 31, 2004 was $370,000. Each share of Series C Preferred Stock is convertible into one share of common stock at the option of the holder at any time after the first anniversary of the date of issuance.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The market value of our common stock on the date the Series C Preferred Stock was sold was $1.18 per share. In accordance with EITF 98-5, as amended by EITF 00-27, because the Series C Preferred Stock was sold at a price less than market value of the underlying components of the security, a beneficial conversion to holders of the Series C Preferred Stock occurred. Accordingly, during 2003, we recorded a discount of $253,000 within stockholders’ equity and a corresponding amount to preferred stock additional paid-in-capital. The Series C Preferred Stock is convertible into common stock at the option of the holder at any time after the first anniversary date of its issuance, thus the beneficial conversion is amortized over a one-year period. The entire $253,000 balance was amortized during 2004 and 2003.

During July 2005, 250,000 shares of common stock were issued in payment of the 50% dividend due on the second anniversary date. Immediately thereafter all the 500,000 shares of Series C Preferred Stock were converted into 500,000 shares of common stock.

Series D Preferred Stock

On August 20, 2003, concurrent with the ENI Acquisition, we sold to a single investor 1,000,000 shares of Series D Preferred Stock at $1.00 per share, generating cash proceeds of $815,000, net of cash offering costs of $185,000. Each share of Series D Preferred Stock is convertible into one share of common stock at the option of the holder at any time.

The market value of our common stock on the date the Series D Preferred Stock was sold was $1.37 per common share. In accordance with EITF 98-5, as amended by EITF 00-27, because the Series D Preferred Stock was sold at a price less than market value of the underlying components of the security, a beneficial conversion to holders of the Series D Preferred Stock occurred. Accordingly, during 2003 we recorded a discount of $370,000 within stockholders’ equity and a corresponding amount to preferred stock additional paid-in-capital. The Series D Preferred Stock is convertible into common stock at the option of the holder at any time, thus the beneficial conversion was recorded as a dividend upon issuance.

The holder of the Series D Preferred Stock is entitled to various rights, preferences, and restrictions that include the following:

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

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6.
Protective Provisions. So long as any shares of Series D Preferred Stock are outstanding, we may not, without the prior affirmative consent or vote of the holders of at least two thirds of the outstanding shares of the Series D Preferred Stock:

a.
authorize, create, designate, establish, or issue shares of any class or series of capital stock ranking senior to or on parity with the Series D Preferred Stock or reclassify any shares of common stock into shares having any preference or priority as to dividends or assets superior to any such preference or priority of Series D Preferred Stock; or

b.
amend, alter, or repeal, whether by merger, consolidation, or otherwise, our amended and restated articles of incorporation or bylaws or the resolutions contained in the certificate of designation of the Series D Preferred Stock and the powers, preferences, privileges, relative, participating, optional and other special rights and qualifications, limitations, and restrictions thereof, which would adversely affect any right, preference, privilege, or voting power of the Series D Preferred Stock, or which would increase the amount of authorized shares of the Series D Preferred Stock or of any other series of preferred stock ranking senior to the Series D Preferred Stock, with respect to the payment of dividends (whether or not such series of preferred stock is cumulative or non-cumulative as to payment of dividends) or liquidation.

Note 9 - Discontinued Operations

In order to resolve certain disputes with a former employee of the COF subsidiary, on July 9, 2004, we settled all matters via an execution of a Settlement and Release Agreement (the "Agreement") calling for the settlement of all claims and the sale of certain assets and liabilities back to the previous owners of COF. As part of the agreement, we were to pay the previous owners of COF $150,000 in six equal monthly installments beginning July 2004 in exchange for the return of 2,600,000 shares of our common stock originally paid as part of the acquisition price. In addition, we assigned certain assets to and the previous owners of COF assumed certain liabilities of NSI as of the effective date, the previous owners of COF subleased the Company's facilities located in Spanish Fork, Utah for a period of one year from the effective date (during 2005 we were released as quarantors on this lease), and executive employment agreements with Robert Scott and James Jeppson executed as part of the COF Acquisition became null and void. If either party were to have failed to perform its obligations under the Agreement, certain rights and options exist allowing the parties to terminate the Agreement. During 2004, we paid $50,000 of the $150,000 required payments under the Agreement. As of November 15, 2004, we had not received the 2.6 million shares of common stock back from the previous owners of COF, accordingly we sought specific legal remedies. In September 2004, we were served with a final demand notice from the Internal Revenue Service ("IRS") related to obligations from the previous owners of COF. These amounts were the obligation of the previous owners of COF which was ratified in the Agreement. However, in order for us to avoid any future claims related to this matter, in November 2004, we entered into a settlement agreement with the IRS related to this matter and paid the remaining $100,000 obligation under the Agreement directly to the IRS. The IRS has agreed not pursue us related to this matter.

On September 30, 2004, MAF entered into an agreement to sell all properties, rights and assets used or useful in connection with its product line, Boulder Bar. This was the primary asset in MAF. MAF received a $50,000 cash payment, a $50,000 promissory note and the purchaser has agreed to continue serving the SBA debt obligation of approximately $398,000 at December 31, 2005, accruing interest at 8.25%, which is secured by the aforementioned asset. As a result of this transaction, during 2004, the Company recorded an impairment charge related to the remaining $104,000 of intangible assets related to the MAF acquisition and a charge of $38,000 related to other MAF assets deemed to be of no remaining value. Additionally, during 2005 we accrued a charge of $50,000 to bad debt expense for the balance of the note receivable which remains un-collected.

The loss from discontinued operations reported at December 31, 2004 was composed of the following:

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	NSI	MAF	Total

Revenues, net	$1,060,000	$543,000	$1,603,000
Cost of goods sold	621,000	410,000	1,031,000
Gross profit	439,000	133,000	572,000

Salaries and benefits	427,000	24,000	451,000
Selling, general, and administrative	493,000	260,000	753,000
Interest	17,000	13,000	30,000
Impariment of intangible assets	1,481,000	585,000	2,066,000
Other	28,000	16,000	44,000
Total expenses	2,446,000	898,000	3,344,000

Net loss	$(2,007,000)	$(765,000)	$(2,772,000)

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

Upon conversion of the 3,712,000 shares of Series A Preferred Stock and corresponding stock dividends, we will ultimately issue 859,422 Series A Warrants. During 2004, pursuant to the warrant offering in November and December 2004, one holder of the Series A warrants exercised 277,831 warrants at $0.10 per warrant resulting in gross proceeds of approximately $28,000. As of December 31, 2005, there were 581,591 Series A Warrants outstanding.

Series B and Series C Warrants

Series B and Series C Warrants were issued in connection with the November 2002 common stock private placement, concurrent with the MAF Acquisition. The Series B and Series C Warrants have exercise prices of $0.214 and may be exercised at the option of the holder at any time for a period of five years from the date of issuance. The exercise prices are subject to adjustment for stock splits, dividends, reclassifications, and other typical corporate actions. If we issue additional shares of common stock at a price less than $1.00 per share, the exercise prices of the warrants upon each such issuance will be adjusted and reset to such issuance price; however, this reset feature does not apply to the following:

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

As of December 31, 2005, there were 1,367,500 Series B Warrants and 1,367,500 Series C Warrants outstanding.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Series D and Series E Warrants

Series D and Series E Warrants were issued in connection with the April 2003 Series B Preferred Stock and July 2003 Series C Preferred Stock private placements. The Series D and Series E Warrants have exercise prices of $1.30 and $1.60, respectively, and may be exercised at the option of the holder at any time for a period of five years from the date of issuance. The exercise prices are subject to adjustment for stock splits, dividends, reclassifications, and other typical corporate actions. As of December 31, 2005, there were 1,950,000 Series D Warrants and 1,500,000 Series E Warrants outstanding.

Series F Warrants

Series F Warrants were issued in connection with the July 2003 amendment of one of our strategic consulting agreements. The Series F Warrants have an exercise price of $1.00 per share and may be exercised at the option of the holder at any time for a period of five years from the date of issuance. The exercise price is subject to adjustment for stock splits, dividends, reclassifications, and other typical corporate actions. As of December 31, 2005, there were 125,000 Series F Warrants outstanding.

Series G and H Warrants

Series G and H Warrants were issued in connection with the sale of our common stock in June and July 2004. We sold units, each unit consisting of one share of common stock, three Series G Warrants, and one Series H Warrant, aggregating 3,900,000 shares of common stock at $0.25 per share, 11,700,000 Series G Warrants at an exercise price of $0.25 per share, and 3,900,000 Series H Warrants at an exercise price of $0.24 per share, generating cash proceeds of $772,000, net of cash offering costs of $125,000. In addition, during 2004, 265,000 shares of common stock and 1,950,000 warrants, with a combined fair market value at the date of issuance of $549,000 were issued to financial advisors to facilitate the transaction, thus increasing the total offering costs to $599,000.

In December 2004, the holders of the G warrants exercised their right to convert the warrant in 5.8 million shares of our common stock. As of December 31, 2004, no G warrants and 3.9 million H warrants were outstanding. We received no consideration related to the G warrant conversion into our common stock. There were no transactions involving G or H warrants during 2005.

Other Warrants

In connection with the Bridge Notes and Senior Secured Notes (see Note 6) during 2003, we granted note holders an aggregate of 9,516,000 warrants at original exercise prices that ranged from $1.00 to $1.50 per share. The warrants may be exercised immediately, expire on the fifth anniversary of the date of issuance, and the exercise price is subject to adjustment for stock splits, dividends, reclassifications, and other typical corporate actions, and as of December 31, 2005 is set at $0.24.

Additionally, during 2003, we granted 214,000 warrants to financial advisors associated with the issuance of the Bridge Notes. Financial advisors associated with the Secured Notes were granted 558,000 warrants.

In conjunction with warrant exercises in November and December of 2004, 6,560,000 of these warrants were exercised at $0.10 per warrant generating gross cash proceeds of $695,000. Certain holders of these exercised warrants will receive a new warrant with an exercise price of $0.10. In conjunction with this offering, we paid to financial advisors to help facilitate the transaction $68,000 in cash consideration and will issue 656,000 new warrants with an exercise price of $0.10. Effectively, we sold common stock for $0.10 per share and extend the terms and reduced the price of the warrants.

In August 2004 we issued 125,000 warrants with an exercise price of $0.26 to one of our employees in connection with our joint venture with Wellness Watchers Systems LLC.

In aggregate, as of December 31, 2005, there were 19,788,269 of these warrants outstanding.

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

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On July 15, 2005, the Board of Directors adopted our 2005 Stock Option Plan pursuant to which incentive stock options or non-statutory stock options to purchase up 16,819,000 shares of common stock can be granted to employees, officers, directors, consultants, independent contractors, and other service providers.

The combined plans had 13,801,000 and 437,000 options outstanding at December 31, 2005 and 2004, respectively, with exercise prices ranging from $0.04 to $1.00. At December 31, 2005, there were an aggregate of 6,180,000 options available under the plans for future grant.

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

2005				2004
	Number Granted	Fair Value	Exercise Price	Number Granted	Fair Value	Exercise Price
Options	3,550,000	$142,000	$0.04	150,000	$88,500	$0.65
Warrants				300,000	181,000	$0.25 - 1.29
Warrants				125,000	32,500	$0.26
	3,550,000	$142,000		575,000	$302,000

The fair value of certain of these options and warrants are being amortized over their respective vesting periods, which range from zero to 36 months. For the years ended December 31, 2005 and 2004, $51,000 and $185,000 was amortized to expense, respectively. The fair value of unamortized options and warrants issued for services at December 31, 2005 and 2004 was $0 and $122,000, respectively.

In December 2005, we issued 3,550,000 options to board members with an exercise price of $0.04 for services

During June and July 2004, in connection with the common stock offering, we granted an aggregate of 2,000,000 warrants to acquire common stock to investment advisors with an exercise price of $1.25 per share. Additionally, during 2004, we issued 300,000 warrants to acquire common stock with exercise prices that ranged from $0.25 to $1.29 per share to various advisors.

In 2004, we granted 150,000 options to an advisor to purchase common stock at an exercise price of $0.65 per share.

Per FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” a non-cash charge to expense is required if the price of our common stock on the last trading day of a reporting period is greater than the exercise price of certain stock options and warrants issued. The requirements of FIN No. 44 may also result in a credit to expense to the extent that the trading price declines from the trading price as of the end of the previous reporting period, provided however that a credit is not recorded to the extent our common stock trades below the exercise price of the options or warrants. In accordance with FIN No. 44, we adjust expense upward or downward on a monthly basis based on the trading price at the end of each period. Due to a decline in the trading price of the Company’s common stock, there was a reduction in consulting expense of $0 and $156,000 for the adjustments of the variable award in the years ended December 31, 2005 and 2004, respectively.

Options and Warrants Issued to Employees

In February 2005 and December 2005, we granted to officers and employees 5,100,000 options with an exercise price of $0.08 and 4,750,000 options with an exercise price of $0.04, respectively, as part of our employee stock option plan. All of these options were fully vested as of December 31, 2005.

During 2004, we granted 80,000 warrants with an exercise price of $0.54 per share to several employees.

In accordance with FIN No. 44, we adjust expense upward or downward on a monthly basis based on the trading price at the end of each period. As a result, we recorded a net credit to salaries and benefits expense of approximately $648,000 and $1,468,000 during the year ended December 31, 2005 and 2004, respectively.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In January 2002, we issued 125,000 options to an employee under our 2001 Stock Option Plan. The options have an exercise price of $1.00 per share, expire in four years, and vest quarterly, 40,000 in the first year, 45,000 in the second year, and 40,000 in the third year. The fair value of the options using the Black-Scholes option-pricing model was determined to be zero.

Summary of Options and Warrants

A summary of stock option activity for employees for the years ended December 31 is as follows:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	401,000	$0.93	3,039,000	$0.93
Granted	13,400,000	$0.06	375,000	$0.59
Cancelled	-		(2,750,000)	$0.91
Exercised	-		(263,000)	$0.10
Outstanding at end of period	13,801,000	$0.09	401,000	$0.93

Exercisable at end of period	13,801,000	$0.09	339,000	$0.77

Information about stock options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price

$0.65 - $1.00	401,000	2.75	$0.87	401,000	$0.91
$0.04 - $0.08	13,400,000	3	$0.06	13,400,000	$0.06
	13,801,000			13,801,000

A Summary of warrant activity for non-employees for the years ended December 31 is as follows:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	31,815,000	$0.46	26,475,000	$0.91
Granted	-	-	25,196,000	$0.22
Cancelled	(1,235,000)	-	-	-
Exercised	-	-	(19,856,000)	$0.10
Outstanding at end of period	30,580,000	$0.46	31,815,000	$0.46

Exercisable at end of period	30,580,000	$0.46	25,538,000	$0.46

Information about warrants outstanding at December 31, 2005is as follows:

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
	Warrants Outstanding& Exercisable
		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Shares	Contractual	Exercise
Prices	Outstanding	Life	Price

$0.01 - $0.35	26,423,000	3.10	$0.13
$0.54 - $1.00	125,000	1.98	$-
$1.30 - $1.65	3,450,000	2.52	$0.16
$2.00	582,000	1.42	$0.04
	30,580,000	3.00	$0.34

Note 11 - Income Taxes

Components of the deferred tax asset (liabilities) as of December 31 are as follows:

	2005	2004
Net operating loss carryforwards	$11,715,000	$10,140,000
Marketable securities	214,000	359,000
Accounts receivable	161,000	161,000
Deferred compensation	3,038,000	3,297,000
Inventories	-	130,000
Amortizable intangibles	15,600,000	8,024,000
Other temporary differences	42,000	58,000
	30,770,000	22,169,000
Less valuation allowance	(30,770,000)	(22,169,000)
	$-	$-

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

As we have had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2005 and 2004. During the year ended December 31, 2005 and 2004, a current income tax benefit of $8,601,000 and $3,778,000 respectively was offset by an equal deferred income tax provision primarily related to the increase in the valuation allowance. The valuation allowance increased $8,601,000 during 2005 due to our current period net loss. Due to this increase in the valuation allowance, the effective tax rate has been reduced to 0% for the years ended December 31, 2005 and 2004. As of December 31, 2005, we had net operating loss carry forwards for federal income tax reporting purposes of approximately $32,100,000 which expire at varies periods through 2025. The utilization of such operating losses may be limited.

A reconciliation of statutory to effective income tax rates is as follows for years ended December 31:
	2005		2004
Federal statutory rates	-34%	$(7,323,000)	-34%	$(9,578,000)
State	-6%	(1,292,000)	-6%	(1,690,000)
Valuation allowance	40%	8,600,000	40%	11,201,000
Other	-	15,000	-	67,000
Effective rate	0%	$-	0%	$-

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12 - Related Party Transactions

From time to time, we engage our directors, shareholders, or other related parties for consulting services related to investment, acquisition, or other activities in the normal course of business. We believe that all of these transactions are conducted at an “arms-length.” Fair market value of securities issued in these transactions, including stock, options, and warrants, is listed below where applicable and calculated using the Black-Scholes Pricing Model as of the date of issuance or grant.

Officers and Directors

During 2005 a partnership owned 50% each by Stuart Benson, CEO and Gregg Linn COO/CFO acquired a $40,000   Senior Secured Note from the original holder.

During 2005, we issued 100,000 and 150,000 shares of restricted common stock to Carson Beadle and David Allen, respectively, in exchange for director services for a combined fair market value of $12,000. During 2004 we issued 165,000 shares to Michael Cardamone in exchange for director services with a fair market value of $35,000.

During 2005 and 2004, $14,000 and $35,000, respectively was either paid directly or amounts paid on behalf of Mr. Hannah, our Chairman. These amounts were paid for services requested by management that were deemed outside the scope of his role as Chairman.

In connection with the departure of the former Chairman and Chief Executive Officer in January 2004, we executed a severance agreement that provided for cash payments of $244,000 ($119,000 due within eight days of execution, $20,000 due on each first day of July, August, and September 2004, and $22,000 due on each first day of October, November, and December 2004) and 600,000 shares of the Company’s common stock, valued at $498,000, due within eleven days of execution and included in a pending Registration Statement initially filed January 14, 2004. In addition, we agreed to continue to pay Mr. Edson’s medical benefits until the earlier of (i) July 31, 2005, or (ii) the date he becomes eligible to be covered under another program. However, due to certain differences between the parties, in August 2004, the parties agreed that we would issue 100,000 shares of our common stock in exchange for complete settlement of the severance agreement, such shares with a value of $83,000 were issued in September 2004. As of September 30, 2004, we had no further obligations to Mr. Edson.

In March and April 2004, we transacted a common stock private placement (see Note 6) for which finder’s fees of 8% in cash and 8% in common stock were authorized to various parties to facilitate the transaction. We paid $21,000 in cash and issued 20,800 shares of common stock, valued at $17,000, to a company whose principal is our former Chief Executive Officer and Chairman for such services. In addition, 110,000 of the 510,000 common shares issued to investors in this private placement, valued at $110,000, were family members of our former Chief Executive Officer and Chairman.

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

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

We have several agreements with HCFP/Brenner Securities, LLC (“Brenner”), a stockholder, to provide consulting, investment, or financial services. During 2005 and 2004, the following amounts were paid to Brenner in exchange for such services:

				Options & Warrants
Year	Matter	Cash	Stock	Number	Exercise Price	Fair Market Value of Securities
2005	Consulting Services	$75,000
2004	Consulting Services	$-	300,000	--	N/A	$135,000
2004	Investment Services	$19,000	-	2,141,000	$0.10 - $0.25	$266,000

We have several agreements with Sloan Securities Corp (“Sloan”), a less than 1% shareholder, to provide consulting, investment, or financial services. During 2004, the following amounts were paid to Sloan (or its designees) in exchange for such services:

			Options & Warrants
Matter	Cash	Stock	Number	Exercise Price	Fair Market Value of Securities
Investment Services	$45,338	-	453,000	$0.10	$59,000
.
Note 13 - Concentrations

During 2005 one customer was responsible for 43% of our sales and accounted for 69% of our trade accounts receivable as of December 31, 2005.

During 2005 one vendor supplied all of our products for sale. This vendor accounted for 78% of our product purchases.