Form 10QSB
period 2006-03-31
VITAL LIVING INC
filed 2006-05-15
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(602) 952-9909
(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __

State the number of shares outstanding of each of the registrant’s classes of common equity as of the latest practical date:

As of May 10, 2006, there were 112,260,277 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (a) defined in Reg. 12.6-2 of the Exchange Act. Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	March 31,	December 31,
	2006	2005
Assets	(Unaudited)
Current assets:
Cash	$44,000	$192,000
Accounts receivable, trade; net of allowance for doubtful accounts of $53,000 each period	861,000	488,000
Inventory, net of reserve of $360,000 each period	58,000	111,000
Prepaid expenses and other current assets	67,000	61,000
Total current assets	1,030,000	852,000

Other assets:
Deferred debt issuance costs, net of accumulated amortization of $492,000 and $446,000, respectively	493,000	539,000
Property and equipment, net	25,000	27,000
Goodwill	3,296,000	3,296,000
Other intangible assets, net	13,000	14,000
Other non-current assets	15,000	36,000
Total other assets	3,842,000	3,912,000

Total assets	$4,872,000	$4,764,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, trade	$1,181,000	$1,103,000
Accrued research and development	750,000	750,000
Accrued other	309,000	221,000
Current portion of long-term debt	401,000	401,000
Total current liabilities	2,641,000	2,475,000

Long-term debt, net of unamortized debt discount of $1,319,000 and $1,442,000, respectively	2,907,000	2,784,000
Total liabilities	5,548,000	5,259,000

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock - Series C, $0.001 par value, 3,000,000 shares authorized; 0 and 500,000 shares issued and outstanding, respectively	-	-
Preferred stock - Series D, $0.001 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 150,000,000 shares authorized; 112,685,000 and 112,549,000 shares issued, respectively; 112,261,000 and 112,125,000 shares outstanding, respectively	112,000	112,000
Additional paid-in capital	87,905,000	87,899,000
Stock, options, and warrants – unamortized	(609,000)	(609,000)
Treasury stock, 424,000 shares at cost	(72,000)	(72,000)
Accumulated other comprehensive loss	(49,000)	(49,000)
Accumulated deficit	(87,964,000)	(87,777,000)
Total stockholders’ deficit	(676,000)	(495,000)

Total liabilities and stockholders’ deficit	$4,872,000	$4,764,000

See accompanying notes to financial statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)

Revenue, net	$1,333,000	$1,262,000
Cost of goods sold	618,000	671,000
Gross profit	715,000	591,000
Administrative expenses
Salaries and benefits	169,000	131,000
Professional and consulting fees	140,000	102,000
Selling, general and administrative	271,000	256,000
Research and development	22,000	30,000
Depreciation and amortization	3,000	614,000
Total administrative expenses	605,000	1,133,000
Net gain (loss) from operations	110,000	(542,000)
Other income (net)
Interest expense (net)	(297,000)	(321,000)
Gain on settlement of accounts payable	-	141,000
Net loss available to common stockholders	$(187,000)	$(722,000)

Basic and diluted loss per share
Basic and diluted loss per share available
to common stockholders	$(0.00)	$(0.01)
Weighted average basic and diluted
common stock outstanding	112,196,000	99,465,000

See accompanying notes to financial statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(187,000)	$(722,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,000	614,000
Amortization of costs associated with senior convertible notes	170,000	186,000
Gain on settlement of accounts payable, trade	-	(141,000)
Repricing of and modifications to warrants	-	(174,000)
Amortization of restricted common stock, options and warrants
issued for services	6,000	9,000
Change in operating assets and liabilities:
Accounts receivable, trade	(373,000)	(100,000)
Inventory	52,000	84,000
Prepaid expenses and other assets	15,000	(5,000)
Accounts payable, trade	77,000	(139,000)
Accrued and other current liabilities	89,000	162,000
Cash used in continuing activities	(148,000)	(226,000)

Cash flows from investing activities:
Purchases of property, equipment and intangibles	-	(1,000)
Cash used in investing activities	0	(1,000)

Cash flows from financing activities:
Payment on notes payables	-	(117,000)
Cash used in financing activities	-	(117,000)

Net decrease in cash	(148,000)	(344,000)
Cash at beginning of period	192,000	466,000
Cash at end of period	$44,000	$122,000

Supplemental cash flow information

Interest paid	$-	$1,000

See accompanying notes to financial statements.

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Interim Financial Information

We have included the consolidated balance sheet as of March 31, 2006, the consolidated statements of operations for the three months ended March 31, 2006 and 2005, and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005. The consolidated balance sheet as of December 31, 2005 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-KSB, for the year ended December 31, 2005. It is our opinion that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB, for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

Certain amounts in the consolidated financial statements and notes thereto for prior periods have been reclassified to conform to the current period classifications.

Note 2 - Organization and Description of Business

We were incorporated in the state of Nevada on January 22, 2001 under the name Nutritional Systems, Inc. We acquired substantially all of the assets of Vital Living, Inc. effective May 7, 2001 and changed our name to Vital Living, Inc. on May 20, 2001. We then merged with VCM Technology Limited, a company reporting under the Securities Exchange Act of 1934, on August 16, 2001. As set forth in the terms of the merger agreement, we acquired all of the outstanding shares of common stock of VCM from its sole stockholder in exchange for 5,062 shares of restricted common stock. Following the merger, we continued as the surviving corporation and commenced reporting under the Securities Exchange Act of 1934 by assuming the reporting status of VCM, which in turn provided us with the ability to file for quotation on the Over-the-Counter Bulleting Board under the symbol “VTLV”.

Through a series of various acquisition and divestiture activities, we develop and market nutritional supplements and nutraceuticals products for distribution primarily through healthcare practitioners. Through a licensing agreement, we also have certain rights for the use of a pharmaceutical delivery system known as “GEOMATRIX®.” Our principal products currently are GreensFIRST®, Dream Protein™, Red Alert™, and Complete Essentials™.

Going concern

The accompanying consolidated financial statements have been prepared assuming we will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered recurring losses from operations, have a working capital deficit, and have depended on funding from sources other than operations. Since inception, we have been required to raise additional capital by the issuance of both equity and debt securities. We have no commitments from funding sources, debt or equity, in the event that cash flows are not sufficient to fund ongoing operations or other cash commitments as they come due. These factors raise substantial doubt about our ability to continue as a going concern. We may be required to raise additional capital in the near term through offerings of securities to fund our operations and will attempt to continue raise capital if we do not begin to generate revenue sufficient to maintain ourselves as a viable entity. No assurance can be given that such financing will be available or, if available, that it will be available on commercially favorable terms. Moreover, available financing may be dilutive to current stockholders.

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Note 3 - Summary of Significant Accounting Policies

 Principles of consolidation

The consolidated financial statements include Vital Living, Inc. and its wholly owned domestic subsidiaries (collectively, “We”, “Vital Living”, or the “Company”). Consolidated financial statements are financial statements of a parent company and its subsidiaries presented as if the entities were a single economic unit. Although the assets, liabilities, revenues, and expenses of all entities are combined to provide a single set of financial statements, certain eliminations and adjustments are made. These eliminations are necessary to ensure that only arm’s-length transactions between independent parties are reflected in the consolidated statements; transactions between the parent and its’ subsidiaries are eliminated.

Accounting estimates

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

Stock- based compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. Generally, options fully vest immediately and expire 30 days after the employee leaves the company. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. We provide newly issued shares to satisfy stock option exercises. As there were no option awards granted in the three months ended March 31, 2006 and all prior option awards were fully vested prior to January 1, 2006 there was no effect due to the implementation of SFAS 123R in the three month period ended March 31, 2006.

We are subject to reporting requirements of FASB Financial Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation”, which requires a non-cash charge to deferred compensation expense if the price of our common stock on the last trading day of each reporting period is greater than the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the trading price exceeds the exercise price of the options. This accounting treatment changed as of January 1, 2006 due to the implementation of SFAS 123R.

We granted warrants to our CEO in 2003. These warrants were subsequently re-priced. As a result of this re- pricing, during the three months ended March 31, 2005, the award was accounted for as a variable award. Due to a net decline in the trading price of our common stock over the reporting period the variable award adjustment resulted in a reduction in personnel costs of $199,000 for the three months ended March 31, 2005.

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Due the implementation of SFAS No. 123R, the accounting treatment as a variable award has ceased. Therefore, no income or expense as a result of this award has occurred in the three month period ended March 31, 2006 nor will there be any future effect on the results of operations.

Prior to January 1, 2006, we followed Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock-based compensation. Under APB 25, no compensation expense was recognized for stock options since the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after the date of adoption.

FAS 123R requires us to present pro forma information for periods prior to the adoption as if we had accounted for all our employee stock options and performance awards under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options and performance awards at the date of the grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net income and earnings per share for the three month period ended March 31, 2005 as if we had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation.

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to our stock-based employee compensation for the periods indicated:

Three Months Ended
March 31,
2005

Net loss	$(722,000)
Add:
Re-pricing of warrants	(199,000)
Deduct:
Stock-based employee compensation
determined under fair value method for all
awards, net of related tax effects	(89,000)
Net income/(loss) available to common stockholders -
pro forma	$(1,010,000)

Basic and diluted loss per share as reported	$(0.01)
Basic and diluted loss per share pro forma	$(0.01)
Weighted average basic and diluted common
stock outstanding	99,465,000

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Net loss per share

We account for earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share,” which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations. Basic EPS begins with income (loss) applicable to common stockholders (net income (loss) less preferred stock dividends) and is based on the weighted average number of common shares outstanding during each period presented. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. In computing basic net loss per share available to common stockholders, net loss is increased by cumulative dividends on preferred stock when they are declared even if they are not paid. If a class of preferred stock contains dividend rights that are not cumulative, then the amount of the dividend is not considered in determining the net loss available to common stockholders until it is paid. For the purpose of diluted earnings per common share, and only if such calculation results in dilution, preferred stock dividends will not reduce earnings; however, the weighted average common shares outstanding would increase representing the amount of common shares into which such preferred stock is currently convertible. During the periods ended March 31, 2006 and 2005, we reported a net loss from operations; thus, the effects of dilutive securities were anti-dilutive, rendering basic and diluted loss per share the same. Convertible preferred stock, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive. Potentially dilutive securities excluded from the loss per share calculations for the three months ended March 31, 2006, and 2005 are as follows:

	March 31,	March 31,
	2006	2005

Convertible preferred stock	1,000,000	1,500,000
Convertible debt	17,610,000	17,860,000
Warrants	31,580,000	30,455,000
Stock options	15,109,000	11,702,000

	65,299,000	61,517,000

Note 5 - Intangible assets

Intangible assets consisted of the following:

		March 31, 2006
Un-amortizable intangible assets-Goodwill	$3,296,000

Amortizable intangible assets	Gross carrying	Accumulated amortization	Net carrying
	amount	and impairment	amount
Trademarks and patents	$20,000	$(7,000)	$13,000
Total amortizable intangible assets	$20,000	$(7,000)	$13,000

		December 31, 2005
Un-amortizable intangible assets-Goodwill	$3,296,000

Amortizable intangible assets	Gross carrying	Accumulated amortization	Net carrying
	amount	and impairment	amount
Trademarks and patents	$20,000	$(6,000)	$14,000
Total amortizable intangible assets	$20,000	$(6,000)	$14,000

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

As a result of our review, the remaining goodwill was deemed to be fairly stated at March 31, 2006 and December 31, 2005. The goodwill of $3,296,000 is attributable to previous acquisitions as follows:

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

We are in legal proceedings with the previous owners of COF over the re-purchase by them of the COF operations. On May 6th, 2005 Christophers’ Original Formulas, SFMB, Inc., Robert C Scott, Norman Bacala, and Ruth Christopher filed a complaint against Vital Living, Inc., Natures Systems, Inc., James R. Jeppson, Stuart Benson, and Donald Hannah in the Third Judicial District Court for Salt Lake county, State of Utah. The Complaint alleges damages in excess of $400,000 relating to alleged breaches of a Settlement and a Release Agreement dated July 9th, 2004. Vital Living and the other defendants have filed a Motion to Dismiss the action based on a variety of legal theories. The Company and related defendants also intend to vigorously defend against the claims of the plaintiffs. No evaluation presently can be made as to the final outcome of this case or the likelihood or range of potential recover loss, if any, to the company.

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

•
We are obligated to pay Skye royalties equal to 10% of net sales generated from the products, as defined, quarterly in arrears. Through March 31, 2006 we have generated no sales of any products related to the Skye agreement.

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Should we fail to meet the above commitments, product selection and license exclusivity rights will terminate at the end of the respective calendar year without effect on rights attained in prior years. As of March 31, 2006, we had failed to make payments to Skye totaling $750,000 related to the ENI Agreement. We are in process of renegotiating the related terms and payments in order to maintain our rights under the ENI Agreements despite the default.

The ENI Agreements also appointed us as Skye’s exclusive marketing partner to pharmaceutical companies for licensing of all of Skye’s technology in the Chinese Territories, as defined therein. We are eligible to receive 5% of all gross revenues resulting directly from our marketing efforts. Receipt of such royalties is contingent, however, on such revenues reaching or exceeding $1.0 million, or in aggregate $2.0 million, by August 2004 and 2005, respectively. Should these revenue goals not be achieved, our exclusive marketing rights and Sky’s royalty obligation on newly established sales will terminate, except, that royalties on on-going gross revenues resulting directly from our marketing efforts prior to the loss of such rights will continue to be due and payable.

In connection with our 2002 MAF acquisition, we began making payments on a pre-existing SBA loan. We have made no payments of principal or interest against this loan since September 2004. At that time we entered into an agreement to sell the Boulder Bar product line and the purchaser assumed this debt. However, the purchaser has not complied with the terms of the agreement and we are seeking legal remedies. The principal balance of the loan is approximately $398,000 at March 31, 2006 and accrues interest at 8.25%. We have $401,000 included in our in our current liabilities related to this obligation.

Note 7 - Capital Stock

In January 2006 we granted 1,000,000 warrants to purchase common stock at $0.001 per share to Atlas Capital as part of our agreement with them to provide investment banking services to us.

Common Stock Issued for Services and Settlements

In order to fund operating activities, we issue common stock from time to time in lieu of cash in exchange for goods or services.

During January 2006, we issued 65,000 shares valued at $3,000 to our distributors as an inducement to enter a marketing agreement with us.

Common Stock Issued for Interest

During January 2006, we issued 70,000 shares of our common stock in payment of $3,000 interest due for the December 2005 semi-annual interest on our Senior Secured Convertible Notes.

Note 8 - Recent Accounting Pronouncements
In December 2004, the FASB issued a revised Statement 123 (SFAS 123R), “Accounting for Stock-Based Compensation” requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We have adopted this pronouncement effective January 1, 2006.

Note 9 - Other Income

The gain on settlement of accounts payable, trade, for the quarter ended March 31, 2005 of $141,000 resulted from the settlement of certain accounts payable with the issuance of stock in payment of those accounts payable.

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 10 - Concentrations

During the three months ended March 31, 2006 and 2005, one customer was responsible for 78% and 31% of our sales, respectively. The same customer accounted for 76% and 33%, of our trade accounts receivable as of March 31, 2006 and 2005, respectively.

During the three months ended March 31, 2006 and 2005, one vendor supplied all of our products for sale. This vendor accounted for 87% and 79% of our product and materials purchases for the three months ended March 31, 2006 and 2005, respectively.

ITEM 2. Management’s Discussion and Analysis or Plan of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this filing and in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely affect revenues, profitability, cash flows, and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include those set forth in our Form 10-KSB for the year ended December 31, 2005.

Overview

We develop and market nutritional fruit and vegetable supplements, protein supplements, and nutraceuticals products. Through a licensing agreement, we also have certain rights for the use of a pharmaceutical delivery system known as “GEOMATRIX.®” Our principal products currently are GreensFIRST®, Red Alert™, Dream Protein™, and Complete Essentials™. We distribute our products primarily in the following two distribution channels:

•  healthcare practitioners, including physicians, condition specialists, chiropractors, nutritionists, and trainers who promote or prescribe our products;

•  regional nutritional distributors that market our proprietary products and patient selling system directly to healthcare practitioners who utilize our proprietary selling system to market our products directly to consumers.

Results of Operations

Quarter Ended March 31, 2006 Compared with the Quarter Ended March 31, 2005

The following sets forth selected financial data and its percentage of revenue for the comparative three months ended March 31:

	2006		2005		Increase
	Amount	%	Amount	%	(Decrease)%
Revenue, net	$1,333,000	100.0%	$1,262,000	100.0%	$71,000	6.0%
Cost of goods sold	618,000	46.0%	671,000	53.0%	(53,000)	-8.0%
Gross profit	715,000	54.0%	591,000	47.0%	124,000	21.0%
Administrative expenses
Salaries and benefits	169,000	13.0%	131,000	10.0%	38,000	29.0%
Professional and consulting fees	140,000	11.0%	102,000	8.0%	38,000	37.0%
Selling, general and administrative	271,000	20.0%	256,000	20.0%	15,000	6.0%
Research and development	22,000	2.0%	30,000	2.0%	(8,000)	-27.0%
Depreciation and amortization	3,000	0.0%	614,000	49.0%	(611,000)	-100.0%
Total	605,000	46.0%	1,133,000	89.0%	(528,000)	-47.0%
Net gain (loss) from operations	110,000	8.0%	(542,000)	-42.0%	652,000	-120.0%
Other income (expense)
Interest expense (net)	(297,000)	-22.0%	(321,000)	-25.0%	24,000	-7.0%
Gain on settlement
of accounts payable	-	0.0%	141,000	11.0%	(141,000)	-100.0%
Net loss	$(187,000)	-14.0%	$(722,000)	-57.0%	$535,000	-74.0%

Revenue, net:

Revenue for the quarter ended March 31, 2006 was $1,333,000 compared with $1,262,000 for the quarter ended March 31, 2005, an increase of $71,000. This increase was primarily attributable to comparative revenue growth in Red Alert product which was introduced in June 2005 and our Dream Protein™ product which increased 7% over last year. The increase was partially offset by enhancements in our product distributions system.

Cost of Goods Sold and Gross Profit:

Cost of goods sold for the quarter ended March 31, 2006 was $618,000 compared with $671,000 for the quarter ended March 31, 2005, a decrease of $53,000. This decrease is the result of expense management efforts implemented in 2005 resulting in the elimination of warehousing, fulfillment, and distribution costs along with overall per unit reduced cost of materials. Our gross margin in the quarters ended March 31, 2006 and 2005 was 54% and 47%, respectively.

Administrative Expenses:

Salaries and benefits for the quarter ended March 31, 2006 was $169,000 compared with $131,000 for the quarter ended March 31, 2005. This increase of $38,000 is the result of a $161,000 reduction in salaries expense due to cost reduction programs implemented in 2005 offset by a credit in the three months ended March 31, 2005 of $199,000 related to the re-pricing of warrants in accordance with Financial Interpretation (“FIN”) No. 44.

Professional and consulting fees were $140,000 for the quarter ended March 31, 2006 compared with $102,000 for the quarter ended March 31, 2005, an increase of $43,000. This increase was primarily due to higher fees for accounting and legal services.

Selling, general and administrative expenses for the quarter ended March 31, 2006 were $271,000 compared with $256,000 for the quarter ended March 31, 2005, an increase of $15,000. The increase resulted from the combined effects of our productivity enhancements that resulted in reduced staff, consolidated operations, the out-sourcing of certain functions, and focus on cost containment and expense management offset by a $23,000 charge for product development.

Research and development costs are expensed as incurred and totaled $22,000 for the quarter ended March 31, 2006 compared with $30,000 for the quarter ended March 31, 2005, an decrease of $8,000. The decrease was due to the winding down of certain consulting agreements offset by a $22,000 charge for product development costs for our DFN subsidiary.

Depreciation and amortization expense for the quarter ended March 31, 2006 was $3,000 compared with $614,000 for the quarter ended March 31, 2005, a decrease of $611,000. The decrease was primarily attributable to the 2005 decision to impair the remaining un-amortized intangible balances related to the GEOMATRIX® licensing agreement acquired in connection with the ENI acquisition.

Other Income (Expense):

Interest expenses (net) for the quarter ended March 31, 2006 was $297,000 compared to $321,000 for the quarter ended March 31, 2005. This reduction of $24,000 is the result of the conversion of certain of the Senior Secured Convertible notes to common stock.

The gain on settlement of accounts payable for the quarter ended March 31, 2006 was $0 compared with $141,000 for the quarter ended March 31, 2005 a decrease of $141,000. This decrease resulted from the gain on the settlement of certain accounts payable during the first quarter of 2005.

Net Loss :

Our net loss for the quarter ended March 31, 2006 was $187,000 compared with $722,000 for the quarter ended March 31, 2005, a decrease of $535,000. The decline resulted from the combination of a $124,000, or 21%, quarterly comparative growth, in our gross margins during the first quarter of 2006, a $611,000 reduction of depreciation and amortization expense, offset by a net $83,000 increase in: salaries, professional fees, selling, general, and administrative, and research and development costs, reflecting the growth over the prior quarter, a reduction of interest expense of $24,000, offset by a $141,000 gain on the settlement of certain accounts payable in the quarter ended March 31, 2005.

Adjusted Earning Before Interest, Taxes, Deprecation and Amortization

We have calculated our Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), which also excludes the effects of the re-pricing of the variable rate warrants. Additionally, the table set forth below presents the Adjusted EBITDA which we believe to be the most directly comparable GAAP financial measure. We utilize this financial metric to manage and analyze our current operations. This measure gives us a sense of our current operations which excludes all material non-cash charges.

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

	Three Months Ended
	March 31,
	2006	2005

Net Loss	$(187,000)	$(722,000)

Interest	297,000	321,000
Amortization of intangibles	1,000	607,000
Amortization of stock and options
issued for services	-	9,000
Depreciation	2,000	7,000
Impairment of intangible assets	-	-
Total non-cash adjustments	300,000	944,000

EBITDA	113,000	222,000

Option Re-pricing	-	(199,000)

Adjusted EBITDA	$113,000	$23,000

Liquidity and Capital Resources:

At March 31, 2006, we had cash of $44,000.

Cash flows used in operating activities was $148,000 and $226,000 during the three months ended March 31, 2006 and 2005, respectively, The $78,000 decrease in the three months ended March 31, 2006 resulted from our on-going cost containment and expense management program combined with the effects of the consolidation of our operations into our Phoenix, Arizona offices.

Cash flows used in investing activities were $0 during the three months ended March 31, 2006 compared with cash flows used of $1,000 during the three months ended March 31, 2005. The net decrease resulted from our initiative to centralize our operations in Phoenix, which resulted in the decreased requirement to purchase fixed assets.

Cash flows used in financing activities were $0 and $117,000 during the three months ended March 31, 2006 and 2005, respectively. This decrease is the result of the payment of $117,000 in the three months ended March 31, 2005 of certain accounts payable recorded as short term notes.

We expect to fund our on-going business activities from the cash generated through continuing operations.

Going concern

The accompanying consolidated financial statements have been prepared assuming we will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered recurring losses from operations, have a working capital deficit, and have depended on funding from sources other than operations. Since inception, we have been required to raise additional capital by the issuance of both equity and debt instruments. We have no commitments from funding sources, debt or equity, in the event that cash flows are not sufficient to fund ongoing operations or other cash commitments as they come due. These factors raise substantial doubt about our ability to continue as a going concern. We may be required to raise additional capital in the near term through offerings of securities to fund operations and will attempt to continue to raise capital if we do not begin to generate sufficient funds to maintain ourselves as a viable entity. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to current stockholders.

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

As we have had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at March 31, 2006 and December 31, 2005.

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

ITEM 3. Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are in legal proceedings with the previous owners of COF over the re-purchase by them of the COF operations. On May 6th, 2005 Christophers’ Original Formulas, SFMB, Inc., Robert C Scott, Norman Bacala, and Ruth Christopher filed a complaint against Vital Living, Inc., Natures Systems, Inc., James R. Jeppson, Stuart Benson, and Donald Hannah in the Third Judicial District Court for Salt Lake county, State of Utah. The Complaint alleges damages in excess of $400,000 relating to alleged breaches of a Settlement and a Release Agreement dated July 9th, 2004. Vital Living and the other defendants have filed a Motion to Dismiss the action based on a variety of legal theories. The Company and related defendants also intend to vigorously defend against the claims of the plaintiffs. No evaluation presently can be made as to the final outcome of this case or the likelihood or range of potential recover loss, if any, to the company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price Afforded To Purchasers	Exemption from Registrations Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion
1/9/06	Common Stock	70,449	Common Stock issued as interest payment of $3,000.	4(2)	N/A
1/10/06	Common Stock	25,000	Common Stock with a value of $1,000 issued to a distributor as an inducement to enter a marketing agreement.	4(2)	N/A
1/25/06	Common Stock	40,000	Common Stock with a value of $2,000 issued to a distributor as an inducement to enter a marketing agreement.	4(2)	N/A

ITEM 3. Exhibits.

(1)	Exhibits filed as part of this Report:

Exhibit No.	Description	Page
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under Section 13a-14 of the Securities Exchange Act	19
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under Section 13a-14 of the Securities Exchange Act	20
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	21
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2006

By:	/s/ Stuart A. Benson
Stuart A. Benson, Chief Executive Officer (Principle Executive Officer)

By:	/s/ Gregg A. Linn
Gregg A. Linn, Chief Financial Officer (Principle Financial and Accounting Officer