Form 10QSB
period 2006-06-30
VITAL LIVING INC
filed 2006-08-14
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______
Commission file number 000-33211

VITAL LIVING, INC

(Exact name of small business issuer as specified in its charter)

Nevada	88-0485596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5080 North 40th Street, Suite 105, Phoenix, Arizona 85018

(Address of principal executive offices)

(602) 952-9909

(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

State the number of shares outstanding of each of the registrant’s classes of common equity as of the latest practical date:

As of August 14, 2006, there were 138,214,999 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Reg. 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$66,000	$192,000
Accounts receivable, trade; net of allowance for doubtfull
accounts of $53,000, each period	1,001,000	488,000
Inventory, net of reserve of $360,000, each period	47,000	111,000
Prepaid expenses and other current assets	68,000	61,000
Total Current Assets	1,182,000	852,000

Other Assets:
Deferred debt issuance costs, net of accumulated
amortization of $539,000 and $446,000, respectively	446,000	539,000
Property and equipment, net	23,000	27,000
Goodwill	3,296,000	3,296,000
Other intangibles, net	13,000	14,000
Other non-current assets	15,000	36,000
Total other assets	3,793,000	3,912,000
Total assets	$4,975,000	$4,764,000

Liabilities and Stockholders Equity (Deficit):
Current liabilities:
Accounts payable, trade	$1,095,000	$1,103,000
Research and development	-	750,000
Accrued and other currrent liabilities	216,000	221,000
Notes payable	401,000	401,000
Total current liabilities	1,712,000	2,475,000

Long-term debt, net of debt discount of $1,195,000 and $1,442,000, respectively	3,031,000	2,784,000
Total liabilities	$4,743,000	$5,259,000

Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred Stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock, Series C, $0.001 par value, 3,000,000 shares authorized:
0 and 500,000 shares issued and outstanding	$-	$-
Preferred stock, Series D, $0.001 par value, 1,000,000 shares authorized:
1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 150,000,000 shares authorized:
138,639,000 and 112,973,000 shares issued, respectively
138,215,000 and 112,549,000 shares outstanding, respectively	138,000	112,000
Additional paid-in capital - common	88,386,000	87,899,000
Stock, options, and warrants - unamortized	(609,000)	(609,000)
Treasury stock, 424,000 shares at cost	(72,000)	(72,000)
Accumulated other comprehensive income	(49,000)	(49,000)
Retained deficit	(87,563,000)	(87,777,000)
Total stockholders' Equity (Deficit)	232,000	(495,000)
Total Liabilities and Stockholders' equity	$4,975,000	$4,764,000

See accompnaying notes to financial statements

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue, net	$1,349,000	$1,509,000	$2,681,000	$2,770,000
Cost of goods sold	605,000	682,000	1,223,000	1,352,000
Gross profit	744,000	827,000	1,458,000	1,418,000
Administrative expenses
Salaries and benefits	161,000	(88,000)	330,000	42,000
Professional and consulting fees	130,000	275,000	270,000	377,000
Selling, general and administrative	235,000	112,000	506,000	368,000
Research and development	79,000	20,000	101,000	50,000
Depreciation and amortization	3,000	615,000	5,000	1,229,000
Total administrative expenses	608,000	934,000	1,212,000	2,066,000
Net income (loss) from operations	136,000	(107,000)	246,000	(648,000)
Other income (expense)
Interest expense (net)	(297,000)	(322,000)	(594,000)	(643,000)
Gain on exchange of common stock
for accrued liability	500,000	-	500,000	-
Gain on settlement of accounts payable	62,000	-	62,000	141,000
Net income (loss)	$401,000	$(429,000)	$214,000	$(1,150,000)

Preferred stock dividend	-	(63,000)	-	(125,000)
Net income (loss) available to common stockholders	$401,000	$(492,000)	$214,000	$(1,275,000)

Basic and fully diluted earnings (loss) per share
Basic earnings and (loss) per share
available to common stockholders	$0.00	$(0.00)	$0.00	$(0.01)
Fully diluted earnings and (loss) per share
available to common stockholders	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average basic
common stock outstanding	116,528,000	101,387,000	113,276,000	99,720,000
Weighted average fully diluted
common stock outstanding	130,982,000	101,387,000	126,512,000	99,720,000

See accompanying notes to financial statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income or loss	$214,000	$(1,150,000)
Adjustments to reconcile net income or loss to net cash used in operations
Depreciation and amortization	5,000	1,229,000
Amortization of costs associated with senior convertible notes	340,000	373,000
Gain on exchange of common stock for research and development	(500,000)	-
Issuance of common stock in payment of accounts payable, trade	-	(141,000)
Re-pricing and modifications to warrants	-	(498,000)
Amortization of restricted common stock, options, and warrants
issued for services	6,000	102,000
Change in operating assets and liabilites:
Accounts receivable, trade	(513,000)	(282,000)
Inventory	64,000	38,000
Pre-paid expenses and other assets	14,000	(19,000)
Accounts payable, trade	(8,000)	(187,000)
Accrued and other current liabilities	252,000	208,000
Cash used in operations	$(126,000)	$(327,000)

Cash flows from investing activities:
Purchase of property, equipment, and intangibles	$-	$(2,000)
Cash used in investing activities	$-	$(2,000)

Cash flows form financing activities:	$-	$-

Net decrease in cash	$(126,000)	$(329,000)
Cash at beginning of period	192,000	466,000
Cash at end of period	$66,000	$137,000

Supplemental cash flow information

Interest paid	$2,000	$2,000

Non-cash financing activities
Issuance of common stock for services, settlements and interest	$-	$141,000
Re-pricing of and amendments to options and warrants	$-	$498,000

See accompanying notes to financial statements

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Interim Financial Information

We have included the consolidated balance sheet as of June 30, 2006, the consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005. The consolidated balance sheet as of December 31, 2005 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. It is our opinion that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

Certain amounts in the consolidated financial statements and notes thereto for prior periods have been reclassified to conform to the current period classifications.

Note 2 - Organization and Description of Business

We were incorporated in the state of Nevada on January 22, 2001 under the name Nutritional Systems, Inc. We acquired substantially all of the assets of Vital Living, Inc. effective May 7, 2001 and changed our name to Vital Living, Inc. on May 20, 2001. We then merged with VCM Technology Limited (“VCM”), a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on August 16, 2001. As set forth in the terms of the merger agreement, we acquired all of the outstanding shares of common stock of VCM from its sole stockholder in exchange for 5,062 shares of our restricted common stock. Following the merger, we continued as the surviving corporation and commenced reporting under the Exchange Act by assuming the reporting status of VCM, which in turn provided us with the ability to file for quotation on the Over-the-Counter Bulleting Board under the symbol “VTLV”.

Through a series of various acquisition and divestiture activities, we develop and market nutritional supplements and nutraceutical products for distribution primarily through healthcare practitioners. Through a licensing agreement, we also have certain rights for the use of a pharmaceutical delivery system known as “GEOMATRIX®.” Our principal products currently are GreensFIRST®, Dream Protein™, Red Alert™, JointFIRST™, and Complete Essentials™.

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

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

We are continually improving, acquiring, or developing additional products for sale to generate incremental revenue that may further enhance our operations, as well as continuing the ongoing process of creating additional cost synergies and operating efficiencies. If successful, these actions will serve to mitigate the factors that have raised doubt about our ability to continue as a going concern and increase the availability of resources for funding of our current operations and future market development. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

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

Stock- based compensation

As of June 30, 2006, the Company had one stock based employee compensation plan. The plan provides for the granting of awards in the form of incentive and nonqualified stock options, or other stock-based awards to employees, directors, and independent contractors who provide valuable service to the Company. As of June 30, 2006, the Company had granted nonqualified stock options. Options are granted at the market price of our common stock on the date the grant is approved by the Compensation Committee and have three year terms. The stock options for directors, executive officers, and employees vest immediately and expired 30 days after the employee leaves the company. At June 30, 2006 8,786,000 shares of the Company’s registered common stock were available for grant under the plan.

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensations (“SFAS 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award.. As there were no option awards granted in the three and six months ended June 30, 2006 and all prior option awards were fully vested prior to January 1, 2006 there was no effect due to the implementation of SFAS 123R in the three and six month ended June 30, 2006.

The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at June 30, 2006 was 2.5 years and $0.00.

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2006, $0 of compensation cost related to unvested stock options is expected to be recognized.

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

We granted warrants to our CEO in 2003. These warrants were subsequently re-priced. As a result of this re-pricing during the three and six months ended June 30, 2005, the award was accounted for as a variable award. Due to a net decline in the trading price of our common stock over the reporting period, the variable award adjustment resulted in a reduction in personnel costs of $199,000 and $498,000 for the three and six months ended March 31, 2005 and June 30, 2005, respectively.

Due the implementation of SFAS 123R the accounting treatment as a variable award has ceased. Therefore, no income or expense as a result of this award has occurred in the three and six month periods ended June 30, 2006 nor will there be any future effect on the results of operations.

SFAS 123R requires us to present pro forma information for periods prior to its’ adoption as if we had accounted for all our employee stock options and performance awards under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options and performance awards at the date of the grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net income and earnings per share for the three and six months periods ended March 31 and June 30, 2005, as if we had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation:

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to our stock-based employee compensation for the periods indicated:

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended	Three Months Ended
	June 30,	March 31,
	2005	2005

Net loss	$(1,150,000)	$(722,000)
Add:
Re-pricing of warrants	(498,000)	(199,000)
Deduct:
Stock-based employee compensation
determined under fair value method for all
awards, net of related tax effects	(101,000)	(89,000)
Net income/(loss) available to common stockholders -
pro forma	$(1,749,000)	$(1,010,000)

Basic and diluted loss per share as reported	$(0.02)	$(0.01)
Basic and diluted loss per share pro forma	$(0.02)	$(0.01)
Weighted average basic and diluted common
stock outstanding	101,387,000	99,465,000

Net income (loss) per share

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

During the three and six months ended June 30, 2005, we reported a net loss from operations; thus, the effects of dilutive securities were anti-dilutive, rendering basic and diluted loss per share the same. Convertible preferred stock, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive. Potentially dilutive securities excluded from the income or loss per share calculations for the three and six months ended June 30, 2006, and June 30, 2005 are as follows:

	June 30,	June 30,
	2006	2005

Convertible preferred stock	-	1,500,000
Convertible debt	-	17,860,000
Warrants	25,630,000	30,455,000
Stock options	15,109,000	11,702,000
Total	40,739,000	61,517,000

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Diluted EPS is calculated as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Net income available to common shareholders	$401,000	$214,000
Adjustments for the effect of the conversion
of dilutive secuities:
Add: Interest on Senior Secured Convertible Notes	297,000	593,000
Deduct:
Defrerred Debt Issue Costs	(493,000)	(539,000)
Senior Secured Convertible Notes Debt Discount	(1,319,000)	(1,442,000)
Adjusted net income (loss) available to common shareholders	$(1,114,000)	$(1,174,000)

Diluted weighted average shares outstanding	130,982,000	126,512,000

Diluted Earnings Per Share	$(0.01)	$(0.01)

Note 5 - Intangible Assets

Intangible assets consisted of the following:

	June 30, 2006
Un-amortizable intangible assets-Goodwill	$3,296,000

Amortizable intangible assets	Gross carrying	Accumulated amortization and impairment	Net carrying amount
Trademarks and patents	$20,000	$(7,000)	$13,000
Total amortizable intangible assets	$20,000	$(7,000)	$13,000

	December 31, 2005
Un-amortizable intangible assets-Goodwill	$3,296,000

Amortizable intangible assets	Gross carrying	Accumulated amortization and impairment	Net carrying amount
Trademarks and patents	$20,000	$(6,000)	$14,000
Total amortizable intangible assets	$20,000	$(6,000)	$14,000

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

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

As a result of our review, the remaining goodwill was deemed to be fairly stated at June 30, 2006 and December 31, 2005. The goodwill of $3,296,000 is attributable to previous acquisitions as follows:

DFN	$2,421,000
WWS	875,000

Total	$3,296,000

Note 6 - Commitments and Contingencies

From time to time, we are party to a variety of legal proceedings arising out of the normal course of business, including cases in which damages may be sought. We believe we have a valid defense for and are vigorously defending any pending litigation. While the results of litigation cannot be predicted with certainty, we do not believe that the outcome of these proceedings will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We are in legal proceedings with the previous owners of Christophers’ Original Formulas, SFMB, Inc. (“COF”) over the re-purchase by them of the COF operations. On May 6th, 2005 COF, Robert C Scott, Norman Bacala, and Ruth Christopher filed a complaint against Vital Living, Inc., Natures Systems, Inc., James R. Jeppson, Stuart Benson, and Donald Hannah in the Third Judicial District Court for Salt Lake county, State of Utah. The Complaint alleges damages in excess of $400,000 relating to alleged breaches of a Settlement and Release Agreement dated July 9th, 2004. We and the other defendants have filed a motion to dismiss the action based on a variety of legal theories. We and the other defendants also intend to vigorously defend against the claims of the plaintiffs. No evaluation presently can be made as to the final outcome of this case or the likelihood or range of potential recovery of loss, if any.

In connection with our 2002 MAF acquisition, we began making payments on a pre-existing SBA loan. We have made no payments of principal or interest against this loan since September 2004. At that time we entered into an agreement to sell the Boulder Bar product line and the purchaser assumed this debt. However, the purchaser has not complied with the terms of the agreement and we are seeking legal remedies to enforce the terms of the sale. The principal balance of the loan is approximately $398,000 at June 30, 2006 and accrues interest at 8.25%. We have $401,000 included in our in our current liabilities related to this obligation.

In connection with the E-Nutraceuticals, Inc. (“ENI”) acquisition, we acquired certain rights to SkyePharma PLC’s (“Skye”) GEOMATRIX® drug-delivery technology. In conjunction with the ENI acquisition we incurred $1.0 million in research and development liabilities, of which $750,000 remained un-paid. In June, 2006 we exchanged 12,500,000 shares of our common stock for the $750,000 liability.

Note 7 - Capital Stock

During January 2006 we granted 1,000,000 warrants to purchase common stock at $0.001 per share to Atlas Capital as part of our agreement with them to provide investment banking services to us.

Common Stock Issued for Services and Settlements

In order to fund operating activities, we issue common stock from time to time in lieu of cash in exchange for goods or services.

During January 2006, we issued 65,000 shares of our common stock valued at $3,000 to several of our distributors as an inducement to enter into a long term marketing agreements with us.

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

During May 2006, we issued 30,000 shares valued at $600 to a distributor as an inducement to enter into a marketing agreement with us.

Common Stock Issued for Interest

During January 2006, we issued 70,000 shares of our common stock in payment of $3,000 of interest due for the December 2005 semi-annual interest on our Senior Secured Convertible Notes.

During June 2006, we issued 13,424,322 shares of our common stock in payment of $256,404 of interest due for the June 2006 semi-annual interest on our Senior Secured Convertible Notes.

Common Stock Issued in Exchange for Research and Development Liability

During June 2006, we issued 12,500,000 shares of our common stock valued at $250,000 as payment for the $750,000 liability for research and development due to SkyePharma.

Note 8 - Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R which requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on fair value at the date of grant. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We have adopted this pronouncement effective January 1, 2006.

Note 9 - Other Income

The gain on settlement of accounts payable, trade, of $62,000 for the six months ended June 30, 2006 resulted from the settlement of certain accounts payable in cash for less than the original amount. The gain on settlement of accounts payable, trade, of $141,000 for the six months ended June 30, 2005 resulted from the issuance of 318,750 shares of our common stock valued at $35,000 in payment of an accounts payable of $176,000.

The gain on the resolution of the research and development liability resulted of $500,000 resulted from the exchange of 12,500,000 shares of our common stock valued at $250,000 for the $750,000 liability to SkyePharma.

Note 10 - Concentrations

During the six months ended June 30, 2006 and 2005, one customer was responsible for 83% and 39% of our sales, respectively. The same customer accounted for 93% and 49% of our trade accounts receivable as of June 30, 2006 and 2005, respectively.

During the six months ended June 30, 2006 and 2005, two vendors supplied a majority of our products for sale. One of these vendors accounted for 76% and 80% of our product and materials purchases for the six months ended June 30, 2006 and 2005, respectively.

Note 11 - Related Party Transactions

During June 2006, VTLV LLC, an entity jointly controlled by our CEO/President and our COO/CFO or their assigns, purchased $1.0 million of our Senior Secured Notes and 1.0 million shares of our Preferred Stock from an existing stockholder. Prior to this purchase, in June 2006, our Board of Directors determined that we did not have the necessary resources to fund the purchases of these securities and allowed our CEO/President and COO/CFO to acquire these securities.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this filing and in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this report, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely affect revenues, profitability, cash flows, and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include those set forth in our Form 10-KSB for the year ended December 31, 2005.

Overview

We develop and market nutritional fruit and vegetable supplements, protein supplements, and nutraceuticals products. Through a licensing agreement, we also have certain rights for the use of a pharmaceutical delivery system known as “GEOMATRIX®”. Our principal products currently are GreensFIRST®, Red Alert™, Dream Protein™, JointFIRST™ and Complete Essentials™. We distribute our products primarily in the following two distribution channels:

•  healthcare practitioners, including physicians, condition specialists, chiropractors, nutritionists, and trainers who promote or prescribe our products, and

•  regional nutritional distributors that market our proprietary products and patient selling system directly to healthcare practitioners who utilize our proprietary selling system to market our products directly to consumers.

Results of Operations

Quarter Ended June 30, 2006 Compared with the Quarter Ended June 30, 2005

The following sets forth selected financial data and its percentage of revenue for the comparative three months ended June 30:

	2006		2005		Increase
	Amount	%	Amount	%	(Decrease)%
Revenue, net	$1,349,000	100.0%	$1,509,000	100.0%	$(160,000)	-11.0%
Cost of goods sold	605,000	45.0%	682,000	45.0%	(77,000)	-11.0%
Gross profit	744,000	55.0%	827,000	55.0%	(83,000)	-10.0%
Administrative expenses
Salaries and benefits	161,000	12.0%	(88,000)	-6.0%	249,000	-283.0%
Professional and consulting fees	130,000	10.0%	275,000	18.0%	(145,000)	-53.0%
Selling, general and administrative	235,000	17.0%	112,000	7.0%	123,000	110.0%
Research and development	79,000	6.0%	20,000	1.0%	59,000	295.0%
Depreciation and amortization	3,000	0.0%	615,000	41.0%	(612,000)	-100.0%
Total administrative expenses	608,000	45.0%	934,000	61.0%	(326,000)	-35.0%
Net income (loss) from operations	136,000	10.0%	(107,000)	-6.0%	243,000	-227.0%
Other income (expense)
Interest expense (net)	(297,000)	-22.0%	(322,000)	-21.0%	25,000	-8.0%
Gain on exhange of common stock
for research and development	500,000	37.0%	-	0.0%	500,000	100.0%
Gain on settlement
of accounts payable	62,000	5.0%	-	0.0%	62,000	100.0%
Net Income (loss)	$401,000	30.0%	$(429,000)	-28.0%	$830,000	-193.0%

Revenue, net:

Revenue for the quarter ended June 30, 2006 was $1,349,000 compared with $1,509,000 for the quarter ended June 30, 2005, a decrease of $160,000. This decrease was primarily attributable the failure of our contract manufacturer to deliver over $300,000 of orders for GreensFIRST® and Dream Protein™, which was offset by $225,000 of sales of our new product, JointFIRST™.

Cost of Goods Sold and Gross Profit:

Cost of goods sold for the quarter ended June 30, 2006 was $605,000 compared with $682,000 for the quarter ended June 30, 2005, a decrease of $77,000. This decrease reflects the decrease in sales for the quarter ended June 30, 2006 compared to 2005. Our gross margin in the quarters ended June 30, 2006 and 2005 was 55% in both periods.

Administrative Expenses:

Salaries and benefits for the quarter ended June 30, 2006 was $161,000 compared with a credit of $88,000 for the quarter ended June 30, 2005. This increase of $249,000 is the result of a $387,000 reduction in salaries expense due to cost reduction programs implemented in 2005 offset by a credit in the three months ended June 30, 2005 of $298,000 related to the re-pricing of warrants in accordance with FIN No. 44.

Professional and consulting fees were $130,000 for the quarter ended June 30, 2006 compared with $275,000 for the quarter ended June 30, 2005, a decrease of $145,000. This decrease was primarily due to efforts to contain costs and expense management programs instituted in 2005.

Selling, general and administrative expenses for the quarter ended June 30, 2006 were $235,000 compared with $112,000 for the quarter ended June 30, 2005, an increase of $123,000. The increase resulted from higher expenditures for marketing of $74,000, increased freight costs of $27,000 and travel of $8,000.

Research and development costs are expensed as incurred and totaled $79,000 for the quarter ended June 30, 2006 compared with $20,000 for the quarter ended June 30, 2005, an increase of $59,000. This increase was due to higher expenditures for the development of new products.

Depreciation and amortization expense for the quarter ended June 30, 2006 was $3,000 compared with $615,000 for the quarter ended June 30, 2005, a decrease of $612,000. The decrease was primarily attributable to the 2005 decision to impair the remaining un-amortized intangible balances related to the GEOMATRIX® licensing agreement acquired in connection with the ENI acquisition.

Other Income (Expense):

Interest expenses (net) for the quarter ended June 30, 2006 was $297,000 compared to $322,000 for the quarter ended June 30, 2005. This decrease of $25,000 is the result of the conversion of certain of the Senior Secured Convertible notes to common stock during 2005.

The gain on the exchange of common stock for research and development was $500,000 and $0 for the three months ended June 30, 2006 and 2005, respectively. This gain resulted from the issuance of 12,500,000 of our common stock valued at $250,000 as payment of the $750,000 obligation to SkyePharma for research and development.

The gain on settlement of accounts payable for the three months ended June 30, 2006 was $62,000 compared with $0 for the three months ended June 30, 2005, an increase of $62,000. This increase resulted from the settlement of certain accounts payable during the second quarter of 2006 for less than the original amounts.

Net Income or Loss :

Our net income for the quarter ended June 30, 2006 was $401,000 compared with a $429,000 loss for the quarter ended June 30, 2005, an increase of $830,000. The increase resulted from the combination of a $500,000 gain on the issuance of our common stock, a $612,000 reduction of depreciation and amortization expense, a net reduction of $50,000 in salaries and benefits, a gain of $62,000 on the settlement of certain accounts payable, and a reduction of professional fees of $145,000, offset by an $83,000 decrease in our gross profit, an increase of $123,000 in selling, general, and administrative expenses , and an increase of $59,000 in research and development costs.

Six Months Ended June 30, 2006 Compared with the Six Months Ended June 30, 2005

The following sets forth selected financial data and its percentage of revenue for the comparative six months ended June 30:

	2006		2005		Increase	%
	Amount%	%	Amount%	%	(Decrease)	Change
Revenue, net	$2,681,000	100.0%	$2,770,000	100.0%	$(89,000)	-3.0%
Cost of goods sold	1,223,000	46.0%	1,352,000	49.0%	(129,000)	-10.0%
Gross profit	1,458,000	54.0%	1,418,000	51.0%	40,000	3.0%
Administrative expenses
Salaries and benefits	330,000	12.0%	42,000	2.0%	288,000	686.0%
Professional and consulting fees	270,000	10.0%	376,000	14.0%	(106,000)	-28.0%
Selling, general and administrative	506,000	19.0%	369,000	13.0%	137,000	37.0%
Research and development	101,000	4.0%	50,000	2.0%	51,000	102.0%
Depreciation and amortization	5,000	0.0%	1,229,000	44.0%	(1,224,000)	-100.0%
Total administrative expenses	1,212,000	45.0%	2,066,000	75.0%	(854,000)	-41.0%
Net income (loss) from operations	246,000	9.0%	(648,000)	-24.0%	894,000	-138.0%
Other income (expense)
Interest expense (net)	(594,000)	-22.0%	(643,000)	-23.0%	49,000	-8.0%
Gain on issuance of common
stock for research and development	500,000	19.0%	-	0.0%	500,000	100.0%
Gain on settlement
of accounts payable	62,000	2.0%	141,000	5.0%	(79,000)	-56.0%
Net Income (loss)	$214,000	8.0%	$(1,150,000)	-42.0%	$1,364,000	-119.0%

Revenue, net:

Revenue for the six months ended June 30, 2006 was $2,681,000 compared with $2,770,000 for the six months ended June 30, 2005, a decrease of $89,000. This decrease was primarily attributable to the failure of our contract manufacturer to deliver over $300,000 in orders for GreensFIRST® and Dream Protein™ during the second quarter, which was offset by the sales of $225,000 of our new product, JointFIRST™.

Cost of Goods Sold and Gross Profit:

Cost of goods sold for the six months ended June 30, 2006 was $1,223,000 compared with $1,352,000 for the six months ended June 30, 2005, a decrease of $129,000. This decrease reflects the lower sales figure for the six month period offset by an $80,000 savings due to expense management efforts implemented in 2005 resulting in the elimination of warehousing, fulfillment, and distribution costs along with overall per unit reduced cost of materials. Our gross margin for the six months ended June 30, 2006 and 2005 was 54% and 51%, respectively.

Administrative Expenses:

Salaries and benefits for the six months ended June 30, 2006 was $330,000 compared with $42,000 for the six months ended June 30, 2005. This increase of $288,000 is the result of a $210,000 reduction in salaries expense due to cost reduction programs implemented in 2005 offset by a $498,000 credit in the six months ended June 30, 2005 related to the re-pricing of warrants in accordance with FIN No. 44.

Professional and consulting fees were $270,000 for the six months ended June 30, 2006 compared with $376,000 for the six months ended June 30, 2005, a decrease of $106,000. This decrease was primarily due to cost management programs initiate in 2005.

Selling, general and administrative expenses for the six months ended June 30, 2006 were $506,000 compared with $369,000 for the six months ended June 30, 2005, an increase of $137,000. The increase resulted from an increase of $107,000 in marketing expenses, and a $61,000 increase in travel costs, offset by a $31,000 in savings from other general and administrative expenses.

Research and development costs are expensed as incurred and totaled $101,000 for the six months ended June 30, 2006 compared with $50,000 for the six months ended June 30, 2005, an increase of $51,000. The increase was due to higher expenditures for the development of new products.

Depreciation and amortization expense for the six months ended June 30, 2006 was $5,000 compared with $1,229,000 for the six months ended June 30, 2005, a decrease of $1,224,000. The decrease was primarily attributable to the 2005 decision to impair the remaining un-amortized intangible balances related to the GEOMATRIX® licensing agreement acquired in connection with the ENI acquisition.

Other Income (Expense):

Interest expenses (net) for the six months ended June 30, 2006 was $594,000 compared to $643,000 for the six months ended June 30, 2005. This reduction of $49,000 is the result of the conversion of certain of the Senior Secured Convertible notes to common stock during 2005.

The gain on the exchange of common stock for research and development was $500,000 and $0 for the six months ended June 30, 2006 and 2005, respectively. This gain resulted from the issuance of 12,500,000 of our common stock valued at $250,000 as payment of the $750,000 obligation to SkyePharma for research and development.

The gain on settlement of accounts payable for the six months ended June 30, 2006 was $62,000 compared with $141,000 for the six months ended June 30, 2005, a decrease of $79,000. This decrease resulted from the gain on the settlement of certain accounts payable during the six months ended June 30, 2006 and 2005.

Net Income (Loss) :

Our net income for the six months ended June 30, 2006 was $214,000 compared with a $1,150,000 loss for the six months ended June 30, 2005, an increase of $1,364,000. This increase resulted from a $40,000 improvement in gross profit, the $500,000 gain on the issuance of common stock, the $1,224,000 reduction of depreciation and amortization expense, a net reduction of $210,000 in salaries and benefits, a savings of $106,000 in professional and consulting fees, and a reduction of interest expense by $49,000, offset by a $137,000 increase in selling, general, and administrative expenses and a $79,000 reduction in gains from the settlement of various accounts payable.

Adjusted Earning Before Interest, Taxes, Deprecation and Amortization

We have calculated our Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), which also excludes the effects of the re-pricing of the variable rate warrants. Additionally, the table set forth below presents the Adjusted EBITDA, which we believe to be the most directly comparable GAAP financial measure. We utilize this financial metric to manage and analyze our current operations. This measure gives us a sense of our current operations, which excludes all material non-cash charges.

Adjusted EBITDA is not a measure of performance recognized under GAAP. However, it is presented because we believe Adjusted EBITDA is a useful measurement and indicator in evaluating our operating performance, as it represents our combined results excluding the impact of non-cash expenses and items not directly tied to our recurring core operations of our business. Adjusted EBITDA is not a financial measure determined by GAAP and should not be considered as an alternative to net loss as a measure of operating results or to cash flows provided by (used in) operations as a measure of funds available for discretionary or other liquidity purposes. A reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Gain or Loss	$401,000	$(429,000)	$214,000	$(1,150,000)

Interest	297,000	322,000	297,000	643,000
Amortization of intangibles	-	607,000	1,000	1,215,000
Amortization of stock and options
issued for services	-	67,000	-	101,000
Depreciation	2,000	7,000	4,000	14,000
Total non-cash adjustments	299,000	1,003,000	302,000	1,973,000

EBITDA	700,000	574,000	516,000	823,000

Option Re-pricing	-	(299,000)	-	(498,000)

Adjusted EBITDA	$700,000	$275,000	$516,000	$325,000

Liquidity and Capital Resources:

At June 30, 2006, we had cash of $66,000.

Cash flows used in operating activities was $126,000 and $327,000 during the six months ended June 30, 2006 and 2005, respectively, The $201,000 decrease in the six months ended June 30, 2006 resulted from our on-going cost containment and expense management program combined with the effects of the consolidation of our operations into our Phoenix, Arizona offices. The change in accounts receivable, trade, increased by $231,000 due primarily from $225,000 sales of our new product JointFIRST™ which shipped in June, 2006.

Cash flows used in investing activities were $0 during the six months ended June 30, 2006 compared with cash flows used of $2,000 during the six months ended June 30, 2005. The net decrease resulted from our initiative to centralize our operations in Phoenix, which resulted in the decreased requirement to purchase fixed assets.

Cash flows used in financing activities were $0 and $0 during the six months ended June, 2006 and 2005, respectively.

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

We are continually improving, acquiring, or developing additional products for sale to generate incremental revenue that may further enhance our operations, as well as continuing the ongoing process of creating additional cost synergies and operating efficiencies. If successful, these actions will serve to mitigate the factors that have raised doubt about our ability to continue as a going concern and increase the availability of resources for funding of our current operations and future market development. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Critical accounting policies and estimates

Acquisitions

We account for acquisitions in accordance with SFAS No. 141, “Business Combinations” and accordingly apply the purchase method of accounting for all business combinations initiated after September 30, 2001 and separately identify recognized intangible assets that meet certain criteria, amortizing these assets over their determinable useful lives.

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

As we have had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at June 30, 2006 and December 31, 2005.

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

ITEM 3. Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price Afforded To Purchasers	Exemption from Registrations Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion
1/9/06	Common Stock	70,449	Common Stock issued as interest payment of $3,000.	4(2)	N/A
1/10/06	Common Stock	25,000	Common Stock with a value of $1,000 issued to a distributor as an inducement to enter a marketing agreement.	4(2)	N/A
1/25/06	Common Stock	40,000	Common Stock with a value of $2,000 issued to a distributor as an inducement to enter a marketing agreement.	4(2)	N/A
6/2/06	Common Stock	12,500,000	Exchange Common Stock for $750,000 payable to SkyePharma	4(2)	N/A
6/15/06	Common Stock	13,424,322	Common Stock issued in payment of $256,404 of interest due on Senior Secured Notes	4(2)	N/A

ITEM 3.  Default Upon Senior Securities.

Not applicable.

ITEM 4.  Submission of matters to a vote of security holders.

At the July 18, 2006 Annual Meeting of Stockholders, our stockholders voted on 3 matters. As of the June 5, 2006 record date, 138,214,999 shares of common stock were outstanding and entitled to vote at the meeting.

(1)	Election of Directors:

Our stockholders elected the seven nominees for director by the following vote:

Nominee Elected	For	Withheld

Donald C. Hannah	92,219,771	1,993,609
Stuart A. Benson	92,021,271	2,192,109
Gregg A. Linn	91,990,702	2,222,678
Michael Ashton	92,217,271	1,996,109
Carson E, Beadle	92,171,475	2,041,905
Michael Cardamone	92,177,771	2,035,609

(2)	Proposal to approve the amendment of our articles of incorporation to increase the number of authorized shares of our common stock from 150,000,000 to 500,000,000.

Our stockholders ratified the proposal to amend the number of authorized common shares by the following vote:

For	Against	Abstain
90,789,684	3,408,247	15,449

(3)
Proposal to ratify the appointment of Epstein, Weber & Conover, PLC, an independent registered public accounting firm, as the company’s independent auditor for the fiscal year ending December 31, 2006.

Our stockholders ratified the appointment of Epstein, Weber & Conover, PLC as our independent accountants for
2006 by the following vote:

For	Against	Abstain
92,539,345	1,630,886	43,419

ITEM 5. Other Information.

Not applicable

ITEM 6. Exhibits.

(1)	Exhibits filed as part of this Report:

Exhibit No.	Description	Page
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under Section 13a-14 of the Securities Exchange Act.	23
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under Section 13a-14 of the Securities Exchange Act.	24
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	25
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2006

By:	/s/ Stuart A. Benson
Stuart A. Benson, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregg A. Linn
Gregg A. Linn, Chief Financial Officer (Principal Financial and Accounting Officer)