Form 10QSB
period 2006-09-30
VITAL LIVING INC
filed 2006-11-14
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number 000-33211

VITAL LIVING, INC

(Exact name of small business issuer as specified in its charter)

Nevada	88-0485596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

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

As of November 10 2006, there were 138,214,999 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Reg. 12b-2 of the Exchange Act). Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$145,000	$192,000
Accounts receivable, trade; net of allowance for doubtful
accounts of $53,000, each period	1,398,000	488,000
Inventory, net of reserve of $360,000, each period	61,000	111,000
Prepaid expenses and other current assets	50,000	61,000
Total Current Assets	1,654,000	852,000

Other Assets:
Deferred debt issuance costs, net of accumulated
amortization of $585,000 and $446,000, respectively	400,000	539,000
Property and equipment, net	21,000	27,000
Goodwill	3,296,000	3,296,000
Other intangibles, net	13,000	14,000
Other non-current assets	315,000	36,000
Total other assets	4,045,000	3,912,000
Total assets	$5,699,000	$4,764,000

Liabilities and Stockholders Equity (Deficit):
Current liabilities:
Accounts payable, trade	$1,262,000	$1,103,000
Research and development	-	750,000
Accrued and other currrent liabilities	259,000	221,000
Note payable, current portion, licensing agreement	60,000	-
Note payable	401,000	401,000
Total current liabilities	1,982,000	2,475,000

Long-term debt, net of debt discount of $1,072,000 and $1,442,000, respectively	3,154,000	2,784,000
Note payable, net of current portion, licensing agreement	240,000	-
Total liabilities	$5,376,000	$5,259,000

Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred Stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock, Series C, $0.001 par value, 3,000,000 shares authorized:
0 and 500,000 shares issued and outstanding	$-	$-
Preferred stock, Series D, $0.001 par value, 1,000,000 shares authorized:
1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized:
138,639,000 and 112,973,000 shares issued, respectively
138,215,000 and 112,549,000 shares outstanding, respectively	138,000	112,000
Additional paid-in capital - common	88,386,000	87,899,000
Stock, options, and warrants - unamortized	(609,000)	(609,000)
Treasury stock, 424,000 shares at cost	(72,000)	(72,000)
Accumulated other comprehensive income	(49,000)	(49,000)
Retained deficit	(87,472,000)	(87,777,000)
Total stockholders' Equity (Deficit)	323,000	(495,000)
Total Liabilities and Stockholders' equity (Deficit)	$5,699,000	$4,764,000

See accompnaying notes to financial statements

VITAL LIVING INC. AND SUBSIDIARIES
Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues, net	$1,600,000	$1,560,000	$4,281,000	$4,330,000
Cost of goods sold	729,000	707,000	1,952,000	2,059,000
Gross proft	871,000	853,000	2,329,000	2,271,000
Administrative expenses
Salaries and benefits	157,000	54,000	487,000	97,000
Professional and consulting fees	109,000	168,000	379,000	544,000
Selling, general, and administrative	272,000	282,000	777,000	650,000
Research and development	30,000	15,000	131,000	65,000
Depreciation and amortization	2,000	612,000	8,000	1,842,000
Total Administratvie expenses	570,000	1,131,000	1,782,000	3,198,000
Net income (loss) from operations	301,000	(278,000)	547,000	(927,000)
Other income (expense)
Interest expense (net)	(297,000)	(175,000)	(891,000)	(817,000)
Gain on exchange of common stock for
accrued liability	-	-	500,000	-
Gain on write-off of accounts payable, trade	-	445,000	-	445,000
Gain on settlement of accounts payable, trade	87,000	11,000	149,000	152,000
Other income/(expense)	-	(14,000)	-	(14,000)
Net gain (loss) from operations	$91,000	$(11,000)	$305,000	$(1,161,000)

Preferred stock dividend	-	-	-	(125,000)
Net income (loss) available to common stockholders	$91,000	$(11,000)	$305,000	$(1,286,000)

Basic and fully diluted earnings (loss) per share
Basic earnings and (loss) per share
available to common stockhoders	$0.00	$0.00	$0.00	$(0.01)
Fully diluted earnings and (loss) per share
available to common stockhoders	$(0.01)	$0.00	$(0.01)	$(0.01)
Weighted average basic
common stock outstanding	138,215,000	104,037,000	116,016,000	101,345,000
Weighted averge fully diluted
common stock outstanding	157,736,000	104,037,000	131,345,000	101,345,000

See accompnaying notes to financial statements

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income or loss	$305,000	$(1,161,000)
Adjustments to reconcile net income or loss to net cash used in operations
Depreciation and amortization	8,000	1,841,000
Amortization of costs associated with senior convertible notes	509,000	559,000
Gain on exchange of common stock for research and development	(500,000)	-
Issuance of common stock in payment of accounts payable, trade	-	(141,000)
Gain on resolution of accounts payable - trade	-	(445,000)
Re-pricing and modifications to warrants	-	(598,000)
Amortization of restricted common stock, options, and warrants
issued for services	6,000	150,000
Bad debt expense	-	50,000
Inventory reserve	-	(19,000)
Loss on disposal of assets	-	15,000
Change in operating assets and liabilites:
Accounts receivable, trade	(910,000)	(556,000)
Inventory	50,000	103,000
Prepaid expenses and other assets	31,000	-
Accounts payable, trade	159,000	(115,000)
Accrued and other current liabilities	295,000	(38,000)
Cash used in operations	$(47,000)	$(355,000)

Cash flows from investing activities:
Purchase of property, equipment, and intangibles	$-	$(2,000)
Sale of property and equipment	-	2,000
Cash used in investing activities	$-	$-

Cash flows form financing activities:
Proceeds from sale of common stock	$-	$20,000
Cash provided by financing activities	$-	$20,000

Net decrease in cash	$(47,000)	$(335,000)
Cash at beginning of period	192,000	466,000
Cash at end of period	$145,000	$131,000

Supplemental cash flow information
Interest paid	$2,000	$2,000

Non-cash financing activities
Issuance of common stock for services, settlements and interest	$-	$199,000
Issuance of common stock for interest payable	$-	$255,000
Common stock for preferred stock dividend	$-	$250,000
Warrants and options for services	$-	$51,000
Conversion of Series C preferred stock to common stock	$-	$500,000
Re-pricing of and amendments to options and warrants	$-	$598,000

See accompanying notes to financial statements

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Interim Financial Information

We have included the consolidated balance sheet as of September 30, 2006, the consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005. The consolidated balance sheet as of December 31, 2005 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. It is our opinion that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full year.

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

Through a series of various acquisition and divestiture activities, we develop and market nutritional supplements and nutraceutical products for distribution primarily through healthcare practitioners. Through a licensing agreement, we also have certain rights for the use of a pharmaceutical delivery system known as “GEOMATRIX®.” Our principal products currently are GreensFIRST®, Dream Protein™, Red Alert™, ReliefFIRST™ (introduced in June 2006 as JointFIRST™), and Complete Essentials™.

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

Stock- based compensation

As of September 30, 2006, the Company had one stock based employee compensation plan. The plan provides for the granting of awards in the form of incentive and nonqualified stock options, or other stock-based awards to employees, directors, and independent contractors who provide valuable service to the Company. As of September 30, 2006, the Company had granted nonqualified stock options. Options are granted at the market price of our common stock on the date the grant is approved by the Compensation Committee and have three year terms. The stock options for directors, executive officers, and employees vest immediately and expired 30 days after the employee leaves the company. At September 30, 2006 8,786,000 shares of the Company’s registered common stock were available for grant under the plan.

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensations (“SFAS 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award.. As there were no option awards granted in the three and nine months ended September 30, 2006 and all prior option awards were fully vested prior to January 1, 2006 there was no effect due to the implementation of SFAS 123R in the three and nine month ended September 30, 2006.

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at September 30, 2006 was 2.5 years and $0.00. As of September 30, 2006, $0 of compensation cost related to unvested stock options is expected to be recognized.

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

We granted warrants to our CEO in 2003. These warrants were subsequently re-priced. As a result of this re-pricing during the three and nine months ended September 30, 2005, the award was accounted for as a variable award. Due to a net decline in the trading price of our common stock over the reporting period, the variable award adjustment resulted in a reduction in personnel costs of $100,00 and $598,000 for the three and nine months ended September 30, 2005.

Due the implementation of SFAS 123R the accounting treatment as a variable award has ceased. Therefore, no income or expense as a result of this award has occurred in the three and nine month periods ended September 30, 2006 nor will there be any future effect on the results of operations.

SFAS 123R requires us to present pro forma information for periods prior to its’ adoption as if we had accounted for all our employee stock options and performance awards under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options and performance awards at the date of the grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net income and earnings per share for the three and nine months periods ended September 30, 2005, as if we had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation:

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to our stock-based employee compensation for the periods indicated:

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	September 30,	September 30,
	2005	2005

Net loss	$(1,161,000)	$(11,000)
Add:
Re-pricing of warrants	(448,000)	(51,000)
Deduct:
Stock-based employee compensation
determined under fair value method for all
awards, net of related tax effects	(175,000)	(74,000)
Net income/(loss) available to common stockholders -
pro forma	$(1,784,000)	$(136,000)

Basic and diluted loss per share as reported	$(0.01)	$(0.00)
Basic and diluted loss per share pro forma	$(0.02)	$(0.00)
Weighted average basic and diluted common
stock outstanding	101,345,000	104,037,000

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

During the three and nine months ended September 30, 2005, we reported a net loss from operations; thus, the effects of dilutive securities were anti-dilutive, rendering basic and diluted loss per share the same. Convertible preferred stock, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive. Potentially dilutive securities excluded from the income or loss per share calculations for the three and nine months ended September 30, 2006, and September 30, 2005 are as follows:

	September 30,	September 30,
	2006	2005

Convertible preferred stock	-	1,500,000
Convertible debt	-	17,860,000
Warrants	25,630,000	30,455,000
Stock options	15,109,000	11,702,000
Total	40,739,000	61,517,000

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Diluted EPS is calculated as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Net income available to common stockholders	$91,000	$305,000
Adjustments for the effect of the conversion
of dilutive secuities:
Add: Interest on Senior Secured Convertible Notes	297,000	891,000
Deduct:
Deferred Debt Issue Costs	(446,000)	(539,000)
Senior Secured Convertible Notes Debt Discount	(1,195,000)	(1,442,000)
Adjusted net income (loss) available to common shareholders	$(1,253,000)	$(785,000)

Diluted weighted average shares outstanding	157,736,000	131,345,000

Diluted Earnings Per Share	$(0.01)	$(0.01)

Note 5 - Intangible Assets

Intangible assets consisted of the following:

	September 30, 2006
Un-amortizable intangible assets-Goodwill	$3,296,000

	Gross carrying amount	Accumulated amortization and impairment	Net carrying amount
Trademarks and patents	$20,000	$(7,000)	$13,000
Total amortizable intangible assets	$20,000	$(7,000)	$13,000

	December 31, 2005
Un-amortizable intangible assets-Goodwill	$3,296,000

	Gross carrying amount	Accumulated amortization and impairment	Net carrying/ amount
Trademarks and patents	$20,000	$(6,000)	$14,000
Total amortizable intangible assets	$20,000	$(6,000)	$14,000

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

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

As a result of our review, the remaining goodwill was deemed to be fairly stated at September 30, 2006 and December 31, 2005. The goodwill of $3,296,000 is attributable to previous acquisitions as follows:

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

In connection with our 2002 MAF acquisition, we began making payments on a pre-existing SBA loan. We have made no payments of principal or interest against this loan since September 2004. At that time we entered into an agreement to sell the Boulder Bar product line and the purchaser assumed this debt. However, the purchaser has not complied with the terms of the agreement and we are seeking legal remedies to enforce the terms of the sale. The principal balance of the loan is approximately $398,000 at September 30, 2006 and accrues interest at 8.25%. We have $401,000 included in our in our current liabilities related to this obligation.

In connection with the E-Nutraceuticals, Inc. (“ENI”) acquisition, we acquired certain rights to SkyePharma PLC’s (“Skye”) GEOMATRIX® drug-delivery technology. In conjunction with the ENI acquisition we incurred $1.0 million in research and development liabilities, of which $750,000 remained un-paid. In June, 2006 we exchanged 12,500,000 shares of our common stock for the $750,000 liability.

In September 2006, we entered into a licensing agreement that grants us certain trademark rights. The agreement requires us to pay $300,000 over five years beginning in the fourth quarter of 2006.'

Note 7 - Capital Stock

During January 2006 we granted 1,000,000 warrants to purchase common stock at $0.001 per share to Atlas Capital as part of our agreement with them to provide investment banking services to us.

Common Stock Issued for Services and Settlements

In order to fund operating activities, we issue common stock from time to time in lieu of cash in exchange for goods or services.

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Note 9 - Other Income

The gain on settlement of accounts payable, trade, of $149,000 for the nine months ended September 30, 2006 resulted from the settlement of certain accounts payable in cash for less than the original amount. The gain on settlement of accounts payable, trade, of $11,000 and $153,000 for the three and nine months ended September 30, 2005, respectively, resulted from the issuance of 318,750 shares of our common stock valued at $35,000 in payment of an accounts payable of $176,000 and the settlement of additional accounts payable for less than the original amount.

The gain on the resolution of the research and development liability of $500,000 resulted from the exchange of 12,500,000 shares of our common stock valued at $250,000 for the $750,000 liability to SkyePharma in June 2006.

Note 10 - Concentrations

During the nine months ended September 30, 2006 and 2005, one customer was responsible for 84% and 44% of our sales, respectively. The same customer accounted for 93% and 55% of our trade accounts receivable as of September 30, 2006 and 2005, respectively.

During the nine months ended September 30, 2006 and 2005, two vendors supplied a majority of our products for sale. One of these vendors accounted for 69% and 81% of our product and materials purchases for the nine months ended September 30, 2006 and 2005, respectively.

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

Overview

We develop and market nutritional fruit and vegetable supplements, protein supplements, and nutraceuticals products. Through a licensing agreement, we also have certain rights for the use of a pharmaceutical delivery system known as “GEOMATRIX®”. Our principal products currently are GreensFIRST®, Red Alert™, Dream Protein™, ReliefFIRST™ (introduced in June 2006 as JointFIRST™) and Complete Essentials™. We distribute our products primarily in the following two distribution channels:

•	healthcare practitioners, including physicians, condition specialists, chiropractors, nutritionists, and trainers who promote or prescribe our products, and

•
regional nutritional distributors that market our proprietary products and patient selling system directly to healthcare practitioners who utilize our proprietary selling system to market our products directly to consumers.

Results of Operations

Quarter Ended September 30, 2006 Compared with the Quarter Ended September 30, 2005

The following sets forth selected financial data and its percentage of revenue for the comparative three months ended September 30:

	2006		2005		Net	%
	Amount	%	Amount	%	Change	Change
Revenues, net	$1,600,000	100.0%	$1,560,000	100.0%	$40,000	3.0%
Cost of goods sold	729,000	46.0%	707,000	45.0%	22,000	3.0%
Gross profit	871,000	54.0%	853,000	55.0%	18,000	2.0%
Administrative expenses
Salaries and benefits	157,000	10.0%	54,000	3.0%	103,000	191.0%
Professional and consulting fees	109,000	7.0%	168,000	11.0%	(59,000)	-35.0%
Selling, general and administrative	272,000	17.0%	271,000	17.0%	1,000	0.0%
Research and development	30,000	2.0%	15,000	1.0%	15,000	100.0%
Depreciation and amortization	2,000	0.0%	612,000	39.0%	(610,000)	-100.0%
Total administrative expenses	570,000	36.0%	1,120,000	71.0%	(550,000)	-49.0%
Net income (loss) from operations	301,000	18.0%	(267,000)	-16.0%	568,000	-213.0%
Other income (expense)
Interest expense (net)	(297,000)	-19.0%	(175,000)	-11.0%	(122,000)	70.0%
Other income (expense), net	87,000	5.0%	431,000	28.0%	(344,000)	80.0%
Net Income (loss)	$91,000	6.0%	$(11,000)	-1.0%	$102,000	927.0%

Revenue, net:

Revenue for the quarter ended September 30, 2006 was $1,600,000 compared with $1,560,000 for the quarter ended September 30, 2005, an increase of $40,000. This increase was primarily attributable to sales of ReliefFIRST™ (introduced in the 2nd quarter of 2006 as JointFIRST), the increase in sales of Dream Protein™, was offset by a decline in sales of GreensFIRST® and Red Alert™

Cost of Goods Sold and Gross Profit:

Cost of goods sold for the quarter ended September 30, 2006 was $729,000 compared with $707,000 for the quarter ended September 30, 2005, an increase of $22,000. This increase is the result of the increase in sales for the quarter ended September 30, 2006 compared to 2005. Our gross margin in the quarters ended September 30, 2006 and 2005 was 54% and 55%, respectively.

Administrative Expenses:

Salaries and benefits for the quarter ended September 30, 2006 was $157,000 compared with $54,000 for the quarter ended September 30, 2005. This increase of $103,000 is the result of a $16,000 increase in salaries expense offset by a credit in the three months ended September 30, 2005 of $100,000 related to the re-pricing of warrants in accordance with FIN No. 44.

Professional and consulting fees were $109,000 for the quarter ended September 30, 2006 compared with $168,000 for the quarter ended September 30, 2005, a decrease of $59,000. This decrease was primarily due to efforts to contain costs and expense management programs instituted in 2005 and continued during 2006.

Selling, general and administrative expenses for the quarter ended September 30, 2006 were $272,000 compared with $271,000 for the quarter ended September 30, 2005, an increase of $1,000.

Research and development costs are expensed as incurred and totaled $30,000 for the quarter ended September 30, 2006 compared with $15,000 for the quarter ended September 30, 2005, an increase of $15,000. This increase was due to higher expenditures for new products introduction and development.

Depreciation and amortization expense for the quarter ended September 30, 2006 was $2,000 compared with $612,000 for the quarter ended September 30, 2005, a decrease of $610,000. The decrease was primarily attributable to the 2005 decision to impair the remaining un-amortized intangible balances related to the GEOMATRIX® licensing agreement acquired in connection with the ENI acquisition.

Other Income (Expense):

Interest expenses (net) for the quarter ended September 30, 2006 was $297,000 compared to $175,000 for the quarter ended September 30, 2005. This increase of $122,000 is the result of decrease of $17,000 in interest expense due to the conversion of certain of the Senior Secured Convertible notes to common stock during 2005, offset by a credit of $140,000 during the quarter ended September 30, 2005 to eliminate interest accrued for penalties on the timely issuance of common stock.

Other income (expense), net was $87,000 for the three months ended September 30, 2006 compared to $431,000 for the three months ended September 30, 2005, a decrease of $344,000. This decrease resulted from a gain of $87,000 in the three months ended September 30, 2006 for the settlement of certain accounts payable, compared to the $445,000 gain on the resolution of certain liabilities recorded as a result of the ENI acquisition agreement in September 2005, offset by a charge of $14,000 for the disposal of fixed assets recorded in the three months ended September 30, 2005.

Net Income or Loss :

Our net income for the quarter ended September 30, 2006 was $91,000 compared with an $11,000 loss for the quarter ended September 30, 2005, an increase of $102,000. The increase resulted from the combination of a net $14,000 increase in salaries and benefits, a $15,000 increase in research and development costs, an increase of $122,000 in interest costs due to a credit of $140,000 recorded in the three months ended September 30, 2005, a $344,000 decrease in other income relating to the resolution of certain liabilities, offset by a $610,000 reduction of depreciation and amortization expense, a reduction of professional fees of $59,000, and an $18,000 increase in our gross profit,

Nine Months Ended September 30, 2006 Compared with the Nine Months Ended September 30, 2005

The following sets forth selected financial data and its percentage of revenue for the comparative nine months ended September 30:

	2006		2005		Net	%
	Amount	%	Amount	%	Change	Change
Revenue, net	$4,281,000	100.0%	$4,330,000	100.0%	$(49,000)	-1.0%
Cost of goods sold	1,952,000	46.0%	2,059,000	48.0%	(107,000)	-5.0%
Gross profit	2,329,000	54.0%	2,271,000	52.0%	58,000	3.0%
Administrative expenses
Salaries and benefits	487,000	11.0%	97,000	2.0%	390,000	402.0%
Professional and consulting fees	379,000	9.0%	544,000	13.0%	(165,000)	-30.0%
Selling, general and administrative	777,000	18.0%	497,000	11.0%	280,000	56.0%
Research and development	131,000	3.0%	65,000	2.0%	66,000	102.0%
Depreciation and amortization	8,000	0.0%	1,842,000	43.0%	(1,834,000)	-100.0%
Total administrative expenses	1,782,000	41.0%	3,045,000	71.0%	(1,263,000)	-41.0%
Net income (loss) from operations	547,000	13.0%	(774,000)	-19.0%	1,321,000	171.0%
Other income (expense)
Interest expense (net)	(891,000)	-21.0%	(818,000)	-19.0%	(73,000)	9.0%
Gain on issuance of common
stock for research and development	500,000	12.0%	-	0.0%	500,000	100.0%
Other income (expense), net	149,000	3.0%	431,000	10.0%	(282,000)	-65.0%
Net Income (loss)	$305,000	7.0%	$(1,161,000)	-27.0%	$1,466,000	126.0%

Revenue, net:

Revenue for the nine months ended September 30, 2006 was $4,281,000 compared with $4,330,000 for the nine months ended September 30, 2005, a decrease of $49,000. This decrease is due to decline in sales of GreensFIRST®, offset by increases in sales of Dream Protein™ and ReliefFIRST™ (introduced in June 2006)

Cost of Goods Sold and Gross Profit:

Cost of goods sold for the nine months ended September 30, 2006 was $1,952,000 compared with $2,059,000 for the nine months ended June 30, 2005, a decrease of $107,000. This decrease reflects the lower sales figure for the nine month period offset by a $58,000 savings due to expense management efforts implemented in 2005 resulting in the elimination of warehousing, fulfillment, and distribution costs along with overall per unit reduced cost of materials. Our gross margin for the nine months ended September 30, 2006 and 2005 was 54% and 52%, respectively.

Administrative Expenses:

Salaries and benefits for the nine months ended September 30, 2006 was $487,000 compared with $97,000 for the nine months ended September 30, 2005. This increase of $390,000 is the result of a $208,000 reduction in salaries expense due to cost reduction programs implemented in 2005 offset by a $598,000 credit in the nine months ended September 30, 2005 related to the re-pricing of warrants in accordance with FIN No. 44.

Professional and consulting fees were $379,000 for the nine months ended September 30, 2006 compared with $544,000 for the nine months ended September 30, 2005, a decrease of $165,000. This decrease was primarily due to cost management programs initiate in 2005 and continued during 2006.

Selling, general and administrative expenses for the nine months ended September 30, 2006 were $777,000 compared with $497,000 for the nine months ended September 30, 2005, an increase of $280,000. The increase resulted from an increase of $103,000 in promotional costs, an increase of $24,000 in freight expenses, and a $82,000 increase in travel costs, and $71,000 in other general and administrative expenses.

Research and development costs are expensed as incurred and totaled $131,000 for the nine months ended September 30, 2006 compared with $65,000 for the nine months ended September 30, 2005, an increase of $66,000. The increase was due to higher expenditures for new products introduction and development.

Depreciation and amortization expense for the nine months ended September 30, 2006 was $8,000 compared with $1,842,000 for the nine months ended September 30, 2005, a decrease of $1,834,000. The decrease was primarily attributable to the 2005 decision to impair the remaining un-amortized intangible balances related to the GEOMATRIX® licensing agreement acquired in connection with the ENI acquisition.

Other Income (Expense):

Interest expenses (net) for the nine months ended September 30, 2006 was $891,000 compared to $818,000 for the nine months ended September 30, 2005, an increase of $73,000. This reduction is the result of a $67,000 decrease due to the conversion of certain of the Senior Secured Convertible notes to common stock during 2005, offset by a credit of $140,000 during the quarter ended September 30, 2005 to eliminate interest accrued for penalties on the timely issuance of common stock.

The gain on the exchange of common stock for research and development was $500,000 and $0 for the nine months ended September 30, 2006 and 2005, respectively. This gain resulted from the issuance of 12,500,000 of our common stock valued at $250,000 as payment of the $750,000 obligation to SkyePharma for research and development.

Other income and (expense), net, for the nine months ended September 30, 2006 was $149,000 compared with $431,000 for the nine months ended September 30, 2005, a decrease of $282,000. This decrease resulted from a gain of $149,00 on the settlement of certain accounts payable during the nine months ended September 30, 2006 compared to a $445,000 gain on the resolution of certain liabilities recorded as a result of the ENI acquisition agreement in September 2005, offset by a charge of $14,000 for the disposal of fixed assets recorded in the three months ended September 30, 2005.

Net Income (Loss) :

Our net income for the nine months ended September 30, 2006 was $305,000 compared with a $1,161,000 loss for the nine months ended September 30, 2005, an increase of $1,466,000. This increase resulted from a $58,000 improvement in gross profit, the $500,000 gain on the issuance of common stock, the $1,834,000 reduction of depreciation and amortization expense, a net reduction of $209,000 in salaries and benefits, a savings of $165,000 in professional and consulting fees, and a reduction of interest expense by $73,000, offset by a $280,000 increase in selling, general, and administrative expenses, a $66,000 increase in research and development costs, and a $282,000 reduction in gains from the settlement of various accounts payable.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006		2005

Net Gain or Loss	$91,000	$(11,000)	$$	305,000	$(1,161,000)

Interest	297,000	175,000		891,000	818,000
Amortization of intangibles	-	607,000		1,000	1,823,000
Amortization of stock and options
issued for services	-	42,000		-	99,000
Depreciation	2,000	5,000		7,000	19,000
Total non-cash adjustments	299,000	829,000		899,000	2,759,000

EBITDA	390,000	818,000		1,204,000	1,598,000

Option Re-pricing	-	(100,000)		-	(598,000)

Adjusted EBITDA	$390,000	$718,000		$1,204,000	$1,000,000

Liquidity and Capital Resources:

At September 30, 2006, we had cash of $145,000.

Cash flows used in operating activities was $47,000 and $355,000 during the nine months ended September 30, 2006 and 2005, respectively, The $308,000 decrease in the nine months ended September 30, 2006 resulted from our on-going cost containment and expense management program combined with the effects of the consolidation of our operations into our Phoenix, Arizona offices. The change in accounts receivable, trade, increased by $354,000 due primarily from $450,000 sales of our new product ReliefFIRST™ which shipped in June, 2006.

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

As we have had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at September 30, 2006 and December 31, 2005.

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

Our stockholders ratified the appointment of Epstein, Weber & Conover, PLC as our independent accountants for 2006 by the following vote:

For	Against	Abstain
92,539,345	1,630,886	43,41

ITEM 5. Other Information.

Not applicable

ITEM 6. Exhibits.

(1)	Exhibits filed as part of this Report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under Section 13a-14 of the Securities Exchange Act .
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under Section 13a-14 of the Securities Exchange Act .
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ..
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2006

By:	/s/ Stuart A. Benson
Stuart A. Benson, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregg A. Linn
Gregg A. Linn, Chief Financial Officer (Principal Financial and Accounting Officer)