Form 10KSB
period 2006-12-31
VITAL LIVING INC
filed 2007-04-13
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

State issuer's revenue for the most recent fiscal year: $4,941,000.

As of March 30, 2007, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer (based on the closing sales price as reported by the OTC Bulletin Board) was $681,000 assuming all officers and directors are deemed affiliates for this purpose).

As of March 30, 2007, the issuer had 164,559,000 shares of its common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference. None.

VITAL LIVING, INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2006

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

Products

Our current principal products are GreensFIRST®, Red Alert™, Dream Protein™, and Complete Essentials™, and ReliefFIRST®. These products represented nearly all of our revenue during fiscal 2006.

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

ReliefFIRST™ is a patented dietary supplement for joint health comprised of a proprietary stabilized rice bran derivative, fortified with glucosomines, MSM, and additional herbs which may support joint flexibility and promote healthy joints.

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

Research and development costs amounted to $151,000 and $72,000 for 2006 and 2005, respectively. Research and development costs incurred from our formation until December 31, 2006 were $2.44 million.

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

Employees

As of March 30, 2007, we had three full-time employees, all of whom are engaged in finance, administration, or management functions. None of our employees is subject to any collective bargaining agreements with us, and we believe our relationship with our employees is satisfactory. Our future success depends, in part, on our ability to attract, retain, and motivate highly qualified personnel.

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

Our financial condition raises substantial doubt about our ability to continue as a going concern, and our independent auditors have issued a going concern opinion on our financial statements.

Our consolidated financial statements have been prepared assuming we will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered recurring losses from operations, have a working capital deficit, and depend on funding from sources other than operations. Since inception, we have been required to raise additional capital by the issuance of both equity and debt instruments. There are no commitments from any funding sources should cash flows be insufficient to fund ongoing operations and other cash commitments as they come due. These factors raise substantial doubt about our ability to continue as a going concern. We will be required to raise additional capital in the near term through offerings of securities to fund operations and will attempt to continue raising capital resources if we do not begin to generate revenue sufficient to maintain our company as a viable entity. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, available financing may be dilutive to current investors.

We are in the process of improving, acquiring, or developing products for sale to generate revenue to sustain our operations, as well as consolidating our operations in order to gain cost synergies and efficiencies. If successful, these actions will serve to mitigate the factors that have raised doubt about our ability to continue as a going concern and increase the availability of resources for funding of our current operations and future market development. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Our significant losses and negative cash flow raise questions about our ability to continue as a going concern.

We have only a limited operating history. Our business must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a business in the nutritional supplement and nutraceuticals industries, which are characterized by a large number of market participants, intense competition, and a high failure rate. We incurred net losses of approximately $82,000 and $21.5 million in 2006 and 2005, respectively. We cannot assure you that we will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis or that profitability, if achieved, will be sustained. If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations. Because of our recurring operating losses and negative cash flow, the audit report of our independent public accountants on our financial statements for the fiscal years ended December 31, 2006 and 2005 contains an explanatory paragraph stating that the independent auditor has substantial doubt about our ability to continue as a going concern.

If we are unable to generate cash from operations, we may need to raise additional funds in the near future.

We had a working capital deficit of $302,000 at December 31, 2006. Historically, we have been dependent on equity or debt financings to fund our operations and working capital needs. We completed offerings of 510,000 shares of our common stock raising gross proceeds of $510,000 in the first quarter of 2004; an offering of 3.9 million shares of our common stock and 15.6 million warrants, which resulted in gross proceeds of $975,000 in June and July of 2004; and a warrant offering, which began in November 2004 and concluded in January 2005, that resulted in the issuance of 7.1 million shares of our common stock and 6.4 million warrants that generated $717,000 in gross proceeds. Our net cash used in operating activities was $0 and $20,000 during the years ended December 31, 2006 and 2005, respectively. We may need to raise additional capital in the very near future to fund our operations and are currently examining various sources of additional financings. However, because our Senior Secured Convertible Notes are secured by substantially all of our assets, we may have difficulty securing additional debt financing on terms favorable to us or at all. Any equity financing that we obtain may be highly dilutive to existing stockholders. Our inability to generate cash flow from operations or to find sources of funding would have an adverse impact on our ability to maintain our operations.

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

We had approximately $3.3 million of goodwill and $762,000 of net intangible assets at December 31, 2006, cumulatively accounting for approximately 73% of our total assets at December 31, 2006. We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and are required to analyze our goodwill and other intangible assets for impairment issues on an annual basis or when events occur that would indicate that a intangible asset impairment had occurred. The value of our goodwill and other intangible assets is exposed to future impairment if we experience declines in operating results or experience significant negative industry or economic trends or if future performance is below historical trends. We periodically review goodwill and intangible assets for impairment using the guidance of applicable accounting literature. We are subject to financial statement risk to the extent that the goodwill and other intangible assets become impaired, and any impairment losses related to goodwill and other intangible assets may result in a non-cash charge to earnings. We may, in the future, determine that certain assets classified as goodwill or intangible are impaired and record the appropriate non-cash charge to earnings.

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

We currently market our products on a wholesale basis through our distributors operating primarily in the United States. We depend on these distributors to sell our products to healthcare practitioners throughout the United States. If a significant distributor discontinues selling our products, performs poorly, does not pay for purchased products, reorganizes, or liquidates and is unable to continue selling our products, our business, financial condition, and operating results could be adversely affected. Our failure or inability to replace poorly performing distributors could have a material adverse effect on our business. Our sales and receivables is heavily concentrated on one distributor in which Stuart Benson, our CEO has a 50% interest (see “Certain Relationships and Related Transactions.”.

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

Our Board of Directors has approved the modification of the terms of our Senior Secured Notes and Preferred Stock in a manner that may result in significant dilution to our existing stockholders, and our stockholders will experience significant dilution if we issue additional securities.

In October 2006, our Board of Directors approved a modification to Senior Secured Convertible Notes and Series D Preferred Stock that allows for both of these securities to be converted into our common stock at current market price of the stock as defined in the Senior Secured Convertible Note agreement. In exchange for this modification, the holders of such notes and Series D Preferred Stock would agree to forego future interest payments and extend the term of the note by twelve months. Both Messrs. Benson and Linn, abstained from voting on this matter, since they each own 50% of an entity that holders $1.0 million of Senior Secured Convertible Notes and 1,000,000 shares of Series D Preferred Stock. As of March 30, 2007, we have not offered this opportunity to the holders of either the notes or the Series D Preferred Stock. As of December 31, 2006, we had outstanding 164,559,000 shares of common stock, 1,000,000 shares of Series D Preferred Stock currently convertible into 1,000,000 shares of common stock, options to purchase 10,251,000 shares of common stock, warrants to purchase 31,680,000 shares of common stock, and Senior Secured Convertible Notes convertible into 17,610,000 shares of common stock. If we issue additional shares, or if our existing stockholders exercise or convert their outstanding options, warrants, preferred stock or notes, our other stockholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of our company. Further, any issuance of additional securities to various persons or entities in lieu of cash payments will lead to further dilution. If all convertible instruments were converted and all outstanding warrants and options were exercised, notwithstanding the effect of the modification of the notes or the Series D Preferred Stock, we would have 224,185,000 shares of common stock outstanding. In the event the holders of the notes and Series D Preferred Stock converted those securities into shares of common stock pursuant to the terms contained in the modifications approved by our Board, those holders would obtain voting control of our company.

We have a limited trading market for our stock.

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

Item 2. Description of Property

We lease our corporate offices under a three-year lease, which expires in mid 2007. We believe that we will be able to secure additional leased space in the future to continue our operations.

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

	High	Low
Year ended December 31, 2005:
First quarter	$0.17	$0.06
Second quarter	$0.12	$0.05
Third quarter	$0.09	$0.03
Fourth quarter	$0.06	$0.03
Year ended December 31, 2006:
First quarter (through March 17, 2006)	$0.05	$0.03
Second quarter	$0.05	$0.05
Third quarter	$0.005	$0.005
Fourth quarter	$0.005	$0.005
Year ended December 31, 2007:
First quarter (through March 30, 2007)	$0.005	$0.003

On March 30, 2007, the closing price of our stock was $0.003 and we had 460 record holders of our common stock.

Item 6. Management's Discussion and Analysis

Overview

We develop and market fruit and vegetable supplements, protein supplements, and nutraceutical products that are marketed for distribution through physicians, medical groups, chiropractic offices, and retail outlets. Nutraceuticals are products that are isolated or purified from foods and generally sold in medicinal forms not usually associated with foods, including tablets, capsules, or drops. These nutraceuticals may have physiological benefits or have the ability to reduce the risk of chronic disease beyond basic nutritional products. We develop and test our nutraceuticals in collaboration with leading medical experts in the nutraceuticals field. We have designed them to be incorporated by healthcare practitioners into a standard patient system where healthcare practitioners recommend and sell our whole food and nutraceuticals products to their patients. Our focus has been with our GreensFIRST®, Red Alert™, Dream Protein™, ReliefFIRST® and Complete Essentials™ products.

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

Results of Operations

The following sets forth selected financial data and its percentage of net sales for the years ended December 31, 2006 and 2005:

	2006		2005		Increase
	Amount	%	Amount	%	(Decrease)
Revenue	$4,941,000	100.0%	$4,858,000	100.0%	$83,000
Cost of goods sold	2,255,000	45.6%	2,301,000	47.4%	(46,000)
Gross profit	2,686,000	54.4%	2,557,000	52.6%	129,000
Administrative expenses
Salaries and benefits	816,000	16.5%	201,000	4.1%	615,000
Professional and consulting fees	492,000	10.0%	723,000	14.9%	(231,000)
Selling, general and administrative	1,014,000	20.5%	880,000	18.1%	134,000
Research and development	151,000	3.2%	72,000	1.5%	79,000
Depreciation and amortization	11,000.1%		2,455,000	50.5%	(2,444,000)
Impairment of intangibles	-	-%	18,356,000	377.9%	(18,356,000)
Total	2,484,000	50.3%	22,687,000	467.0%	(20,203,000)
Net income (loss) from operations	202,000	4.1%	(20,130,000)	-414.4%	20,332,000

Other income (expense)
Interest expense, net	(1,192,000)	-24.1%	(1,034,000)	-21.3%	158,000
Gain on issuance of common stock for accrued research and development	500,000	10.1%	-	-%	500,000
Gain on the resolution of accounts payable, trade	-	-%	445,000	9.2%	(445,000)
Gain on settlement of accounts payable, trade	402,000	8.1%	142,000	2.9%	260,000
Loss on sale and disposal of marketable securities	-	-%	(1,006,000)	-20.7%	1,006,000
Other income (expense), net	6,000	0.1-%	46,000	0.9%	(40,000)
Net loss from continuing operations	$(82,000)	(1.9)%	$(21,537,000)	-443.4%	$(21,455,000)

Year Ended December 31, 2006 Compared With Year Ended December 31, 2005

Revenue

Total revenue for the year ended December 31, 2006 was $4.94 million compared with $4.86 million for the year ended December 31, 2005, an increase of $83,000. This increase was primarily attributable to the growth in our ReliefFIRST® which was introduced in June 2006, along with increases in the sales of Dream Protein™ and Red Alert™, which was introduced during June 2005. Our 2006 revenue included the impact of our productivity and cost-savings enhancements in our marketing and distribution systems which were introduced during the first quarter of 2005.

Cost of goods sold and gross profit

Cost of goods sold for the year ended December 31, 2006 was $2.26 million compared with $2.30 million for the year ended December 31, 2005, a decrease of $46,000. This decrease resulted from the continuing results of cost-cutting measures implemented in 2005. The gross profit percentage for the year ended December 31, 2006 was 54.4%, compared with 52.6% for the year ended December 31, 2005, The 1.8% decrease in cost of goods sold in our DFN subsidiary was the result of comparative improvements in manufacturing and management’s ability to cost effectively source raw materials.

Administrative expenses

Salaries and benefits

Salary and benefits for the year ended December 31, 2006 was $816,000 compared with $201,000 for the year ended December 31, 2005, an increase of $615,000. This increase was substantially the result of a non-cash re-pricing adjustments $647,000 required in accordance with FIN No. 44 related to warrants issued to one of our officers during 2003. In accordance with Financial Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation," a non-cash charge to compensation expense is required if the price of our common stock on the last trading day of a reporting period is greater than the exercise price of certain stock options and warrants issued to officers or employees. The requirements of FIN 44 may also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of previous reporting period, except that a credit is not recorded to the extent our common stock trades below the exercise price of the options or warrants. In accordance with FIN 44, we adjust compensation expense upward or downward on a monthly basis based on the trading price at the end of each period. Additionally, during 2005, a $144,000 savings was achieved from reduced head count resulting from enhancing our marketing and distribution systems.

Professional and consulting

Professional and consulting fees were $492,000 during the year ended December 31, 2006 compared with $723,000 for the year ended December 31, 2005, a decrease of $231,000. This decrease reflects our focus on cost containment and expense management.

Selling, general, and administrative

Selling, general, and administrative expenses for the year ended December 31, 2006 were $1,014,000 compared with $880,000 for the year ended December 31, 2005, an increase of $134,000. The increase resulted from increased costs of providing promotional materials to our distributors.

Research and development

Research and development is expensed as incurred and totaled $151,000 for the year ended December 31, 2006 compared with $72,000 for the year ended December 31, 2005, an increase of $79,000. This increase was related to research and development during 2006 for new products introduced in December 2006 and the first quarter of 2007.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2006 was $11,000 compared with $2.5 million for the year ended December 31, 2005, a decrease of $2.4 million. The decrease was primarily attributable to the complete amortization of the intangible balances related to certain marketing agreements acquired or recorded as part of previous acquisitions.

Impairment of intangibles

We test goodwill and other intangibles created by our acquisitions for impairment at least annually, or upon occurrence of such events that may indicate impairment exists, in accordance with SFAS No. 142. As a result of lower than expected operating results, we revised our expectations and, as a result, recorded an intangibles impairment loss of $18.4 million during 2005. The change in fair value of each component of goodwill and other intangibles was estimated using certain operational results and assumptions, as described below.

Doctors For Nutrition, Inc. (“DFN”) The gross value of goodwill related to the DFN acquisition was $2,113,000. During 2006 and 2005, we generated operating income of approximately $2,109,000 and $2,081,000 respectively, before depreciation, amortization, and interest charges. We expect increasing net cash flows from operations, as we increase the national distribution of GreensFIRST® and Red Alert™ along with our Dream Protein™ and Complete Essentials™ product lines by cross-selling into distribution channels currently and expanding sales of GreensFIRST® into new markets. We introduced ReliefFIRST® in June 2006, and anticipate launching additional products currently under development. Based on our analysis, we do not believe the goodwill amount at December 31, 2006 is impaired and have not recorded an adjustment to the carrying value.

Wellness Watchers Systems LLC (“WWS”). The gross value of goodwill related to the WWS acquisition was $875,000. WWS was acquired during the second quarter of 2004 and, to date, its products have been well received by our existing distribution channels and has played a major role in increasing the number of health practitioners to which we market our products. During 2005, we consolidated the operations of WWS into our DFN subsidiary. Accordingly, we do not believe the goodwill amount at December 31, 2006 is impaired and have not received an adjustment to the carrying value.

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

Other Income (Expense):

Interest expense, net for the year ended December 31, 2006 was $1.20 million compared with $1.03 million for the year ended December 31, 2005, an increase of $158,000. The increase resulted primarily from a $262,000 decrease in 2006 in amortization of deferred debt issue costs due to the conversion in 2004 and 2005 of certain Senior Secured Notes offset by a $415,000 credit during 2005 that eliminated interest accrued for penalties on the timely issuance of common stock.

The gain on the exchange of common stock for accrued research and development was $500,000 for 2006. This gain resulted from the issuance of 12,500,000 shares of our common stock valued at $250,000 as payment of the $750,000 obligation to SkyePharma for research and development.

Gain on resolution of accounts payable of $445,000 for the years ended December 31, 2005. This resulted from the resolution of certain liabilities recorded as part of the ENI acquisition.

Gain on the settlement of accounts payable, trade was $402,000 and $142,000 for the years ended December 31, 2005 and 2005, respectively. This gain is the result of settling certain accounts payable for less than the original amount due. The 2005 amount was the result of the issuance of 318,750 shares of our common stock valued at $35,000 in payment of an account payable of $176,000.

Other income (expense) was $6,000 and $46,000 for the years ended December 31, 2006 and 2005 respectively. This decrease resulted from the settlement in 2005 of certain liabilities recorded as a result of the DFN acquisition offset by a charge for $16,000 relating to the loss on the disposal of fixed assets.

Net loss from continuing operations

Our net loss for the year ended December 31, 2006 was $82,000 compared with $21.54 million for the year ended December 31, 2005, a decrease of $21.46 million. This decrease resulted from the combination of a $129,000 increase in gross profit from our DFN subsidiary; a gain of $500,000 from the exchange of common stock for the research and development liability; a decrease of $18,356,000 for the impairment of intangibles; the decrease in depreciation and amortization of $2,444,000; a net decrease of $32,000 in salaries and benefits; a $231,000 decrease in professional and consulting fees; the reduction of the loss on disposal of marketable securities of $1,006,000; offset by a net $158,000 increase in interest expense; a net $185,000 reduction in the resolution and settlement of certain accounts payable; and a $79,000 increase in research and development costs;

Liquidity and Capital Resources

At December 31, 2006, we had $28,000 in cash.

Cash flows used in continuing operating activities amounted to $164,000 and $360,000 in 2006 and 2005, respectively. This $196,000 decrease is a result of consolidating of our entire operations in Phoenix as well as certain expense containment and efficiency initiatives implemented during 2005 and 2006. Cash flows from financing activities was $20,000 in 2005.

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

Goodwill

Goodwill represents the excess of the aggregate price paid by us over the value of the net equity acquired in an acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are no longer required to amortize goodwill, but are required to review goodwill for impairment at least annually or whenever events indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of December 31, 2006 and 2005, no events had occurred that would indicate goodwill had been impaired.

Intangible assets

Our other intangible assets include trademarks, patents, formulations, customer lists, and various marketing and license agreements. We amortize intangible assets on a straight-line basis over the lesser of the correlating agreements or estimated useful lives ranging from two to 14 years. During 2005 certain events occurred that indicated that the intangible assets of ENI had been impaired and charges of $18,356,000 were recorded

Long-lived assets

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

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensations (“SFAS 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). We have adopted SFAS 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award.

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

Recent accounting pronouncements

FIN 48 In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings, goodwill, deferred income taxes and income taxes payable in the Consolidated Balance Sheets. The Company does not expect that the adoption of FIN 48 will have a significant impact on the financial statements of the Company.

The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

 In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets" (SFAS 153). This Statement addresses the measurement of exchanges of nonmonetary assets and is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 has not had a material effect on the Company's financial position or results of operations.

In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“FASB Statement No. 156”). FASB No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FASB No. 156 is effective for years beginning after September 15, 2006. The Company does not believe FASB No. 156 will have a material effect on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the US SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We do not expect the adoption of FSP EITF 00-19-2 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

Item 7. Financial Statements

See index to Financial Statements and Financial Statements Schedules beginning on page F-1 of this Form 10-KSB.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the fiscal year covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or its reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other facts that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

Item 8B. Other Information

Not applicable.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
Stuart A. Benson	53	Chief Executive Officer, President and Director
Gregg A. Linn	44	Chief Operating Officer, and Chief Financial Officer and Director
Michael Cardamone	57	Director

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

Michael Cardamone has served as a member of our Board of Directors since September 2004. Mr. Cardamone has served as a private financial advisor since 1974. He has also served as a director of Accommodations Plus Inc., a company that provides and arranges for hotel reservations, since June 1996. In 1978, Mr. Cardamone founded M.J. Originals Dresses, a clothing producer, and served as its Chief Financial Officer until 1995. In January 2007, Michael Cardamone, a director, also became an employee of Wellness Watchers Global, LLC, our major distributor, an entity 50% owned by Stuart Benson our CEO.

Information Relating to Corporate Governance and the Board of Directors

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

Interested parties may communicate with our Board of Directors or specific members of our Board of Directors by submitting a letter addressed to the Board of Directors of Vital Living, Inc. c/o any specified individual director or directors at the address listed herein. Any such letters are sent to the indicated directors.

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

The Audit Committee currently consists of Mr. Cardamone. Who is not deemed an independent director of our company under Nasdaq rules as well as under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002. The Board of Directors has determined that each of Mr. Cardamone (whose backgrounds are detailed above) qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC.

The Compensation Committee

The purpose of the Compensation Committee includes determining, or recommending to our Board of Directors for determination, the compensation of the Chief Executive Officer and other executive officers of our company and discharging the responsibilities of our Board of Directors relating to compensation programs of our company. The Compensation Committee currently consists of Mr. Cardamone,.

The Nominations and Corporate Governance Committee

The purposes of the Nominations and Corporate Governance Committee include the selection or recommendation to the Board of Directors of nominees to stand for election as directors at each election of directors, the oversight of the selection and composition of committees of the Board of Directors, the oversight of the evaluations of the Board of Directors and management, and the development and recommendation to the Board of Directors of a set of corporate governance principles applicable to our company. The Nominations and Corporate Governance Committee will consider persons recommended by stockholders for inclusion as nominees for election to our Board of Directors if the names, biographical data, and qualifications of such persons are submitted in writing in a timely manner addressed and delivered to our company’s corporate secretary at the address listed herein. The Nominations and Corporate Governance Committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the nominee would fill a present need on our Board of Directors. The Executive Committee

The Executive Committee has all powers of the Board of Directors between meetings of the board, subject to applicable law. The members of the Executive Committee are Messrs., Cardamone, Linn, and Benson, with Mr. Cardamone serving as Chairman.

Director Compensation

In addition, for each year of service as a director of our company, we grant to each of our directors options to purchase 250,000 shares of common stock. In addition to such options, we grant (a) to our Chairman of the Board of Directors options to purchase 250,000 shares of common stock annually, and (b) to each committee chairman options to purchase 150,000 shares of common stock annually. We also pay our non-employee directors $1,400 per day for those days that they assist us in activities that are beyond their board-related responsibilities. During fiscal 2006, we paid Mr. Hannah, our former chairman, approximately $12,000 for such services. During 2006, we paid Michael Cardamone, a director, $10,000 for services deemed outside the scope of his role as a director.

Item 10. Executive Compensation

Summary of Cash and Other Compensation

The following table sets forth, for the periods indicated, the total compensation earned for services provided to us in all capacities by our Chief Executive Officer and our only other executive officer whose aggregate compensation exceeded $100,000 during fiscal 2006.

SUMMARY COMPENSATION TABLE

	Annual Compensation (1)
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards	Options (#)	Non-equity incentive plan ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Other Compensation($)

Stuart A. Benson Chief Executive Officer, President, and Director	2006 2005	$250,000 220,000	$100,000 –	(2)	–	–6,000,000–	–	–	$13,000 10,336

Gregg A. Linn Chief Operating Officer and Chief Financial Officer	2006 2005	$220,000 173,333	$50,0000	(2)	–	–3,500,000–	–	–	$11,000 –

(1)	The officers also received certain perquisites, the value of which did not exceed the lesser of $50,000 or 10% of the officer's compensation during fiscal 2005.

(2)	.

(2)	Represents performance bonus for 2006. Amounts remaining to be paid at December 31, 2006 are approximately $50,000 for Stuart Benson and $25,000 for Gregg Linn.

Option Values and Holdings

The following table sets forth, for the officers listed, the exercisable and un-exercisable options held by them as of December 31, 2006. None of the officers exercised options during fiscal 2006.

FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year-End ($) (1)

	Exercisable	Un-exercisable	Exercisable	Un-exercisable
Stuart A. Benson	6,000,000	–	–	–
Gregg A. Linn	3,500,000	–	–	–

(1)
None of the options had value as of December 31, 2006, as the exercise price per share of the options were greater than $0.03, which was the closing price of our common stock quoted on the OTCBB on December 31, 2006.

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

For the year ended 2006, the Board of Directors approved bonuses to Mr. Benson and Mr. Linn of $100,000 and $50,000, respectively. During 2006, about $52,000 was paid to Mr. Benson and $25,000 to Mr. Linn. The balance of $48,000 due Mr. Benson and $25,000 due Mr. Linn is included in our accrued liabilities.

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

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our incentive stock option plans as of December 31, 2006.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity Compensation Plans Approved by Stockholders	10,251,390	$0.08	6,712,500
Equity Compensation Plans Not Approved By Stockholders	30,579,859	$0.34	―
Total	40,830,979	$0.26	6,712,500

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2006 by

•	each of our directors and executive officers,

•	all of our directors and executive officers as a group, and

•	each person or entity known by us to own more than 5% of our common stock.

	Shares Beneficially Owned
Name of Beneficial Owner (1)	Number (2)		Percent (3)
Directors and Executive Officers:
Stuart A. Benson	10,980,000	(5)	8.9%
Michael Cardamone	265,000	(6)	*
Gregg A. Linn	3,500,000	(7)	3.0%
VTLV LLC	14,597,229	(4)	6.1%

All directors and executive officers as a group (three persons)	24,342,229		9.0%

Non-management 5% stockholders:
Periscope Partners, L.P.	23,267,106	(8)	10.4%
SkyePharma PLC	30,546,231	(9)	13.6%

*Less than 1%.

(1)	Unless otherwise noted, the address of each person is care of Vital Living, Inc., 5080 North 40th Street, Suite 105, Phoenix, Arizona 85018.

(2)
Includes, when applicable, shares owned of record by such person's minor children and spouse and by other related individuals and entities over whose shares of common stock such person has custody, voting control, or power of disposition. Also includes shares of common stock that the identified person had the right to acquire within 60 days of December 31, 2006 by the exercise of vested stock options or warrants or the conversion of other securities.

(3)
The percentages shown include the shares of common stock that the person will have the right to acquire within 60 days of December 31, 2006. In calculating the percentage of ownership, all shares of common stock which the identified person will have the right to acquire within 60 days of December 31, 2006 upon the exercise of vested stock options or warrants or the conversion of other securities are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other person.

(4)
VTLV LLC, an entity which is owned 50% each by Stuart Benson and Gregg Linn. Includes (a) 9,430,562 shares of common stock and (b) 4,166,667 shares of common stock issuable upon conversion of senior secured convertible notes and (c) 1,000,000 shares of Series D Preferred stock convertible to common stock.

(5)	Includes 4,950,000 shares of common stock issuable upon exercise of immediately exercisable warrants and unvested options to purchase 6,000,000 shares of common stock.

(6)
Represents shares of restricted stock received upon becoming a director and member of certain of the committees of our board of directors, which are subject to vesting. This Includes 100,000 shares of common stock issuable upon exercise of stock options.

(7)	Includes 3,500,000 shares of common stock issuable upon exercise of stock options.

(8)
Leon Frenkel, the general partner of Periscope Partners, exercises voting and dispositive power over these shares. Represents (a) 4,228,113 shares of common stock issuable upon exercise of warrants, (b) 4,222,221 shares of common stock issuable upon conversion of senior secured convertible notes, and (c) 14,816,772 shares of common stock. Does not include shares of common stock that may be issued if we determine to pay a portion of the interest owed on the senior secured convertible notes in shares of our common stock. The business address of Periscope Partners is 1600 Flatrock Road, Penn Valley, PA 19072.

(9)
Represents (a) 29,493,599 shares of common stock, , and (b) 1,052,632 shares of common stock currently issuable upon exercise of warrants issued in connection with the issuance of the notes. Does not include shares of common stock that may be issued if we determine to pay a portion of the interest owed on the senior secured convertible notes in shares of our common stock. The foregoing information was derived from an Amendment to Schedule 13D/A filed with the SEC on December 19, 2003. The business address of SkyePharma is 105 Piccadilly, London, England W1J 7NJ.

Item 12. Certain Relationships and Related Transactions

From time to time, we engage our directors, shareholders, or other related parties for consulting services related to investment, acquisition, or other activities in the normal course of business. We believe that all of these transactions are conducted at an “arms-length” basis. Fair market value of securities issued in these transactions, including stock, options, and warrants, is listed below where applicable and calculated using the Black-Scholes Pricing Model as of the date of issuance or grant.

Officers and Directors

During 2005 a partnership owned 50% each by Stuart Benson, CEO and Gregg Linn COO/CFO acquired a $40,000 Senior Secured Note from the original holder.

In 2006 an entity owned 50% each by Stuart Benson, our President and CEO and Gregg Linn, our COO and CFO acquired the $1,000,000 Series D Preferred Stock and $1,000,000 of the Senior Secured Convertible Note from the original holder Senior Secured Note from the original holder. Prior to purchasing these securities, Mr. Benson and Linn offered us the ability to purchase these securities. At such time, our Board of Director determined that we did not have adequate financial resources to purchase these securities and approved the purchase by Mr. Benson and Linn.

During 2006, we paid Michael Cardamone, a director, $10,000 for services deemed outside the scope of his role as a director.

During 2006, we paid Carson Beadle, a former director, $8,000 for services deemed outside the scope of his role as a director

During 2006 , $12,000 was either paid directly or amounts paid on behalf of Mr. Hannah, our former Chairman. These amounts were paid for services requested us that were deemed outside the scope of his role as Chairman.

In November 2006, effective January 2007, our President and CEO, Stuart Benson, became a 50% shareholder in our largest distributor Wellness Watchers Global LLC (“WWG”), which is the successor entity to Wellness Watchers, LLC (“WW”). Wellness Watchers, LLC accounted for 82.6% of our sales during 2005 and 90.8% of our trade receivables at December 31, 2006. Wellness Watchers Global, LLC acquired all of the assets and liabilities of Wellness Watchers, LLC. At December 31, 2005 WW owed us $933,000. At March 31, 2007 WWG still owed us $161,000 of the balance due from WW at December 31, 2006.

In January 2006, we entered into a service agreement with Red Rock Advisors, LLC, an entity controlled by Gregg Linn, our COO and CFO for outside services related to the creation, development and management of an infomercial that utilizes our product line. These services were deemed outside his role as COO and CFO. Pursuant to the agreement, Red Rock Advisors, LLC will be paid $7,500 per month for six months, beginning in January 2007 as well as per unit fee for all future products sold through the infomercial. As of March 31, 2007, we owe Red Rock Advisors, LLC $22,500 for prior services rendered. In January 2006, we entered into a talent service agreement with WWG, an entity 50% owned Stuart Benson, our President and CEO for promotional, talent and acting services related to the infomercial that utilizes our product line. Pursuant to the agreement, WWG will be paid a per unit fee for all future products sold through the infomercial.

In January 2007, Michael Cardamone, a director, also became an employee of Wellness Watchers Global, LLC, our major distributor, an entity 50% owned by Stuart Benson our CEO.

In February 2007, VTLV II LLC, an entity controlled by Stuart Benson, made a payment of $25,000 on our behalf to one of our suppliers. The $25,000 is recorded as a liability to VTLV II LLC.

In January 2007 an entity owned 100% by Stuart Benson, our President and CEO acquired a $192,000 of Senior Secured Convertible Notes from the original holder Senior Secured Note from the original holder for $40,000

During the first quarter of 2007, we made rent payments totaling $3,000 for office space for our President and CEO in Boca Raton, FL. This office is the same office of Wellness Watchers Global, LLC, our major distributor, an entity 50% owned by Stuart Benson, our President and CEO.

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

4.18	Stockholders’ Agreement, dated August 20, 2003, by and between Vital Living, Inc., Bradley D. Edson, Stuart A. Benson, Donald Hannah, SkyePharma PLC, Fifth Avenue Capital, Inc. and Stephen Morris (5)

4.19	Registration Rights Agreement, dated as of August 20, 2003, by and between Vital Living, Inc. and SkyePharma PLC (5)

4.22	Form of Securities Purchase Agreement for December 2003 private offering (6)

4.23	Form of Senior Secured Convertible Note issued in December 2003 private offering (6)

4.24	Form of Warrant issued in December 2003 private offering (6)

4.25	Form of Warrant issued in 2003 offering of senior convertible promissory notes (6)

4.26	Form of Security Agreement for December 2003 private offering (6)

4.27	Form of Registration Rights Agreement for December 2003 private offering (6)

4.28	Form of Escrow Agreement for December 2003 private offering (6)

4.29	Form of Purchase Agreement for March 2004 private offering (11)

Exhibit No.	Description
4.30	Form of Securities Purchase Agreement for June 2004 private offering (11)

4.31	Form of Series G Warrant (11)

4.32	Form Series H Warrant (11)

4.33	Form of Registration Rights Agreement for June 2004 private offering (11)

4.34	Asset Purchase Agreement, dated September 30, 2004, among Vital Living, Inc., MAF BioNutritional, LLC and Radha Krishna Heartly Blessings, Inc. (12)

10.1	2001 Stock Option Plan (1)

10.17	Warrant Agreement, dated November 20, 2002, between Vital Living, Inc. and Stuart A. Benson (7)

10.18	Amendment No. 1 to Warrant Agreement between Vital Living, Inc. and Stuart A. Benson (4)

10.19	Amendment No. 2 to Warrant Agreement between Vital Living, Inc. and Stuart A. Benson (10)

10.26	Warrant Agreement, dated April 16, 2003, between Vital Living, Inc. and Stephen Songsheng Chen (4)

10.33	Asset Purchase Agreement, dated as of June 20, 2003, among Vital Living, Inc., Nature’s Systems, Inc., Christopher’s Original Formulas, Inc., Robert C. Scott and James R. Jeppson (8)

10.34	Form of Escrow Agreement, dated August 20, 2003, between Vital Living, Inc., E-Nutraceuticals, Inc., Stephen Morris and Mercantile National Bank - California, as escrow agent (5)

10.35	Development and License Agreement, dated as of December 28, 2001, between E-Nutraceuticals, Inc. and SkyePharma PLC (5)

10.36	Amendment No. 1, dated as of August 20, 2003, to Development and License Agreement by and among Vital Living, Inc., E-Nutraceuticals, Inc., Jagotec AG and SkyePharma PLC (5)

10.37	Stock Purchase Agreement, dated as of October 14, 2003, among Vital Living, Inc. and the stockholders set forth on the signature page attached thereto (9)

10.42	Form of Indemnification Agreement between the Company and each of Stuart A. Benson, Donald C. Hannah, Carson E. Beadle, and Michael Ashton (2)

10.42.1	Schedule of Indemnification Agreements in the form of Exhibit 10.42, including material detail in which such documents differ from Exhibit 10.42 (2)

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

10.46	Employment Agreement between Vital Living, Inc. and Stuart Benson, dated January 1, 2005 effective as of February 15, 2005 (14)

10.47	Employment Agreement between Vital Living, Inc. and Gregg Linn, dated January 1, 2005 effective as of February 15, 2005 (14)

10.48	2005 Incentive Compensation Plan (15)

10.49	Warrant issued to Howard Wernick (15)

10.50	Amendment No. 1 to Employment Agreement, effective January 1, 2006, between the Company and Gregg A. Linn (15)

21	List of Subsidiaries (15)

Exhibit No.	Description
23.1	Consent of Epstein Weber & Conover PLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 905 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Current Report on Form 8-K dated August 17, 2001 and filed with the SEC on October 1, 2001

(2)	Incorporated by reference to Registration Statement on Form SB-2 (333-111921) filed with the SEC on January 14, 2004

(3)	Incorporated by reference to Current Report on Form 8-K/A dated November 20, 2002 and filed with the SEC on December 5, 2002

(4)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form SB-2 (333-102106) filed on April 28, 2003

(5)	Incorporated by reference to Current Report on Form 8-K dated August 21, 2003 and filed with the SEC on September 8, 2003

(6)	Incorporated by reference to Current Report on Form 8-K dated December 15, 2003 and filed with the SEC on December 19, 2003

(7)	Incorporated by reference to Current Report on Form 8-K dated April 1, 2002 and filed with the SEC on April 16, 2002

(8)	Incorporated by reference to Current Report on Form 8-K dated July 2, 2003 and filed with the SEC on July 16, 2003

(9)	Incorporated by reference to Current Report on Form 8-K/A dated October 14, 2003 and filed with the SEC on December 5, 2003

(10)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003

(11)	Incorporated by reference to the Registration Statement on Form SB-2 (Reg. No. 333-102106) filed on August 3, 2004

(12)	Incorporated by reference to Current Report on Form 8-K dated September 30, 2004 and filed with the SEC on October 20, 2004

(13)	Amendment No. 1 to Registration Statement on Form SB-2 filed on May 12, 2004

(14)	Incorporated by reference to Current Report on Form 8-K dated February 15, 2005 and filed with the SEC on February 18, 2005

(15)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (Reg. No. 333-131839) filed with the SEC on February 14, 2006.

Item 14. Principal Accountants Fees and Services

The aggregate fees billed to our company by Epstein, Weber & Conover, PLC for the fiscal years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Audit Fees (1)	$36,000	$53,000
Audit-Related Fees (2)	19,000	19,000
Tax Fees (3)	—	—
All Other Fees	5,000	5,000
Total	$77,000	$77,000

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
Stuart A. Benson
President and Chief Executive Officer

Date: April 13, 2007

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Stuart A. Benson Stuart A. Benson	President, Chief Executive Officer, and Director (Principal Executive Officer)	April 13 , 2007

/s/ Gregg A. Linn Gregg A. Linn	Chief Operating Officer, Chief Financial Officer (Principal Accounting and Financial Officer) and Director	April 13, 2007

/s/ Michael Cardamone Michael Cardamone	Director	April 13, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Vital Living, Inc.

We have audited the accompanying consolidated balance sheet of Vital Living, Inc. and subsidiaries as of December 31, 2006 and the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the two years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Living, Inc. and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the two years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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

As described in Note 2 to the consolidated financial statements, the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123R, Share-Based Payment.

/s/ Epstein Weber & Conover, PLC

Scottsdale, Arizona
March 27, 2007

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

December 31,
2006

Assets
Current Assets
Cash and cash equivalents	$28,000
Accounts receivable, trade; net of allowance for doubtfull
accounts of $53,000	1,025,000
Inventory, net of reserve of $360,000	32,000
Prepaid expenses and other current assets	13,000
Total Current Assets	1,098,000

Other Assets
Deferred debt issuance costs, net of accumulated
amortization of $588,000	354,000
Property and equipment, net	17,000
Goodwill	3,296,000
License agreement	750,000
Other intangibles, net	12,000
Other non-current assets	24,000
Total other assets	4,453,000
Total assets	$5,551,000

Liabilities and Stockholders Equity
Current liabilities
Accounts payable, trade	$724,000
Accrued and other currrent liabilities	202,000
Notes payable	401,000
Long-term notes payable - less current portion	72,000
Total current liabilities	1,399,000

Long-term debt, net of debt discount of $948,001	3,278,000
Long-term notes payable - current portion	678,000
Total liabilities	5,355,000

Commitments and contingencies
Stockholders' equity
Preferred Stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock, Series D, $0.001 par value, 1,000,000 shares authorized:
1,000,000 shares issued and outstanding	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized:
164,559,000 shares issued and outstanding	165,000
Additional paid-in capital - common	88,619,000
Stock, options, and warrants - unamortized	(609,000)
Treasury stock, 424,000 shares at cost	(72,000)
Accumulated other comprehensive income	(49,000)
Retained deficit	(87,859,000)
Total stockholders' equity	196,000
Total liabilities and stockholders' equity	$5,551,000

See accompanying consolidated notes to financial statements

VITAL LIVING, INC. AND SUBSIDARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005

Revenue, net	$4,941,000	$4,858,000
Cost of goods sold	2,255,000	2,301,000
Gross profit	2,686,000	2,557,000

Administrative expenses
Salaries and benefits	816,000	201,000
Professional and consulting fees	492,000	723,000
Selling, general, and administrative	1,014,000	880,000
Research and development	151,000	72,000
Depreciation and amortization	11,000	2,455,000
Impairment of intangibles	-	18,356,000
Total administrative expenses	2,484,000	22,687,000
Net gain (loss) from continuing operations	202,000	(20,130,000)

Other income (expense)
Interest expense, net	(1,192,000)	(1,034,000)
Gain on resolution of accrued research and development	500,000	-
Gain on resolution of accounts payable, trade	-	445,000
Gain on settlement of accounts payable, trade	402,000	142,000
Loss on sale and disposal of marketable securities	-	(1,006,000)
Other income/(expense) net	6,000	46,000
Net other expense	(284,000)	(1,407,000)

Net Loss	(82,000)	(21,537,000)

Preferred stock dividend	-	(125,000)
Net loss available to common stockholders	$(82,000)	$(21,662,000)

Basic and diluted loss per share	($0.00)	($0.21)
Preferred stock dividend	$0.00	($0.00)
Basic and diluted loss per share available to common stockholders	($0.00)	($0.21)

Weighted average basic and diluted common stock outstanding	147,048,000	101,426,000

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(82,000)	$(21,537,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,000	2,455,000
Impairment of intangible assets	0	18,356,000
Interest and amortization of costs associated with senior convertible notes	679,000	925,000
Gain on issuance of common stock for accrued research and development	(500,000)	-
Gain on settlement of accounts payable, trade	-	(142,000)
Repricing of and modifications to warrants	-	(648,000)
Amortization of restricted common stock, options and warrants issued for services	6,000	155,000
Loss on sale of marketable securities	-	471,000
Loss on disposal of marketable securities	-	535,000
Gain on write off of accounts payable	-	(445,000)
Bad debt expense	-	121,000
Loss on disposal of property and equipment	-	14,000
Change in operating assets and liabilities:
Accounts receivable, trade	(537,000)	(163,000)
Inventory	79,000	30,000
Prepaid expenses and other current assets	62,000	(12,000)
Accounts payable, trade	(379,000)	(233,000)
Accrued liabilities	497,000	(242,000)
Net cash used in operating activities	(164,000)	(360,000)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	2,000
Proceeds from sale of marketable securities	-	64,000
Cash provided by (used in) investing activities	-	66,000

Cash flows from financing activities:
Proceeds from sale of common stock, options, and warrants, net of offering costs	-	20,000
Cash provided by financing activities	-	20,000

Net decrease in cash	(164,000)	(274,000)
Cash at beginning of period	192,000	466,000
Cash at end of period	$28,000	$192,000

See accompanying notes to consolidated financial statements.

Vital Living, Inc.
Consolidated Statements of Cash Flows
(continued)

	Year Ended December 31,
	2006	2005
Supplemental cash flow information
Interest paid	$3,000	$3,000

Non cash investing activities
Issuance of common stock for interest	$512,000	$515,000
Issuance of common stock for intangibles	$-	$70,000
Conversion of Series C Preferred to common	$-	$500,000
Conversion of senior notes and accrued interest	$-	$60,000

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock			Common Stock
	Shares	Par Value	Discount	Shares	Par Value	Additional Paid-in-Capital, Common and Preferred	Stock, Options and Warrants Unamortized	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders Equity (Deficit)
Balance December 31, 2004	1,500,000	$1,000	$0	99,016,000	$99,000	$87,037,000	($214,000)	($72,000)	($946,000)	($65,990,000)	$19,915,000
Conversion of Series C Preferred stock to common stock	(500,000)	—	—	500,000	—	—	—	—	—	—	—
Common stock issued as dividend on Series C Preferred	—	—	—	250,000	—	250,000	—	—	—	(250,000)	—
Common stock issued for services	—	—	—	150,000	—	6,000	—	—	—	—	6,000
Common stock issued for settlements of accounts payable	—	—	—	528,000	1,000	56,000	—	—	—	—	57,000
Commons stock issued for payment of interest on Senior Secured Notes	—	—	—	8,972,000	9,000	506,000	—	—	—	—	515,000
Common stock issued for acquisitions of intangibles	—	—	—	1,000,000	1,000	69,000	—	—	—	—	70,000
Common stock issued in exchange for Senior Secured Convertible Notes	—	—	—	250,000	1,000	60,000	—	—	—	—	61,000
Sale of common stock	—	—	—	357,000	—	20,000	—	—	—		20,000
Forfeitable stock awards	—			1,102,000	1,000	(105,000)	104,000	—	—	—	—
Amortization of restricted common stock, options, and warrants issued for services	—	—	—	—	—	—	149,000	—	—	—	149,000
Re-pricing of options	—					—	(648,000)	—	—	—	(648,000)
Net loss	—									(21,537,000)	(21,537,000)
Comprehensive loss:	—	—	—		—	—	—	—	—
Sale of marketable securities	—	—	—	—	—	—	—	—	448,000	—
Loss on marketable securities	—	—	—		—	—	—	—	449,000	—
Comprehensive loss	—	—	—		—	—	—	—	897,000	—	897,000

Balance December 31, 2005	1,000,000	$1,000	$0	$112,125,000	$112,000	$87,899,000	($609,000)	($72,000)	($49,000)	($87,777,000)	($495,000)
		—			—	—	—	—	—
Common stock issued for services	—	—	—	95,000	—	3,000	—	—	—	—	3,000
Common stock issued for payment of interest on SR Secured Notes	—	—	—	39,964,000	40,000	476,000	—	—	—	—	516,000
Common stock issued in exchange for research and developemnent liability	—	—	—	12,500,000	13,000	238,000	—	—	—	—	251,000
Common stock issued as payment of penalty due on timely registration of stock in 2004	—	—	—	307,000	—	3,000	—	—	—	—	3,000
Recovery of stock issued in 2004 private placement				(432000)
Net loss	—	—	—	—	—	—	—	—	—	(82,000)	(82,000)

Balance December 31, 2006	1,000,000	$1,000	$0	$164,559,000	$165,000	$88,619,000	($609,000)	($72,000)	($49,000)	($87,859,000)	$196,000

See accompanying notes to consolidated financial statements.

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

In November 2002, we acquired M.A.F. BioNutritionals, LLC, or “MAF”. MAF formulates, markets, and distributes natural and organic food-based, preventative nutraceuticals and therapeutic and functional food products designed to support proactive human cell maintenance and rehabilitation, essential in the prevention and treatment of disease, as well as overall optimal body performance and metabolic function. As further described in Note 9, we sold the primary assets of MAF and discontinued its operations in September 2004.

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

Accounts receivable, trade

The company extends unsecured credit to its’ customers under normal trade agreements which generally require payment within 30-90 days. We determine any required allowance by considering numerous factors, including the length of time trade accounts receivable are past due and our loss history. Receivables are considered past due when they are unpaid greater than 30 days from the due date. We record an allowance for accounts when they become uncollectible, and payments subsequently received on such accounts are reflected as a reduction of that allowance. The allowance for doubtful accounts was $53,000 at December 31, 2006. Bad debt expense amounted to $0 and $121,000 in 2006 and 2005, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market, and consist of products available for sale and raw materials. At December 31, 2006, inventory amounted to $32,000, net of a reserve of $360,000.

Property and equipment

Property and equipment consists of office furniture, fixtures, and equipment, including computer hardware and software and various leasehold improvements. We record Property and equipment at cost. We provide for depreciation and amortization on a straight-line basis over the estimated useful lives ranging from three to ten years.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Goodwill

Goodwill represents the excess of the aggregate price paid by us over the value of the net equity acquired in an acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are no longer required to amortize goodwill, but are required to review goodwill for impairment at least annually or whenever events indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of December 31, 2006, no events had occurred that would indicate goodwill had been impaired. As of December 31, 2005, events had occurred that indicate goodwill had been impaired; accordingly, an impairment loss was recorded (see Note 5).

License agreement and other Intangible assets

These assets include trademarks, patents, formulations, customer lists, and various marketing and license agreements. We amortize intangible assets on a straight-line basis over the lesser of the correlating agreements or estimated useful lives ranging from two to 14 years. As of December 31, 2006, no events had occurred that would indicate any of these assets were impaired.

During 2006, we entered into two licensing agreements for $300,000 and $450,000 with Nutracea, Inc. The agreements give us the right to market two products, Relief First Capsules and Relief First Cream. Payments on these agreements will begin in September 2007 and continue for three (3) and five (5) years. We are in the process of completing a comprehensive marketing plan for the aforementioned products and have not determined the useful life or value of these agreements. Accordingly, we have not began to amortize the cost of these licensing agreements (See Note 6).

Long-lived assets

We review long-lived assets and identifiable other intangible assets to be held and used for impairment at least annually or When ever events or changes in circumstances indicate that the carrying amount may not be recoverable. We evaluate goodwill and other intangible assets arising from various acquisitions for impairment on at least an annual basis or when events occur that would indicate that impairment had occurred. We measure impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition.

Deferred charges

We capitalize costs associated with the issuance of debt instruments. We amortize these costs on a straight-line basis over the term of the debt instruments. Amortization expense was $679,000 and $925,000 for the years ended for the year ended December 31, 2006 and 2005, respectively. These amounts are recorded as a component of interest expense on the accompanying consolidated statement of operations.

Accounts Payable

During 2006, we recognized a net gain of $402,000 related to the settlement of certain accounts payable. Included in that gain was $253,000 that was derived from estimated settlement amounts for payables deemed under statute as no longer our liability. The balance of the gain represents an original $217,000 payable that we settled for $68,000. We believe that our net accounts payable is adequately stated and that all amounts written off were proper.

Financial instruments

Our financial instruments consist of cash, receivables, payables, and long-term debt. The carrying amount of cash, receivables, and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt as of December 31, 2006 approximates fair value because interest rates and debt discounts are reflective of market rates.

Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash. At various times during the year, our cash balances may be in excess of federally insured limits. We maintain our cash, which consists primarily of demand deposits, with high-quality financial institutions, which we believe limits this risk.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During 2006 one customer was responsible for 82.6% of our sales and accounted for 90.8% of our trade accounts receivable as of December 31, 2006. In January 2007, Stuart Benson, our CEO acquired a 50% interest in this customer (see Note 12).

During 2006 four vendors supplied all of our products for sale. One of these vendors accounted for 69.7% of our product purchases.

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

Research and development

We expense research and development costs relating to both present and future products when incurred. Research and development costs amounted to $151,000 and $72,000 for the years ended December 31, 2006 and 2005, respectively.

Net earnings per share

We account for earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share,” which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic earnings per share begins with income (loss) applicable to common stockholders (net income (loss) less preferred stock dividends) and is based on the weighted average number of common shares outstanding during each period presented. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. For the purpose of diluted earnings per common share, and only if such calculation results in dilution, preferred stock dividends will not reduce earnings; however, the weighted average common shares outstanding would increase representing the amount of common shares into which such preferred stock is currently convertible. During the years ended December 31, 2006 and 2005, we reported a net loss from operations; thus, the effects of dilutive securities were anti-dilutive, rendering basic and diluted loss per share the same. Convertible preferred stock, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive. Potentially dilutive securities excluded from the loss per share calculation for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Convertible preferred stock	1,000,000	1,000,000
Convertible debt	17,610,000	17,610,000
Warrants	31,680,000	30,580,000
Employee options	10,251,000	13,801,000
	60,541,000	62,991,000

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensations (“SFAS 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award.

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

The fair value of our stock-based awards to employees was estimated using the Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock-based awards to employees. The fair value of our stock-based awards (including re-priced warrants discussed above) was estimated assuming no expected dividends and the following weighted average assumptions for the years ended December 31, 2005:

Expected life in years	3.00
Expected stock price volatility	180.00%
Risk-free interest rate	4.00%
Average fair value per option/warrant	$0.05

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

There were no stock-based awards in 2006.

For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized over the respective vesting periods.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to our stock-based employee compensation for the year ended December 31, 2005:

2005
Net Loss as reported	$(21,537,000)

Add:
Stock based compensation included in determination of net loss	-
Re-pricing of warrants	(648,000)
Deduct:
Stock based employee compensation determined under fair value
based method for all awards, net of related tax effects	(689,000)
Net loss - pro forma	(22,874,000)

Net loss available to common shareholders - pro forma	$(22,874,000)

Basic and diluted loss per share
Basic and diluted loss per share available to common shareholders - as reported	$(0.21)
Basic and diluted loss per share - pro forma	$(0.23)
Basic and diluted loss per share available to common shareholders - pro forma	$(0.23)

Weighted average basic and diluted common stock outstanding	101,426,000

We granted warrants to our CEO in 2003. These warrants were subsequently re-priced. As a result of this re-pricing, the award is now accounted as a variable award. Due to a decline in the trading price of our common stock, there was a reduction in salaries and wages $648,000 for the adjustments of the variable award for the years ended December 31, 2005.

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. Generally, options fully vest immediately and expire 30 days after the employee leaves the company. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. We provide newly issued shares to satisfy stock option exercises. As there were no option awards granted during 2006 and all prior option awards were fully vested prior to January 1, 2006 there was no effect due to the implementation of SFAS 123R in the year ended December 31, 2006.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Recent accounting pronouncements

FIN 48 In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings, goodwill, deferred income taxes and income taxes payable in the Consolidated Balance Sheets. The Company does not expect that the adoption of FIN 48 will have a significant impact on the financial statements of the Company.

The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

 In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets" (SFAS 153). This Statement addresses the measurement of exchanges of nonmonetary assets and is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 has not had a material effect on the Company's financial position or results of operations.

In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“FASB Statement No. 156”). FASB No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FASB No. 156 is effective for years beginning after September 15, 2006. The Company does not believe FASB No. 156 will have a material effect on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the US SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We do not expect the adoption of FSP EITF 00-19-2 to have a material impact on our consolidated financial statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

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

Note 4 - Property and equipment

Property and equipment consists of the following at December 31:

2006
Computer hardware and software	$62,000
Office furniture and fixtures	24,000
Machinery and equipment	2,000
Gross property and equipment	88,000
Less accumulated depreciation	(71,000)
Net property and equipment	$17,000

Depreciation and amortization expense was $11,000 and $25,000 for the years ended December 31, 2006 and 2005, respectively.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 - Intangible assets

Intangible assets consisted of the following at December 31, 2006:

Un-Amortizable intangible assets
Goodwill	$3,296,000

	Gross Carrying	Accumulated Amortization and	Net Carrying
Amortizable intangible assets	Amount	Impairment	Amount

License agreement	$34,661,000	$(34,661,000)	$-
License agreement	4,093,000	(4,093,000)	-
License agreements	750,000	-	750,000
Marketing agreement	4,304,000	(4,304,000)	-
Trademarks and patents	20,000	(8,000)	12,000

Total amortizable intangible assets	$43,828,000	$(43,066,000)	$762,000

	Estimated	Accumulated
	Amortization	Amortization
	Expense	Expense

For the year ended December 31, 2007	$152,000	$43,218,000
For the year ended December 31, 2008	151,000	43,369,000
For the year ended December 31, 2009	152,000	43,521,000
For the year ended December 31, 2010	151,000	43,672,000
For the year ended December 31, 2011	151,000	43,823,000
For the year ended December 31, 2012	1,000	43,824,000
For the year ended December 31, 2013	1,000	43,825,000
For the year ended December 31, 2014	2,000	43,827,000
For the year ended December 31, 2015	1,000	43,828,000
For the year ended December 31, 2016	-	43,828,000
Totals	$762,000	$43,828,000

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

As a result of our review, goodwill and all other intangible assets were deemed not to be impaired at December 31, 2006. The goodwill of $3,296,000 is attributable to previous acquisitions as follows:

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

In 2005 certain note holders converted $60,000 of their note into common stock.

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

In October 2006, our Board of Directors approved a modification to Senior Notes and Series D Preferred Stock that allows for both of these securities to be converted into our common stock at current market price of the stock as defined in the Senior Note agreement. In exchange for this modification, the holders of such notes and Series D Preferred Stock would agree to forego future interest payments and extend the term of the note by twelve months. Both Messrs. Benson and Linn, abstained from voting on this matter, since they each own 50% of an entity that holders $1.0 million of Senior Notes and 1,000,000 shares of Series D Preferred Stock. As of March 30, 2007, we have not offered this opportunity to the holders of either the notes or the Series D Preferred Stock.

Amounts charged to interest expense is $1,192,000 and $1,034,000 for 2006 and 2005, respectively. In 2006, the balance included amortization of debt discount and deferred issue cost of $495,000 and $184,000, respectively. During 2005, the balance included amortization of debt discount and deferred issue cost of $697,000 and $228,000, respectively.

In connection with our 2002 MAF acquisition, we began making payments on a pre-existing SBA loan. We have made no payments of principal or interest against this loan since September 2004 (see Note 7). We entered into an agreement to sell the Boulder Bar product line and the purchaser assumed this debt. However, the purchaser has not complied with the terms of the agreement and we are seeking legal remedies. The principal balance of the loan is approximately $398,000 at December 31, 2006 and accrues interest at 8.25%. We have $401,000 included in our current liabilities related to this obligation.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In September and December 2006, we entered into supply and licensing agreements that grants us trademark rights. The agreements require us to pay $750,000 over five years beginning in the fourth quarter of 2007. These agreements include un-secured notes payable of $300,000 and $450,000 at 5% and 8% respectively, with payments beginning in September, 2007 through August 2011 as summarized in the table below.

Long-term debt consists of the following at December 31, 2006:

Notes
$4,226,000 Secured Notes; maturity December 2008;
interest at 12% per annum (may be paid in cash or
common stock); principal due at December 17, 2008	$4,226,000

Long-term notes payable - License agreement	750,000
Total	4,976,000

Lees - current portion long-term notes payable	(72,000)
Less unamortized debt discount	(948,000)

Net long-term debt	$3,956,000

Aggregate maturities of long-term debt for the subsequent five years ending December 31 are as follows:

	Senior	Un-secured
	Secured Notes	Notes Payable	Total
2007	$-	$72,000	$72,000
2008	4,226,000	216,000	4,442,000
2009	-	216,000	216,000
2010	-	186,000	186,000
2011	-	60,000	60,000
Total	$4,226,000	$750,000	$4,976,000

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

Weare in legal proceedings with the previous owners of COF over the re-purchase by them of the COF operations. On May 6th, 2005 Christophers’ Original Formulas, SFMB, Inc., Robert C Scott, Norman Bacala, and Ruth Christopher filed a complaint against Vital Living, Inc., Natures Systems, Inc., James R Jeppson, Stuart Benson, and Donald Hannah in the Third Judicial District Court for Salt Lake County, State of Utah. The Complaint alleges damages in excess of $400,000 relating to alleged breaches of a Settlement and a Release Agreement dated July 9, 2004. We and the other defendants have filed a Motion to Dismiss the action based on a variety of legal theories. We along with the related defendants also intend to vigorously defend against the claims of the plaintiffs. No evaluation presently can be made as to the final outcome of this case or the likelihood or range of potential recovery loss, if any, to us.

In October 2006, Timekeeping systems, Inc. (“TKI”) filed suit against us alleging that we conspired with Mitch Feinglass, our former COO, to hide certain assets for the purpose of frustrating TKI’s efforts to collect on TKI’s judgment against Mr. Feinglass in Ohio. Specifically TKI alleges that we paid certain consulting fees to two companies that Mr. Feinglass allegedly controlled, which TKI claims were offshore operations. TKI alleges that these funds should have been paid to Mr. Feinglass directly, and that paying them to the purported offshore entities amounted to a “conspiracy to commit a fraudulent conveyance.” TKI seeks damages against the company in an amount equal to TKI’s Ohio judgment of $105,000 plus interest for 6 years at 10%, attorneys’ fees, and costs. This suit is still in the initial pleading stage. We have filed an answer that denies all material allegations of the complaint, and intends to vigorously defend this suit.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In connection with our purchase of M.A.F. Group, LLC (“MAF”) in late 2002, we signed a document title “Unlimited Continuing Guaranty” (“Guaranty”) under which we agreed to unconditionally perform all of M.A.F.’s obligations under an SBA loan. This document was prepared by M.A.F.s counsel for the purpose of inducing the Commerce Bank (“Commerce”) to approve the sale of MAF to Vital Living, Inc. which required Commerces’ express approval under the terms of the SBA loan. Ultimately, MAF never sought Commerces’ approval, this document was never delivered to Commerce, and we assumed that the Guaranty had been discarded. In September 2004 we ceased making payments against the SBA loan (see Note 6 and 9) and eventually Commerce began pursuing William Coppel (former owner of MAF, and a former officer of VLI for a time after the acquisition of MAF before leaving us). We have an accrual of $401,000 included in our current liabilities relating to this obligation. In July 2006, Coppel, through counsel, wrote a letter to us demanding that the Company honor the Guaranty and satisfy his indebtedness under the SBA loan. We responded to the demand, outlining the reasons why the Guaranty is unenforceable and noting that we have a potential counterclaim against Mr. Coppel based upon his breaches of the separation agreement in connection with his resignation. Since our response in August 2006, Mr. Coppel has not made any further efforts to enforce the purported Guaranty against us. We intend to vigorously defend a lawsuit to enforce the Guaranty, should one ever be filed.

We lease office space under non-cancelable operating leases that expire in 2007. Future minimum lease payments under non-cancelable operating leases for the subsequent five years ending December 31 are approximately as follows:

2007	$36,000
2008	-
2009	-
2010	-
2011	-
Total	$36,000

Total rent expense was $135,000 and $103,000 for the years ended December 31, 2006 and 2005, respectively.

In connection with the ENI acquisition, we acquired certain rights to SkyePharma, PLC’s (“Skye”) GEOMATRIX® drug-delivery technology. In conjunction with that agreement we incurred $1.0 million in research and development liabilities, of which $750,000 remained un-paid at December 31, 2005. In June 2006 we exchanged 12,500,000 shares of our common stock valued at $250,000 for the $750,000 liability resulting in a gain of $500,000.

In September and December 2006, we entered into supply and licensing agreements that grants us trademark rights. The agreements require us to pay $750,000 over five years beginning in the fourth quarter of 2007 (see note 5).

Note 8 - Capital Stock

In July 2006, the board of directors and our stockholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 500,000,000, par value $.001 per share. We are currently authorized to issue up to 50,000,000 shares of preferred stock, par value $.001 per share. At December 31, 2006, our capital stock consisted of the following:

Capital Stock	Par Value	Authorized	Issued & Outstanding

Common Stock	$0.001	500,000,000	164,559,000
Preferred Stock	$0.001	50,000,000	1,000,000

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

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During 2006, 432,000 shares of common stock previously issued was cancelled. These shares were eventually deemed to be erroneously recorded as issued by us, but were never physically issued by our transfer agent.

During 2005 we negotiated a settlement of a $177,000 accounts payable balance for 318,750 shares of common stock with a value of $35,000 resulting in a gain of $142,000.

Common Stock Issued for interest

All the following common stock issuances were calculated by using a formula based on the fair market value of our common stock at the time of payment.

During January 2006, we issued 70,000 shares of our common stock in payment of $3,000 of interest due for the December 2005 semi-annual interest on our Senior Secured Convertible Notes.

During June 2006, we issued 13,424,322 shares of our common stock in payment of $256,404 of interest due for the June 2006 semi-annual interest on our Senior Secured Notes.

During December 2006, we issued 26,469,450 shares of our common stock in payment of $256,404 of interest due for the December 2006 semi-annual interest on our Senior Secured Notes.

During December 2006, we issued 307,493 shares of our common stock with a value of $3,000 in interest due to shareholders as a penalty due to our failure to timely file and have declared effective a registration statement for common stock issued during our November 2002 private placement and interest charges related to a penalty due to our failure to timely file and have declare effective a registration statement to register the shares of common stock issued in the December 20003 offering.

Common Stock Issued in Exchange for Research and Development Liability

During June 2006, we issued 12,500,000 shares of our common stock valued at $250,000 as payment for the $750,000 liability for research and development due to SkyePharma resulting in a gain of $500,000.

Common Stock Issued for Services and Settlements

In order to fund operating activities, we, from time to time, issue common stock in lieu of cash in exchange for goods or services.

During the year ended December 31, 2005 we issued 528,000 shares of restricted common stock with a value of $58,000 in consideration for consulting, investment banking, or other services rendered, compensation, release of debt, and various other claims that parties may have had against us.

During the years ended December 31, 2006 and 2005, 95,000 and 250,000 shares of common stock with a value of $4,000 and $12,000 respectively, were issued to directors for director services and to various consultants for various consultations and advisory services to be provided over a period ranging from 12 months to two years. These shares were originally capitalized as a component of equity and amortized to expense over the vesting periods. For the years ended December 31, 2006 and 2005, $3,000 and, $93,000, respectively was amortized to expense. The value of unamortized restricted common stock issued for services as of December 31, 2006 and 2005 was $0.

Preferred Stock

Preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of shares of preferred stock could adversely affect the rights of the holders of common stock and therefore, reduce the value of the common stock. In June 2006 the Series D Preferred Stock was acquired by a partnership controlled by the CEO and COO/CFO (see Note 12).

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

VITAL LIVING, INC. AND SUBSIDIARIES
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

In June 2006 the Series D Preferred Stock was acquired by a partnership owned 50% each by Stuart Benson and Gregg Linn (see Note 12).

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

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Note 9 - Discontinued Operations

On September 30, 2004, MAF entered into an agreement to sell all properties, rights and assets used or useful in connection with its product line, Boulder Bar. This was the primary asset in MAF. MAF received a $50,000 cash payment, a $50,000 promissory note and the purchaser has agreed to continue serving the SBA debt obligation of approximately $419,000 at December 31, 2005 (see note 7), accruing interest at 9.75%, which is secured by the aforementioned asset. As a result of this transaction, during 2004, the Company recorded an impairment charge related to the remaining $104,000 of intangible assets related to the MAF acquisition and a charge of $38,000 related to other MAF assets deemed to be of no remaining value. Additionally, during 2005 we accrued a charge of $50,000 to bad debt expense for the balance of the note receivable which remains un-collected.

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

Upon conversion of the 3,712,000 shares of Series A Preferred Stock and corresponding stock dividends, we will ultimately issue 859,422 Series A Warrants. During 2004, pursuant to the warrant offering in November and December 2004, one holder of the Series A warrants exercised 277,831 warrants at $0.10 per warrant resulting in gross proceeds of approximately $28,000. As of December 31, 2006, there were 581,591 Series A Warrants outstanding.

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

As of December 31, 2006, there were 1,367,500 Series B Warrants and 1,367,500 Series C Warrants outstanding.

Series D and Series E Warrants

Series D and Series E Warrants were issued in connection with the April 2003 Series B Preferred Stock and July 2003 Series C Preferred Stock private placements. The Series D and Series E Warrants have exercise prices of $1.30 and $1.60, respectively, and may be exercised at the option of the holder at any time for a period of five years from the date of issuance. The exercise prices are subject to adjustment for stock splits, dividends, reclassifications, and other typical corporate actions. As of December 31, 2006, there were 1,950,000 Series D Warrants and 1,500,000 Series E Warrants outstanding.

Series F Warrants

Series F Warrants were issued in connection with the July 2003 amendment of one of our strategic consulting agreements. The Series F Warrants have an exercise price of $1.00 per share and may be exercised at the option of the holder at any time for a period of five years from the date of issuance. The exercise price is subject to adjustment for stock splits, dividends, reclassifications, and other typical corporate actions. As of December 31, 2006, there were 125,000 Series F Warrants outstanding.

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

In December 2004, the holders of the G warrants exercised their right to convert the warrant in 5.8 million shares of our common stock. As of December 31, 2006, no G warrants and 3.9 million H warrants were outstanding. We received no consideration related to the G warrant conversion into our common stock. There were no transactions involving G or H warrants during 2005 and 2006.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

In January 2006 we granted 1,000,000 warrants to purchase common stock at $0.001 per share to Atlas Capital as part of our agreement with them to provide investment banking services to us. The current value of these warrants was immaterial.

In January 2006, we granted 100,000 warrants to purchase common stock at prices ranging from $0.20 to $0.30 per share to an employee of one of our distributors.

In aggregate, as of December 31, 2006, there were 20,888,000 of these warrants outstanding.

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

The combined plans had 10,251,000 options outstanding at December 31, 2006 and 2005, with exercise prices ranging from $0.04 to $1.00. At December 31, 2006, there were an aggregate of 14,145,000 options available under the plans for future grant.

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

	2006			2005
	Number Granted	Fair Value	Exercise Price	Number Granted	Fair Value	Exercise Price
Options & Warrants	1,100,000	$4,900	$0.001-0.30	3,550,000	$142,000	$0.04

	1,100,000	$4,900		3,550,000	$142,000

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The fair value of certain of these options and warrants are being amortized over their respective vesting periods, which range from zero to 36 months. For the year ended December 31, 2005, $51,000 was amortized to expense. The fair value of unamortized options and warrants issued for services at December 31, 2006 and 2005 was $0.00.

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

In accordance with FIN No. 44, we adjust expense upward or downward on a monthly basis based on the trading price at the end of each period. As a result, we recorded a net credit to salaries and benefits expense of approximately $648,000 during the year ended December 31, 2005. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensations (“SFAS 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award.. As there were no option awards granted in the twelve months ended December 31, 2006 and all prior option awards were fully vested prior to January 1, 2006 there was no effect due to the implementation of SFAS 123R in twelve months ended December 30, 2006.

In January 2002, we issued 125,000 options to an employee under our 2001 Stock Option Plan. The options have an exercise price of $1.00 per share, expire in four years, and vest quarterly, 40,000 in the first year, 45,000 in the second year, and 40,000 in the third year. The fair value of the options using the Black-Scholes option-pricing model was determined to be zero. The current aggregate intrinsic value of the options outstanding and exercisable is $0.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Summary of Options and Warrants

A summary of stock option activity for employees and directors for the years ended December 31 is as follows:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	13,801,000	$0.09	401,000	$0.09
Granted	-		13,400,000
Cancelled	(3,550,000)		-	$0.09
Exercised	-		-
Outstanding at end of period	10,251,000	$0.09	13,801,000	$0.09

Exercisable at end of period	10,251,000	$0.09	13,801,000	$0.09

Information about stock options outstanding at December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price

$0.65 - $1.00	401,000	1.75	$0.87	401,000	$0.91
$0.04 - $0.08	9,850,000	0	$0.06	9,850,000	$0.06

	10,251,000			10,251,000

A Summary of warrant activity for non-employees for the years ended December 31 is as follows:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	30,580,000	$0.46	31,815,000	$0.46
Granted	1,100,000	0.001	-	-
Cancelled	-	-	(1,235,000)	-
Exercised	-	-	-	-
Outstanding at end of period	31,680,000	$0.46	30,580,000	$0.46

Exercisable at end of period	31,680,000	$0.46	30,580,000	$0.46

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information about warrants outstanding at December 31, 2006 is as follows:

	Warrants Outstanding & Exercisable
		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Shares	Contractual	Exercise
Prices	Outstanding	Life	Price

$0.01 - $0.35	27,523,000	3.10	$0.13
$0.54 - $1.00	125,000	1.98	$-
$1.30 - $1.65	3,450,000	2.52	$0.16
$2.00	582,000	1.42	$0.04
	31,680,000	3.00	$0.34

Note 11 - Income Taxes

Components of the deferred tax asset (liabilities) as of December 31 are as follows:

	2006	2005
Net operating loss carryforwards	$12,496,000	$11,715,000
Marketable securities	214,000	214,000
Accounts receivable	161,000	161,000
Deferred compensation	3,038,000	3,038,000
Inventories	-	0
Amortizable intangibles	14,861,000	15,600,000
Other temporary differences	20,000	42,000
	30,790,000	30,770,000
Less valuation allowance	(30,790,000)	(30,770,000)
	$-	$-

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

As we have had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2006 and 2005. During the years ended December 31, 2006 and 2005, a current income tax benefit of $20,000 and $8,601,000, respectively, was offset by an equal deferred income tax provision primarily related to the increase in the valuation allowance. The valuation allowance increased $20,000 during 2006 due to our current period net loss. Due to this increase in the valuation allowance, the effective tax rate has been reduced to 0% for the years ended December 31, 2006 and 2005. As of December 31, 2006, we had net operating loss carry forwards for federal income tax reporting purposes of approximately $34,100,000 which expire at varies periods through 2025. The utilization of such operating losses may be limited.

A reconciliation of statutory to effective income tax rates is as follows for years ended December 31:

	2005		2004
Federal statutory rates	-34%	$(28,000)	-34%	$(9,578,000)
State	-6%	(5,000)	-6%	(1,690,000)
Valuation allowance	40%	21,000	40%	11,201,000
Other	-	12,000	-	67,000
Effective rate	0%	$-	0%	$-

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

Officers and Directors

During 2005 a partnership owned 50% each by Stuart Benson, CEO and Gregg Linn COO/CFO acquired a $40,000 from the original holder of the Senior Secured Note.

In 2006 an entity owned 50% each by Stuart Benson, our President and CEO and Gregg Linn, our COO and CFO acquired the $1,000,000 Series D Preferred Stock and $1,000,000 of the Senior Secured Convertible Note from the original holder Senior Secured Note for $417,000. Prior to purchasing these securities, Mr. Benson and Linn offered us the ability to purchase these securities, which we declined. Our Board of Director determined that we did not have adequate financial resources to purchase these securities and approved the purchase by Mr. Benson and Linn. Mr. Benson and Linn abstained from voting on this transaction.

During 2005, we issued 100,000 and 150,000 shares of restricted common stock to then Directors, Carson Beadle and David Allen, respectively, in exchange for director services for a combined fair market value of $12,000. During 2004 we issued 165,000 shares to Michael Cardamone in exchange for director services with a fair market value of $35,000.

During 2006 and 2005, $12,000 and $14,000, respectively was either paid directly or amounts paid on behalf of Mr. Hannah, our former Chairman. These amounts were paid for services requested by management that were deemed outside the scope of his role as Chairman.

During 2006, we paid Michael Cardamone, a director, $10,000 for services deemed outside the scope of his role as a director.

During 2006, we paid Carson Beadle, a former director, $8,000 for services deemed outside the scope of his role as a director.

In November 2006, effective January 2007, our President and CEO, Stuart Benson, became a 50% shareholder in our largest distributor Wellness Watchers Global LLC (“WWG”), which is the successor entity to Wellness Watchers, LLC (“WW”). WWG accounted for 82.6% of our sales during 2006 and 90.8% of our trade receivables at December 31, 2006. WWG acquired all of the assets and liabilities of WW. We expect that substantially all of our going forward sales in 2007 are with this related party. In November 2006, our Board of Directors acknowledged both the related party nature of the transaction as well as the potential conflict of interest and approved Mr. Benson entering into this arrangement to acquire WWG with us. Mr. Benson abstained from voting on this transaction. At December 31, 2006 WWG owed the Company $933,000. At March 31, 2007, WWG still owed us $161,000 of the balance due from WWG at December 31, 2006.

In January 2006, we entered into a service agreement with Red Rock Advisors, LLC, an entity controlled by Gregg Linn, our COO and CFO for outside services related to the creation, development and management of an infomercial that utilizes our product line. These services were deemed outside his role as COO and CFO. Pursuant to the agreement, Red Rock Advisors, LLC will be paid $7,500 per month for six months, beginning in January 2007 as well as per unit fee for all future products sold through the infomercial. As of March 31, 2007, we owe Red Rock Advisors, LLC $22,500 for prior services rendered. Our Board of Directors acknowledged both the related party nature of this transaction as well as the potential conflict of interest and approved Mr. Linn entering into this transaction. Mr. Linn abstained from voting on this transaction.

In January 2006, we entered into a talent service agreement with WWG, an entity 50% owned Stuart Benson, our President and CEO for promotional, talent and acting services related to the infomercial that utilizes our product line. Pursuant to the agreement, WWG will be paid a per unit fee for all future products sold through the infomercial.

In January 2007 an entity owned 100% by Stuart Benson, our President and CEO acquired a $192,000 of Senior Secured Convertible Notes from the original holder Senior Secured Note from the original holder for $40,000.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In January 2007, Michael Cardamone, a director, also became an employee of Wellness Watchers Global, LLC, our major distributor, an entity 50% owned by Stuart Benson our President and CEO.

In February 2007, VTLV II LLC, an entity controlled by Stuart Benson, made a payment of $25,000 on our behalf to one of our suppliers. The $25,000 is recorded as a liability to VTLV II LLC.

During the first quarter of 2007, we made rent payments totaling $3,000 for office space for our President and CEO in Boca Raton, FL. This office is the same office of Wellness Watchers Global, LLC, our major distributor, an entity 50% owned by Stuart Benson, our President and CEO.

Shareholders

In 2006 we granted Atlas Capital Services LLC, a stockholder, 1,000,000 warrants at an exercise price of $0.001 in conjunction with an agreement with them to provide consulting, investment and financial services. During 2006 we paid Atlas $67,500 for such services We have several agreements with HCFP/Brenner Securities, LLC (“Brenner”), a stockholder, to provide consulting, investment, or financial services. During 2005 we paid Brenner $75,000 for such services.

Note 13 - Concentrations

During 2006 one customer was responsible for 82.6% of our sales and accounted for 90.8% of our trade accounts receivable as of December 31, 2006. In January 2006 Stuart Benson, CEO acquired a 50% interest in this customer (see Note 12).

During 2006 four vendors supplied all of our products for sale. One of these vendors one accounted for 69.7% of our product purchases.