Form 10QSB
period 2007-03-31
VITAL LIVING INC
filed 2007-05-15
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-33211

VITAL LIVING, INC
(Exact name of small business issuer as specified in its charter)

Nevada	88-0485596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

1289 Clint Moore Road, Boca Raton, FL 33487
(Address of principal executive offices)

(602) 952-9909
(Issuer’s telephone number)

5080 N. 40th St., Suite 105
Phoenix, AZ 85018-2147
(Former name, Former address and former Fiscal Year, if changed since last report)

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

As of May 10, 2007, there were 164,559,000 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (a) defined in Reg. 12.6-2 of the Exchange Act. Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	March 31,	December 31,
	2007	2006
Assets	(Unaudited)	(Unaudited)
Current assets:
Cash	$-	$28,000
Accounts receivable, trade; net of allowance for doubtful accounts of $3,000 and $53,000, respectively	1,532,000	1,025,000
Inventory, net of reserve of $0 and $360,000, respectively	31,000	32,000
Prepaid expenses and other current assets	7,000	13,000
Total current assets	1,570,000	1,098,000

Other assets:
Deferred debt issuance costs, net of accumulated amortization of $634,000 and $588,000, respectively	308,000	354,000
Property and equipment, net	15,000	17,000
Goodwill	3,296,000	3,296,000
License agreement, net of accumulated amortization of $38,000 and $0, respectively	713,000	750,000
Other intangible assets, net	12,000	12,000
Other non-current assets	18,000	24,000
Total other assets	4,362,000	4,453,000

Total assets	$5,932,000	$5,551,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Cash overdraft	$2,000	$-
Accounts payable, trade	884,000	724,000
Accrued and other current liabilities	325,000	202,000
Notes payable	401,000	401,000
Long-term notes payable - current portion	204,000	72,000
Total current liabilities	1,816,000	1,399,000

Long-term debt, net of unamortized debt discount of $824,000 and $948,000 respectively	3,402,000	3,278,000
Longterm notes payable, net of current portion	546,000	678,000
Total liabilities	5,764,000	5,355,000

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock - Series D, $0.001 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized; 164,983,000 issued and 164,559,000 shares outstanding, respectively	165,000	165,000
Additional paid-in capital	88,619,000	88,619,000
Stock, options, and warrants – unamortized	(609,000)	(609,000)
Treasury stock, 424,000 shares at cost	(72,000)	(72,000)
Accumulated other comprehensive loss	(49,000)	(49,000)
Accumulated deficit	(87,887,000)	(87,859,000)
Total stockholders’ equity	168,000	196,000

Total liabilities and stockholders’ equity	$5,932,000	$5,551,000

See accompanying notes to financial statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Revenue, net	$1,438,000	$1,333,000
Cost of goods sold	627,000	618,000
Gross profit	811,000	715,000
Administrative expenses
Salaries and benefits	194,000	169,000
Professional and consulting fees	57,000	140,000
Selling, general and administrative	235,000	271,000
Research and development	-	22,000
Depreciation and amortization	40,000	3,000
Total administrative expenses	526,000	605,000
Net income from operations	285,000	110,000
Other expense (net)
Interest expense (net)	(314,000)	(297,000)
Net loss available to common stockholders	$(29,000)	$(187,000)

Basic and diluted loss per share available
to common stockholders	$(0.00)	$(0.00)
Weighted average basic and diluted
common stock outstanding	164,559,000	112,196,000

See accompanying notes to financial statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(29,000)	$(187,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,000	3,000
Amortization of costs associated with senior convertible notes	170,000	170,000
Gain on settlement of accounts payable, trade	-	0
Repricing of and modifications to warrants	-	0
Amortization of restricted common stock, options and warrants
issued for services	-	6,000
Allowance for doubtfull accounts	(50,000)	-
Inventory reserve	(360,000)	-
Change in operating assets and liabilities:
Accounts receivable, trade	(457,000)	(373,000)
Inventory	361,000	52,000
Prepaid expenses and other assets	11,000	15,000
Accounts payable, trade	160,000	77,000
Accrued and other current liabilities	123,000	89,000
Cash used in continuing activities	(30,000)	(148,000)

Cash flows from investing activities:
Purchases of property, equipment and intangibles	-	-
Cash used in investing activities	-	-

Cash flows from financing activities:
Payment on notes payables	-	-
Cash used in financing activities	-	-

Net decrease in cash	(30,000)	(148,000)
Cash at beginning of period	28,000	192,000
Cash at end of period	$(2,000)	$44,000

Supplemental cash flow information

Interest paid	$-	$-

See accompanying notes to financial statements.

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Un-audited)

Note 1 - Interim Financial Information

We have included the consolidated balance sheet as of March 31, 2007, the consolidated statements of operations for the three months ended March 31, 2007 and 2006, and the consolidated statements of cash flows for the three months ended March 31, 2007 and 2006. The consolidated balance sheet as of December 31, 2006 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-KSB, for the year ended December 31, 2006. It is our opinion that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB, for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

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

At the end of April 2007, we closed our Phoenix, AZ corporate office. Our corporate office is now located at 1289 Clint Moore Road, Boca Raton, FL, 33487. Our phone number remains 602-952-9909. Our toll-free number remains 866-409-6262. These offices share space with Wellness Watchers Global (“WWG”), our largest distributor, in which our CEO Stuart Benson has a 50% interest (see Note 10). We are paying $1,500 per month of WWG’s rent in return for our office space there. In April 2007 our COO/CFO Gregg Linn resigned his positions. We have 2 employees, both of whom work in the Boca Raton location.

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

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Un-audited)

We are continually improving, acquiring, or developing products for sale to generate revenue to generate incremental revenue that may further enhance our operations, as well as continuing the on-going process of creating additional cost synergies and operating efficiencies. If successful, these actions will serve to mitigate the factors that have raised doubt about our ability to continue as a going concern and increase the availability of resources for funding of our current operations and future market development. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

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

Stock- based compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. Generally, options fully vest immediately and expire 30 days after the employee leaves the company. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. We provide newly issued shares to satisfy stock option exercises. As there were no option awards granted in the three months ended March 31, 2007 and all prior option awards were fully vested prior to January 1, 2006 there was no effect due to the implementation of SFAS 123R in the three month period ended March 31, 2007.

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Un-audited)

Net loss per share

We account for earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share,” which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations. Basic EPS begins with income (loss) applicable to common stockholders (net income (loss) less preferred stock dividends) and is based on the weighted average number of common shares outstanding during each period presented. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. In computing basic net loss per share available to common stockholders, net loss is increased by cumulative dividends on preferred stock when they are declared even if they are not paid. If a class of preferred stock contains dividend rights that are not cumulative, then the amount of the dividend is not considered in determining the net loss available to common stockholders until it is paid. For the purpose of diluted earnings per common share, and only if such calculation results in dilution, preferred stock dividends will not reduce earnings; however, the weighted average common shares outstanding would increase representing the amount of common shares into which such preferred stock is currently convertible. During the periods ended March 31, 2007 and 2006, we reported a net loss from operations; thus, the effects of dilutive securities were anti-dilutive, rendering basic and diluted loss per share the same. Convertible preferred stock, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive. Potentially dilutive securities excluded from the loss per share calculations for the three months ended March 31, 2007, and 2006 are as follows:

	March 31,	March 31,
	2007	2006

Convertible preferred stock	1,000,000	1,000,000
Convertible debt	17,610,000	17,610,000
Warrants	31,680,000	31,580,000
Stock options	10,251,000	15,109,000

	60,541,000	65,299,000

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Un-audited)

Note 5 - Intangible assets

Intangible assets consisted of the following:

	March 31, 2007
Un-amortizable intangible assets-Goodwill	$3,296,000

	Gross carrying	Accumulated	Net carrying
Amortizable intangible assets	amount	amortization	amount
License agreement	$750,000	$(37,000)	$713,000
Trademarks and patents	20,000	(8,000)	12,000
Total amortizable intangible assets	$770,000	$(45,000)	$725,000

	December 31, 2006
Un-amortizable intangible assets-Goodwill	$3,296,000

Amortizable intangible assets	Gross carrying amount	Accumulated amortization and impairment	Net carrying amount
License agreement	$7,500,000	$-	$7,500,000
Trademarks and patents	20,000	(6,000)	14,000
Total amortizable intangible assets	$7,520,000	$(6,000)	$7,514,000

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

As a result of our review, the remaining goodwill was deemed to be fairly stated at March 31, 2007 and December 31, 2006. The goodwill of $3,296,000 is attributable to previous acquisitions as follows:

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

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Un-audited)

In connection with our 2002 acquisition of M.A.F. Group, LLC (“MAF”), we began making payments on a pre-existing SBA loan. We have made no payments of principal or interest against this loan since September 2004. At that time we entered into an agreement to sell the Boulder Bar product line and the purchaser assumed this debt. However, the purchaser has not complied with the terms of the agreement and we are seeking legal remedies. The principal balance of the loan is approximately $398,000 at March 31, 2006 and accrues interest at 8.25%. We have $401,000 included in our in our current liabilities related to this obligation.

In connection with the Company’s purchase of MAF in late 2002, the Company signed a document title “Unlimited Continuing Guaranty” (“Guaranty”) under which we agreed to unconditionally perform all of MAF’s obligations under an SBA loan. This document was prepared by MAF’s counsel for the purpose of inducing the Commerce Bank (“Commerce”) to approve the sale of MAF to Vital Living, Inc. which required Commerces’ express approval under the terms of the SBA loan. Ultimately, MAF never sought Commerces’ approval, this document was never delivered to Commerce, and we assumed that the Guaranty had been discarded. In September 2004 we ceased making payments against the SBA loan (see above) and eventually Commerce began pursuing William Coppel (former owner of MAF, and an officer of VLI for a time after the acquisition of MAF before leaving the Company). In July 2006, Coppel, through counsel, wrote a letter to the Company demanding that the Company honor the Guaranty and satisfy his indebtedness under the SBA loan. The Company responded to the demand, outlining the reasons why the Guaranty is unenforceable and noting that the Company has a potential counterclaim against Mr. Coppel based upon his breaches of the separation agreement in connection with his resignation. Since the Company’s response in August 2006, Mr. Coppel has not made any further efforts to enforce the purported Guaranty against the company. The Company intends to vigorously defend a lawsuit to enforce the Guaranty, should one ever be filed.

In October 2006, Timekeeping systems, Inc. (“TKI”) filed suit against us alleging that we conspired with Mitch Fineglass, our former COO, to hide certain assets for the purpose of frustrating TKI’s efforts to collect on TKI’s judgment against Mr. Feinglass in Ohio. Specifically TKI alleges that we paid certain consulting fees to two companies allegedly controlled, which TKI claims were offshore operations. TKI alleges that these funds should have been paid to Mr. Feinglass directly, and the paying them to the purported offshore entities amount to a “conspiracy to commit a fraudulent conveyance.” TKE seeks damages against the company in an amount equal to TKI’s Ohio judgment of $105,000 plus interest for 6 years at 10%, attorneys’ fees, and costs. This suit is still in the initial pleading stage. We have filed an answer that denies all material allegations of the complaint, and intend to vigorously defend this suit.

In September and December of 2006 we entered into licensing agreements for $300,000 and $450,000, respectively, that grant us certain trademark rights. These agreements include promissory notes which require us to pay the above amounts over a five (5) year period beginning in September 2007. We are amortizing these agreements on a straight-line basis over a five (5) year period beginning in January 2007.

Note 7 - Capital Stock

Common Stock Issued for Services and Settlements

In order to fund operating activities, we issue common stock from time to time in lieu of cash in exchange for goods or services.

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Un-audited)

During the three months ended March 31, 2007 there was no stock issued by the company.

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

Note 9 - Concentrations

During the three months ended March 31, 2007 and 2006, one customer was responsible for 83% and 78% of our sales, respectively. The same customer accounted for 89% and 76%, of our trade accounts receivable as of March 31, 2007 and 2006, respectively. Effective January 2007, our President and CEO, Stuart Benson, became a 50% shareholder in this distributor (see Note 10).

During the three months ended March 31, 2007 and 2006, two vendors supplied all of our products for sale, accounting for 22% and 10% of our product and materials purchases, respectively for the three months ended March 31, 2007 and 2006, respectively.

Note 10 - Related Party Transactions

During June 2006, VTLV LLC, an entity jointly controlled by our CEO/President and our COO/CFO or their assigns, purchased $1.0 million of our Senior Secured Notes and 1.0 million shares of our Preferred Stock from an existing stockholder. Prior to this purchase, in June 2006, our Board of Directors determined that we did not have the necessary resources to fund the purchases of these securities and allowed our CEO/President and COO/CFO to acquire these securities. In April 2007, VTLV LLC sold those securities to another investor.

In November 2006, effective January 2007, our President and CEO, Stuart Benson, became a 50% shareholder in our largest distributor Wellness Watchers Global LLC (“WWG”), which is the successor entity to Wellness Watchers, LLC (“WW”). WWG accounted for 83% of our sales during 2006 and 90.8% of our trade receivables at December 31, 2006. WWG acquired all of the assets and liabilities of WW. Our Board of Directors acknowledged both the related party nature of the transaction as well as the potential conflict of interest and approved Mr. Benson entering into this transaction with us. Note that Mr. Benson abstained from voting on this transaction. At December 31, 2006 WWG owed the Company $933,000. At March 31, 2007, WWG still owed us $161,000 of the balance due from WWG at December 31, 2006 however, as of May 10th, 2007 the full balance of the receivable existing at December 31, 2006 has been paid.

In January 2007, we entered into a service agreement with Red Rock Advisors, LLC, an entity controlled by Gregg Linn, our COO and CFO for outside services related to the creation, development and management of an infomercial that utilizes our product line. These services were deemed outside his role as COO and CFO. Pursuant to the agreement, Red Rock Advisors, LLC will be paid $7,500 per month for six months, beginning in January 2007 as well as per unit fee for all future products sold through the infomercial. Our Board of Directors acknowledged both the related party nature of this transaction as well as the potential conflict of interest and approved Mr. Benson entering into this transaction. Note that Mr. Linn abstained from voting on this transaction.

During the first quarter of 2007, we made rent payments totaling $3,000 for administrative office space for the Company in Boca Raton, FL. This office is in the same office of WWG, our major distributor, an entity 50% owned by Stuart Benson, our President and CEO. The Company pays $1,500 per month, a portion of WWG’s total rent, to the landlord of WWG.

ITEM 2. Management’s Discussion and Analysis or Plan of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this filing and in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely affect revenues, profitability, cash flows, and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include those set forth in our Form 10-KSB for the year ended December 31, 2006.

Overview

We develop and market nutritional fruit and vegetable supplements, protein supplements, and nutraceuticals products. Through a licensing agreement, we also have certain rights for the use of a pharmaceutical delivery system known as “GEOMATRIX.®” Our principal products currently are GreensFIRST®, Red Alert™, Dream Protein™, ReliefFIRST™, and Complete Essentials™. We distribute our products primarily in the following two distribution channels:

•  healthcare practitioners, including physicians, condition specialists, chiropractors, nutritionists, and trainers who promote or prescribe our products;

•  regional nutritional distributors that market our proprietary products and patient selling system directly to healthcare practitioners who utilize our proprietary selling system to market our products directly to consumers.

Results of Operations

Quarter Ended March 31, 2007 Compared with the Quarter Ended March 31, 2006

The following sets forth selected financial data and its percentage of revenue for the comparative three months ended:

	March 31, 2007		3/31/06 12:00 AM		Increase
	Amount	%	Amount	%	(Decrease)
Revenue, net	$1,438,000	100.0%	$1,333,000	100.0%	$105,000
Cost of goods sold	627,000	44.0%	618,000	46.0%	9,000
Gross profit	811,000	56.0%	715,000	54.0%	96,000
Administrative expenses
Salaries and benefits	194,000	13.0%	169,000	13.0%	25,000
Professional and consulting fees	57,000	4.0%	140,000	11.0%	(83,000)
Selling, general and administrative	235,000	16.0%	271,000	20.0%	(36,000)
Research and development	-	0.0%	22,000	2.0%	(22,000)
Depreciation and amortization	40,000	3.0%	3,000	0.0%	37,000
Total	526,000	36.0%	605,000	46.0%	(79,000)
Net income from operations	285,000	20.0%	110,000	8.0%	175,000
Other expense, net
Interest expense (net)	(314,000)	-22.0%	(297,000)	-22.0%	(17,000)
Net loss	$(29,000)	-2.0%	$(187,000)	-14.0%	$158,000

Revenue, net:

Revenue for the quarter ended March 31, 2007 was $1,438,000 compared with $1,333,000 for the quarter ended March 31, 2006, an increase of $105,000. This increase was is attributable to continued growth across our product lines.

Cost of Goods Sold and Gross Profit:

Cost of goods sold for the quarter ended March 31, 2007 was $627,000 compared with $618,000 for the quarter ended March 31, 2006, a decrease of $9,000. This decrease is the result of our continued efforts to reduce product costs. Our gross margin in the quarters ended March 31, 2007 and 2006 was 56% and 54%, respectively.

Administrative Expenses:

Salaries and benefits for the quarter ended March 31, 2007 was $194,000 compared with $169,000 for the quarter ended March 31, 2006. This increase of $25,000 is the result of a pay increases to our employees, including our CEO and CFO/COO who received contractual pay increase beginning January 1, 2007, offset by the reduction of total employees from five (5) in the prior quarter to four (4) in the current quarter.

Professional and consulting fees were $57,000 for the quarter ended March 31, 2007 compared with $140,000 for the quarter ended March 31, 2006, a decrease of $83,000. This decrease reflects the on-going effort to reduce the use of outside consultants.

Selling, general and administrative expenses for the quarter ended March 31, 2007 were $235,000 compared with $271,000 for the quarter ended March 31, 2006, a decrease of $36,000. The decrease is the result of our efforts to reduce staff, out-source certain functions, and focus on cost containment and expense management.

Research and development costs are expensed as incurred and totaled $0 for the quarter ended March 31, 2007 compared with $22,000 for the quarter ended March 31, 2006, an decrease of $22,000. The decrease was due to the winding down of certain consulting agreements and managing the research and development effort in-house.

Depreciation and amortization expense for the quarter ended March 31, 2007 was $40,000 compared with $3,000 for the quarter ended March 31, 2006, an increase of $37,000. The increase is the result of the amortization of the license agreements entered into in September and December of 2006.

Other Income (Expense):

Interest expenses (net) for the quarter ended March 31, 2007 was $314,000 compared to $297,000 for the quarter ended March 31, 2006. This increase of $17,000 is the result of the accrued interest due on the notes payable required by the license agreements.

Net Loss :

Our net loss for the quarter ended March 31, 2007 was $29,000 compared with $187,000 for the quarter ended March 31, 2006, a decrease of $158,000. The decline resulted from the combination of a $96,000, or 13%, quarterly comparative growth, in our gross margins during the first quarter of 2007, a $83,000 reduction of professional and consulting fees, a $36,000 reduction of selling, general and administrative expenses, and $22,000 reduction in research and development costs, offset by a $25,000 increase in: salaries, and a $37,000 increase in amortization costs.

Liquidity and Capital Resources:

At March 31, 2002, we had a bank overdraft of $2,000.

Cash flows used in operating activities was $30,000 and $148,000 during the three months ended March 31, 2007 and 2006, respectively, The $118,000 decrease in the three months ended March 31, 2007 resulted from the continuing decrease in our net loss due to our on-going cost containment and expense management program.

Cash flows used in investing activities were $0 during the three months ended March 31, 2007 and 2006.

Cash flows used in financing activities were $0 during the three months ended March 31, 2007 and 2006.

Our working capital position at March 31, 2007 was ($246,000) compared to ($301,000) at December 31, 2006. We expect to fund our on-going business activities from the cash generated through continuing operations.

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

We are continually improving, acquiring, or developing products for sale to generate revenue to generate incremental revenue that may further enhance our operations, as well as continuing the on-going process of creating additional cost synergies and operating efficiencies. If successful, these actions will serve to mitigate the factors that have raised doubt about our ability to continue as a going concern and increase the availability of resources for funding of our current operations and future market development. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

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

As we have had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at March 31, 2007 and December 31, 2006.

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

ITEM 3. Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and acting Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2006, Timekeeping systems, Inc. (“TKI”) filed suit against us alleging that we conspired with Mitch Fineglass, our former COO, to hide certain assets for the purpose of frustrating TKI’s efforts to collect on TKI’s judgment against Mr. Feinglass in Ohio. Specifically TKI alleges that we paid certain consulting fees to two companies allegedly controlled, which TKI claims were offshore operations. TKI alleges that these funds should have been paid to Mr. Feinglass directly, and the paying them to the purported offshore entities amount to a “conspiracy to commit a fraudulent conveyance.” TKE seeks damages against the company in an amount equal to TKI’s Ohio judgment of $105,000 plus interest for 6 years at 10%, attorneys’ fees, and costs. This suit is still in the initial pleading stage. We have filed an answer that denies all material allegations of the complaint, and intend to vigorously defend this suit.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2007 there was no stock issued by the Company.

ITEM 6. Exhibits.

(1)	Exhibits filed as part of this Report:

Exhibit No.	Description	Page

31	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under Section 13a-14 of the Securities Exchange Act

32	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of The Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2007

By: /s/ Stuart A. Benson
Stuart A. Benson, Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)