Form 10QSB
period 2007-09-30
VITAL LIVING INC
filed 2007-11-14
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 2, 2007, there were 164,559,000 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (a) defined in Reg. 12.6-2 of the Exchange Act. Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
Assets	(Unaudited )
Current assets:
Cash	$32,000	$28,000
Accounts receivable, trade; net of allowance for doubtful accounts of $3,000 and $53,000, respectively	837,000	1,025,000
Inventory, net of reserve of $0 and $360,000, respectively	53,000	32,000
Prepaid expenses and other current assets	7,000	13,000
Total current assets	929,000	1,098,000

Other assets:
Deferred debt issuance costs, net of accumulated amortization of $726,000 and $588,000, respectively	216,000	354,000
Property and equipment, net	-	17,000
Goodwill	3,296,000	3,296,000
License agreement, net of accumulated amortization of $112,000 and $0, respectively	638,000	750,000
Other intangible assets, net	11,000	12,000
Other non-current assets	-	24,000
Total other assets	4,161,000	4,453,000

Total assets	$5,090,000	$5,551,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, trade	$455,000	$724,000
Accrued and other current liabilities	574,000	202,000
Due to officer	407,000	-
Notes payable	401,000	401,000
Long-term notes payable - current portion	116,000	72,000
Total current liabilities	1,953,000	1,399,000

Long-term debt, net of unamortized debt discount of $577,000 and $948,000 respectively	3,649,000	3,278,000
Longterm notes payable, net of current portion	543,000	678,000
Total liabilities	6,145,000	5,355,000

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock - Series D, $0.001 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized; 164,983,000 issued and 164,559,000 shares outstanding, respectively	165,000	165,000
Additional paid-in capital	88,619,000	88,619,000
Stock, options, and warrants - unamortized	(609,000)	(609,000)
Treasury stock, 424,000 shares at cost	(72,000)	(72,000)
Accumulated other comprehensive loss	(49,000)	(49,000)
Accumulated deficit	(89,110,000)	(87,859,000)
Total stockholders’ equity	(1,055,000)	196,000

Total liabilities and stockholders’ equity	$5,090,000	$5,551,000

See accompanying notes to financial statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue, net	$255,000	$1,600,000	$2,202,000	$4,281,000
Cost of goods sold	220,000	729,000	1,099,000	1,952,000
Gross profit	35,000	871,000	1,103,000	2,329,000
Administrative expenses
Salaries and benefits	105,000	157,000	598,000	487,000
Professional and consulting fees	31,000	109,000	187,000	379,000
Selling, general and administrative	181,000	272,000	524,000	777,000
Research and development	-	30,000	-	131,000
Depreciation and amortization	38,000	2,000	116,000	8,000
Total administrative expenses	355,000	570,000	1,425,000	1,782,000
Net income from operations	(320,000)	301,000	(322,000)	547,000
Other expense (net)
Interest expense (net)	(304,000)	(297,000)	(914,000)	(891,000)
Gain on exchange of common stock for accrued liability		-	-	500,000
Gain on settlement of accounts payable		87,000		149,000
Loss on disposal of assets	-	-	(14,000)	-
Net loss available to common stockholders	$(624,000)	$91,000	$(1,250,000)	$305,000

Basic and diluted earnings (loss) per share
Basic earnings (loss) per share available to common stockholders	$(0.00)	$0.00	$(0.01)	$0.00
Fully diluted earnings (loss) per share to common stockholders	$(0.00)	$0.00	$(0.01)	$0.00
Weighted average basic common stock outstanding	164,559,000	138,215,000	164,559,000	116,016,000
Weighted average fully diluted common stock outstanding	164,559,000	157,736,000	164,559,000	131,345,000

See accompanying notes to financial statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,250,000)	$305,000
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,000	8,000
Amortization of costs associated with senior convertible notes	510,000	509,000
Gain on exchange of common stock for accrued liability		(500,000)
Amortization of restricted common stock, options and warrants issued for services	-	6,000
Allowance for doubtfull accounts	(50,000)	-
Inventory reserve	(360,000)	-
Loss on disposal of assets	13,000
Change in operating assets and liabilities:
Accounts receivable, trade	237,000	(910,000)
Inventory	339,000	50,000
Prepaid expenses and other assets	30,000	31,000
Accounts payable, trade	(269,000)	159,000
Due to officer	407,000
Accrued and other current liabilities	371,000	295,000
Cash used in continuing activities	95,000	(47,000)

Cash flows from investing activities:
Purchases of property, equipment and intangibles	-	-
Cash used in investing activities	-	-

Cash flows from financing activities:
Borrowing on long-term notes payable	0
Payment on notes payables	(91,000)	-
Cash used in financing activities	(91,000)	-

Net increase (decrease) in cash	4,000	(47,000)
Cash at beginning of period	28,000	192,000
Cash at end of period	$32,000	$145,000

Supplemental cash flow information

Interest paid	$1,000	$2,000

See accompanying notes to financial statements.

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Interim Financial Information

We have included the consolidated balance sheet as of September 30, 2007, the consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006. The consolidated balance sheet as of December 31, 2006 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-KSB, for the year ended December 31, 2006. It is our opinion that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB, for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

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

At the end of April 2007, we closed our Phoenix, AZ corporate office. Our corporate office is now located at 1289 Clint Moore Road, Boca Raton, FL, 33487. Our phone number is 561-300-9023. Our toll-free number remains 866-409-6262. These offices are in the same building with Wellness Watchers Global (“WWG”), our largest distributor, in which our CEO Stuart Benson has a 50% interest (see Note 10). We are paying $1,500 per month of WWG’s rent in return for our office space there. In April 2007 our COO/CFO Gregg Linn resigned his positions. We have 3 full-time employees, all of whom work in the Boca Raton location.

In June 2007 due to business considerations, we made an agreement with one of our suppliers to allow them to sell some of our branded products directly to one of our major distributors. This agreement was necessary as the company did not have the capacity to service the sales needs of this customer.

On September 28, 2007, NutraCea entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Vital Living.  The Purchase Agreement provides that NutraCea will purchase substantially all of Vital Living’s intellectual property and other assets used by Vital Living and certain subsidiaries in its business, including rights to nutritional supplements and nutraceutical products that are marketed for distribution to healthcare practitioners.  As part of the transaction, Vital Living will assign to NutraCea its rights under various distribution and other agreements relating to the products being acquired.  NutraCea will not acquire inventory, raw materials, cash or accounts receivable of Vital Living.

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The purchase price consists of (i) $1,500,000 to be paid by NutraCea at the closing, (ii) cancellation of outstanding indebtednesses of Vital Living, its subsidiaries and certain related entities to NutraCea, including all of the Notes, and (iii) cancellation of all shares of Series D Preferred Stock of Vital Living held by NutraCea.

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

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Stock- based compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. Generally, options fully vest immediately and expire 30 days after the employee leaves the company. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. We provide newly issued shares to satisfy stock option exercises. As there were no option awards granted in the three months ended June 30, 2007 and all prior option awards were fully vested prior to January 1, 2006 there was no effect due to the implementation of SFAS 123R in the three and nine month periods ended September 30, 2007.
.
Net loss per share

We account for earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share,” which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations. Basic EPS begins with income (loss) applicable to common stockholders (net income (loss) less preferred stock dividends) and is based on the weighted average number of common shares outstanding during each period presented. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. In computing basic net loss per share available to common stockholders, net loss is increased by cumulative dividends on preferred stock when they are declared even if they are not paid. If a class of preferred stock contains dividend rights that are not cumulative, then the amount of the dividend is not considered in determining the net loss available to common stockholders until it is paid. For the purpose of diluted earnings per common share, and only if such calculation results in dilution, preferred stock dividends will not reduce earnings; however, the weighted average common shares outstanding would increase representing the amount of common shares into which such preferred stock is currently convertible. During the three and nine month periods ended September 30, 2007, we reported a net loss from operations; thus, the effects of dilutive securities were anti-dilutive, rendering basic and diluted loss per share the same. Convertible preferred stock, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive. Potentially dilutive securities excluded from the loss per share calculations for the periods ended September 30, 2007 are as follows:

September 30, 2007

Convertible preferred stock	1,000,000
Convertible debt	17,610,000
Warrants	31,680,000
Stock options	10,251,000

60,541,000

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Intangible assets

Intangible assets consisted of the following:

	September 30, 2007
Un-amortizable intangible assets-Goodwill	$3,296,000

Amortizable intangible assets	Gross carrying amount	Accumulated amortization	Net carrying amount
License agreement	$750,000	$(112,000)	$638,000
Trademarks and patents	20,000	(9,000)	11,000
Total amortizable intangible assets	$770,000	$(121,000)	$649,000

	December 31, 2006
Un-amortizable intangible assets-Goodwill	$3,296,000

Amortizable intangible assets	Gross carrying amount	Accumulated amortization and impairment	Net carrying amount
License agreement	$750,000	$-	$750,000
Trademarks and patents	20,000	(6,000)	14,000
Total amortizable intangible assets	$770,000	$(6,000)	$764,000

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

As a result of our review, the remaining goodwill was deemed to be fairly stated at September 30, 2007 and December 31, 2006. The goodwill of $3,296,000 is attributable to previous acquisitions as follows:

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

In connection with the Company’s purchase of MAF in late 2002, the Company signed a document titled “Unlimited Continuing Guaranty” (“Guaranty”) under which we agreed to unconditionally perform all of MAF’s obligations under an SBA loan. This document was prepared by MAF’s counsel for the purpose of inducing the Commerce Bank (“Commerce”) to approve the sale of MAF to Vital Living, Inc. which required Commerces’ express approval under the terms of the SBA loan. Ultimately, MAF never sought Commerces’ approval, this document was never delivered to Commerce, and we assumed that the Guaranty had been discarded. In September 2004 we ceased making payments against the SBA loan (see above) and eventually Commerce began pursuing William Coppel (former owner of MAF, and an officer of VLI for a time after the acquisition of MAF before leaving the Company). In July 2006, Coppel, through counsel, wrote a letter to the Company demanding that the Company honor the Guaranty and satisfy his indebtedness under the SBA loan. The Company responded to the demand, outlining the reasons why the Guaranty is unenforceable and noting that the Company has a potential counterclaim against Mr. Coppel based upon his breaches of the separation agreement in connection with his resignation. Since the Company’s response in August 2006, Mr. Coppel has not made any further efforts to enforce the purported Guaranty against the company. The Company intends to vigorously defend a lawsuit to enforce the Guaranty, should one ever be filed. In September 2007 The Company was served notice of a lawsuit by Commerce to enforce payment of this note. The Company has not retained counsel to defend but is in contact with the plaintiff in an effort to reach a negotiated settlement.

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

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

During the three and nine month periods ended September 30, 2007 there was no stock issued by the company.

Common Stock Issued for payment of Interest on Senior Secured Convertible Notes.

At September 30, 2007, the company owed approximately $256,000 in interest for the June 15, 2007 interest payment on the Senior Secured Convertible Notes. This interest is payable in the common stock of the company which amounted to approximately 42,084,000 shares at June 30, 2007. The company has not issued this stock in payment of the interest.

In April 2007, NutraCea, Inc acquired the Senior Secured Convertible Notes from the holders of those Notes. On September 11, 2007, NutraCea and VLI entered into a letter agreement confirming their agreement to eliminate the conversion rights of the Notes.  In addition, the parties agreed that until such time, if any, as NutraCea gives 30 days prior written notice to VLI, VLI may not pay accrued interest under the Notes in shares of VLI Common Stock, without NutraCea’s consent, and that during such time VLI will not be deemed to be in default under the Notes as a result of not paying accrued interest in such shares.

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

Note 9 - Concentrations

During the nine months ended September, 2007 and 2006, one customer was responsible for 60% and 83% of our sales, respectively. The same customer accounted for 62% and 93%, of our trade accounts receivable as of September 30, 2007 and 2006, respectively. Effective January 2007, our President and CEO, Stuart Benson, became a 50% shareholder in this distributor (see Note 10).

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

During the Nine months ended September 30, 2007 three vendors supplied all of our products for sale, accounting for 71%, 6% and 1% of our products and materials purchases. In 2006, two vendors supplied all of our products for sale, accounting for 76% and 8% of our product and materials purchases.

Note 10 - Related Party Transactions

During June 2006, VTLV LLC, an entity jointly controlled by our CEO/President and our previous COO/CFO or their assigns, purchased $1.0 million of our Senior Secured Notes and 1.0 million shares of our Preferred Stock from an existing stockholder. Prior to this purchase, in June 2006, our Board of Directors determined that we did not have the necessary resources to fund the purchases of these securities and allowed our CEO/President and COO/CFO to acquire these securities. In April 2007, VTLV LLC sold those securities to another investor.

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

In January 2007, we entered into a service agreement with Red Rock Advisors, LLC (“Red Rock”), an entity controlled by Gregg Linn, our COO and CFO for outside services related to the creation, development and management of an infomercial that utilizes our product line. These services were deemed outside his role as COO and CFO. Pursuant to the agreement, Red Rock will be paid $7,500 per month for six months, beginning in January 2007 as well as per unit fee for all future products sold through the infomercial. Our Board of Directors acknowledged both the related party nature of this transaction as well as the potential conflict of interest and approved Mr. Benson entering into this transaction. Note that Mr. Linn abstained from voting on this transaction. As of September 30, 2007, Red Rock has been paid in full for its’ services.

During the nine months ended September 30, 2007, we made rent payments totaling $12,000 for administrative office space for the Company in Boca Raton, FL. This office is in the same building as WWG, our major distributor, an entity 50% owned by Stuart Benson, our President and CEO. The Company pays $1,500 per month, a portion of WWG’s total rent, to the landlord of WWG.

During the nine months ended September 30, 2007 Stuart Benson our CEO, or entities controlled by him have made short-term, non-interest bearing advances to the company in the amount of $407,000, which total is included in our accrued liabilities.

During the three months ended September 30, 2007 the Company purchased approximately $179,000 of inventory at wholesale cost from WWG, which was in turn sold by us to other customers at gross margin of $0. In return for the inventory Vital Living issued a credit memo to WWG which was applied to the outstanding accounts receivable of WWG.

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

Overview

We develop and market nutritional fruit and vegetable supplements, protein supplements, and nutraceuticals products. Through a licensing agreement, our principal products currently are GreensFIRST®, Red Alert™, Dream Protein™, ReliefFIRST™, and Complete Essentials™. We distribute our products primarily in the following two distribution channels:

•  healthcare practitioners, including physicians, condition specialists, chiropractors, nutritionists, and trainers who promote or prescribe our products;

•  regional nutritional distributors that market our proprietary products and patient selling system directly to healthcare practitioners who utilize our proprietary selling system to market our products directly to consumers.

Results of Operations

Quarter Ended September 30, 2007 Compared with the Quarter Ended September 30, 2006

The following sets forth selected financial data and its percentage of revenue for the comparative three months ended:

	September 30, 2007		September 30, 2006		Increase
	Amount	%	Amount	%	(Decrease)%
Revenue, net	$255,000	100.0%	$1,600,000	100.0%	$(1,345,000)	-84.0%
Cost of goods sold	220,000	86.0%	729,000	46.0%	(509,000)	-70.0%
Gross profit	35,000	14.0%	871,000	54.0%	(836,000)	-96.0%
Administrative expenses
Salaries and benefits	105,000	41.0%	157,000	10.0%	(52,000)	-33.0%
Professional and consulting fees	31,000	12.0%	109,000	7.0%	(78,000)	-72.0%
Selling, general and administrative	181,000	71.0%	272,000	17.0%	(91,000)	-33.0%
Research and development	-	0.0%	30,000	2.0%	(30,000)	-100.0%
Depreciation and amortization	38,000	15.0%	2,000	0.0%	36,000	1800.0%
Total	355,000	139.0%	570,000	36.0%	(215,000)	-38.0%
Net income from operations	(320,000)	-125.0%	301,000	18.0%	(621,000)	-206.0%
Other expense, net
Interest expense (net)	(304,000)	-119.0%	(297,000)	-19.0%	(7,000)	2.0%
Gain on settlement of accounts payable	-	0.0%	87,000	5.0%	(87,000)	-100.0%
Net loss	$(624,000)	-245.0%	$91,000	6.0%	$(715,000)	-786.0%

Revenue, net:

Revenue for the quarter ended September 30, 2007 was $255,000 compared with $1,600,000 for the quarter ended September 30, 2006, a decrease of $1345,000. This decrease is attributable to our agreement with one of our suppliers in which we allowed them to sell our some of our products to our major customer.

Cost of Goods Sold and Gross Profit:

Cost of goods sold for the quarter ended September 30, 2007 was $220,000 compared with $729,000 for the quarter ended September 30, 2006, a decrease of $509,000. This decrease is the result of the above referenced decrease in sales. Our gross margin in the quarters ended September 30, 2007 and 2006 was 14% and 54%, respectively. The decrease in gross profit reflects the purchase by Vital Living of approximately $179,000 of inventory at wholesale cost from Wellness Watchers Global, our major customer, which was in turn sold by us to other customers at gross margin of $0. In return for the inventory Vital Living issued a credit memo to WWG which was applied to the outstanding accounts receivable of WWG.

Administrative Expenses:

Salaries and benefits for the quarter ended September 30, 2007 was $105,000 compared with $15,000 for the quarter ended September 30, 2006. This decrease of $52,000 is the result of the departure in April 2007 of our previous COO/CFO and Controller when the company moved its offices to Florida.

Professional and consulting fees were $31,000 for the quarter ended September 30, 2007 compared with $109,000 for the quarter ended September 30, 2006, a decrease of $31,000. This decrease reflects the on-going effort to reduce the use of outside consultants.

Selling, general and administrative expenses for the quarter ended September 30, 2007 were $181,000 compared with $272,000 for the quarter ended September 30, 2006, a decrease of $91,000. This decrease is the result of continuing efforts to reduce costs.

Research and development costs are expensed as incurred and totaled $0 for the quarter ended September 30, 2007 compared with $30,000 for the quarter ended September 30, 2006, a decrease of $30,000. The decrease was due to the winding down of certain consulting agreements and managing the research and development effort in-house.

Depreciation and amortization expense for the quarter ended September 30, 2007 was $38,000 compared with $2,000 for the quarter ended September 30, 2006, an increase of $36,000. The increase is the result of the amortization of the license agreements entered into in September and December of 2006.

Other Income (Expense):

Interest expenses (net) for the quarter ended September 30, 2007 was $304,000 compared with $297,000 for the quarter ended September 30, 2006. The $7,000 increase is the result of the accrual of interest expense on notes payable issued in September and December 2006 in exchange for the License agreements entered into on those dates.

Net Loss :

Our net loss for the quarter ended September 30, 2007 was $624,000 compared with a net profit of $91,000 for the quarter ended June 30, 2006, a decrease of $715,000. The decline resulted from the combination of a $835000, or 96%, decline in our gross margins during the third quarter of 2007, a $52,000 decrease in salaries, a $78,000 reduction of professional and consulting fees, a $91,000 decrease of selling, general and administrative expenses, and $3,000 reduction in research and development and costs, a $87,000 decline in gains on the settlement of accounts payable, a $7,000 increase in interest expense, offset by a $36,000 increase in depreciation and amortization.

Nine Months Ended September 30, 2007 Compared with the Nine Months Ended September 30, 2006

The following sets forth selected financial data and its percentage of revenue for the comparative nine months ended:

	September 30, 2007		September 30, 2006		Increase
	Amount	%	Amount	%	(Decrease)%
Revenue, net	$2,202,000	100.0%	$4,281,000	100.0%	(2,079,000)	-49.0%
Cost of goods sold	1,099,000	50.0%	1,952,000	46.0%	(853,000)	-44.0%
Gross profit	1,103,000	50.0%	2,329,000	54.0%	(1,226,000)	-53.0%
Administrative expenses
Salaries and benefits	598,000	27.0%	487,000	11.0%	111,000	23.0%
Professional and consulting fees	187,000	8.0%	379,000	9.0%	(192,000)	-51.0%
Selling, general and administrative	524,000	24.0%	777,000	18.0%	(253,000)	-33.0%
Research and development	-	0.0%	131,000	3.0%	(131,000)	-100.0%
Depreciation and amortization	116,000	5.0%	8,000	0.0%	108,000	1350.0%
Total	1,425,000	64.0%	1,782,000	41.0%	(357,000)	-20.0%
Net income from operations	(322,000)	-14.0%	547,000	13.0%	(869,000)	-159.0%
Other expense, net
Interest expense (net)	(914,000)	-42.0%	(891,000)	-21.0%	(23,000)	3.0%
Gain on exchange of stock for accrued liability	-	0.0%	500,000	12.0%	(500,000)	-100.0%
Gain on settlement of accounts payable	-	0.0%	149,000	3.0%	(149,000)	-100.0%
Loss on disposal of assets	(14,000)	-1.0%	-	0.0%	(14,000)	0.0%
Net loss	$(1,250,000)	-57.0%	$305,000	7.0%	(1,555,000)	-510.0%

Revenue, net:

Revenue for the nine months ended September 30, 2007 was $2,202,000 compared with $4,281,000 for the nine months ended September 30, 2006, a decrease of $2,079,000. This decrease is attributable to our agreement with one of our suppliers, in which we allowed them to sell some of our products to our major customer and a $125,000 credit for damaged goods granted to our distributor Wellness Watchers Global for defective goods returned by them.

Cost of Goods Sold and Gross Profit:

Cost of goods sold for the nine months ended September 30, 2007 was $1,099,000 compared with $1,952,000 for the nine months ended September 30, 2006, a decrease of $853,000. This decrease is the result of the above referenced decrease in sales. Our gross margin in the nine months ended September 30, 2007 and 2006 was 50% and 54%, respectively. The decrease in gross profit reflects the purchase during the third quarter by Vital Living of approximately $179,000 of inventory at wholesale cost from Wellness Watchers Global, our major customer, which was in turn sold by us to other customers at a gross margin of $0. In return for the inventory Vital Living issued a credit memo to WWG which was applied to the outstanding accounts receivable of WWG.

Administrative Expenses:

Salaries and benefits for the nine months ended September 30, 2007 was $598,000 compared with $487,000 for the six months ended September 30, 2006. This increase of $111,000 is the result of a pay increases to our employees, including our CEO and CFO/COO who received contractual pay increase beginning January 1, 2007 and a severance payment of $100,000 to Gregg Linn our former COO/CFO who resigned his positions in April 2007.

Professional and consulting fees were $187,000 for the nine months ended September 30, 2007 compared with $379,000 for the nine months ended September 30, 2006, a decrease of $192,000. This decrease reflects the on-going effort to reduce the use of outside consultants.

Selling, general and administrative expenses for the nine months ended September 30, 2007 were $524,000 compared with $7,000 for the nine months ended September 30, 2006, a decrease of $253,000. This decrease is the result of our continuing efforts to reduce costs.

Research and development costs are expensed as incurred and totaled $0 for the nine months ended September 30, 2007 compared with $131,000 for the nine months ended September 30, 2006, a decrease of $131,000. The decrease was due to the winding down of certain consulting agreements and managing the research and development effort in-house.

Depreciation and amortization expense for the nine months ended September 30, 2007 was $116,000 compared with $8,000 for the nine months ended September 30, 2006, an increase of $108,000. The increase is the result of the amortization of the license agreements entered into in September and December of 2006.

Other Income (Expense):

Interest expenses (net) for the quarter ended September 30, 2007 increased $23,000 compared to the same period in 2006 due to the accrual of interest expense on notes payable issued in September and December 2006 in exchange for the License agreements entered into on those dates.

Net Loss :

Our net loss for the nine months ended September 30, 2007 was $1,259,000 compared with a net profit of $305,000 for the nine months ended September 30, 2006, a decrease of $1,555,000. The decline resulted from the combination of a $1,226,000, or 53% decrease in our gross margins during the nine months ended September 30, 2007, a $111,000 increase in salaries, a $108,000 increase in depreciation and amortization, the decline of $500,000 on the gain on issuance of common stock in exchange for a liability and the decline of $149,000 for savings on the settlement of accounts payable in the nine months ended June 30, 2006, offset by a $192,000 reduction of professional and consulting fees, a $253,000 decrease in selling, general and administrative expenses, and $131,000 reduction in research and development costs.

Liquidity and Capital Resources:

At September 30, 2007, we had cash of $32,000.

Cash flows provided by operating activities was $95,000 compared to cash used of $47,000 during the nine months ended September 30, 2007 and 2006, respectively, the $138,000 increase in the nine months ended September 30, 2007 resulted primarily from the $237,000 decline in accounts receivable. Also, during the period, Stuart Benson our CEO, or entities controlled by him have granted the company short-term non-interest bearing advances totaling $407,000.

Cash flows used in investing activities were $0 during the nine months ended September 30, 2007 and 2006.

Cash flows used in financing activities were $91,000 during the nine months ended September 30, 2007 and $0 in 2006. The $91,000 use of cash in financing activities represents the principal portion of a $100,000 advance payment by the company against the $300,000 note payable to NutraCea, Inc. due on September 30, 2007.

Our working capital position at September 30, 2007 was ($1,024,000) compared to ($301,000) at December 31, 2006.

In June 2007 due to business considerations, we made an agreement with one of our suppliers to allow them to sell some of our branded products directly to one of our major distributors. This agreement was necessary as the company did not have the capacity to service the sales needs of this customer.

On September 28, 2007, NutraCea entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Vital Living.  The Purchase Agreement provides that NutraCea will purchase substantially all of Vital Living’s intellectual property and other assets used by Vital Living and certain subsidiaries in its business, including rights to nutritional supplements and nutraceutical products that are marketed for distribution to healthcare practitioners.  As part of the transaction, Vital Living will assign to NutraCea its rights under various distribution and other agreements relating to the products being acquired.  NutraCea will not acquire inventory, raw materials, cash or accounts receivable of Vital Living.

The purchase price consists of (i) $1,500,000 to be paid by NutraCea at the closing, (ii) cancellation of outstanding indebtednesses of Vital Living, its subsidiaries and certain related entities to NutraCea, including all of the Notes, and (iii) cancellation of all shares of Series D Preferred Stock of Vital Living held by NutraCea.

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

As we have had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at September 30, 2007 and December 31, 2006.

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

ITEM 3. Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and acting Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2007 there was no stock issued by the Company.

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

Date: November 14, 2007

By:	/s/ Stuart A. Benson
Stuart A. Benson, Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)