Form 10KSB
period 2007-12-31
VITAL LIVING INC
filed 2008-04-15
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Commission File Number 000-33211

VITAL LIVING, INC.
(Exact Name of Small Business Issuer in Its Charter)

Nevada	88-0485596
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1289 Clint Moore Road
Boca Raton, FL 33487
(561) 300-9022
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

State issuer's revenue for the most recent fiscal year: $2,224,000.

As of March 30, 2008, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer (based on the closing sales price as reported by the OTC Bulletin Board) was $165,000 assuming all officers and directors are deemed affiliates for this purpose).

As of March 30, 2008, the issuer had 164,559,000 shares of its common stock, $0.001 par value, outstanding.

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

Our corporate office is now located at 1289 Clint Moore Road, Boca Raton, FL, 33487. Our phone number is 561-300-9022. Our toll-free number remains 866-409-6262. . Our website is located at www.vitalliving.com.

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

•
regional nutritional distributors that market our proprietary products and patient selling system directly to healthcare practitioners who utilize our proprietary selling system to market directly to consumers. We distribute a majority of our products, including GreensFIRST®, Red Alert™, Dream Protein™, ReliefFIRST™, and Complete Essentials™, primarily through healthcare practitioners. During both 2007 and 2006, our GreensFIRST® product was primarily responsible for a significant portion of our revenue.

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

Research and development costs amounted to $0 and $151,000 for 2007 and 2006, respectively. Research and development costs incurred from our formation until December 31, 2007 were $2.4 million.

Manufacturing

We utilize independent contract manufacturers to produce all of our products. . The potential loss of our relationships with our manufacturers or their inability to conduct their manufacturing services for us as anticipated in terms of cost, quality and product delivery could adversely affect our ability to provide cost-effective, high-quality, and timely product delivery to our customers. We depend to a great extent on our manufacturers for the safety, purity, and potency of our products.

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

Employees

As of March 30, 2008, we had one full-time employee, all of whom are engaged in finance, administration, or management functions. None of our employees is subject to any collective bargaining agreements with us, and we believe our relationship with our employees is satisfactory. Our future success depends, in part, on our ability to attract, retain, and motivate highly qualified personnel.

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

The purchase price consists of (i) $1,500,000 to be paid by NutraCea at the closing, (ii) cancellation of outstanding indebtednesses of Vital Living, its subsidiaries and certain related entities to NutraCea, including all of the Notes, and (iii) cancellation of all shares of Series D Preferred Stock of Vital Living held by NutraCea

Our significant losses and negative cash flow raise questions about our ability to continue as a going concern.

We have only a limited operating history. Our business must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a business in the nutritional supplement and nutraceuticals industries, which are characterized by a large number of market participants, intense competition, and a high failure rate. We incurred net losses of approximately $2,460,000 and $82,000 in 2007 and 2006, respectively. We cannot assure you that we will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis or that profitability, if achieved, will be sustained. If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations. Because of our recurring operating losses and negative cash flow, the audit report of our independent public accountants on our financial statements for the fiscal years ended December 31, 2006 and 2005 contains an explanatory paragraph stating that the independent auditor has substantial doubt about our ability to continue as a going concern.

If we are unable to generate cash from operations, we may need to raise additional funds in the near future.

We had a working capital deficit of $2,076,000 at December 31, 2007. Historically, we have been dependent on equity or debt financings to fund our operations and working capital needs. We completed offerings of 510,000 shares of our common stock raising gross proceeds of $510,000 in the first quarter of 2004; an offering of 3.9 million shares of our common stock and 15.6 million warrants, which resulted in gross proceeds of $975,000 in June and July of 2004; and a warrant offering, which began in November 2004 and concluded in January 2005, that resulted in the issuance of 7.1 million shares of our common stock and 6.4 million warrants that generated $717,000 in gross proceeds. Our net cash provided and used in operating activities was $77,000 and ($164,000) during the years ended December 31, 2007 and 2006, respectively. We may need to raise additional capital in the very near future to fund our operations and are currently examining various sources of additional financings. However, because our Senior Secured Convertible Notes are secured by substantially all of our assets, we may have difficulty securing additional debt financing on terms favorable to us or at all. Any equity financing that we obtain may be highly dilutive to existing stockholders. Our inability to generate cash flow from operations or to find sources of funding would have an adverse impact on our ability to maintain our operations.

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

We had approximately $3.3 million of goodwill and $600,000 of net intangible assets at December 31, 2007, cumulatively accounting for approximately 83% of our total assets at December 31, 2007. We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and are required to analyze our goodwill and other intangible assets for impairment issues on an annual basis or when events occur that would indicate that a intangible asset impairment had occurred. The value of our goodwill and other intangible assets is exposed to future impairment if we experience declines in operating results or experience significant negative industry or economic trends or if future performance is below historical trends. We periodically review goodwill and intangible assets for impairment using the guidance of applicable accounting literature. We are subject to financial statement risk to the extent that the goodwill and other intangible assets become impaired, and any impairment losses related to goodwill and other intangible assets may result in a non-cash charge to earnings. We may, in the future, determine that certain assets classified as goodwill or intangible are impaired and record the appropriate non-cash charge to earnings.

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

We are heavily dependent upon Stuart A. Benson, our President,Chief Executive Officer and acting Chief Financial Officer. We have entered into employment agreements with Mr. Benson and Mr. Linn that provide for him to be employed by us through December 2008. The agreements, however, cannot assure us of their continued service. The loss of Mr. Benson could have a material adverse effect on us. Under the terms of Mr. Benson's employment agreement, we obtained "key-man" insurance policy for Mr. Benson in the amount of $500,000. We are the beneficiary of this policy.

We have modified the terms of our Senior Secured Notes in a manner that may result in significant dilution to our existing stockholders, and our stockholders will experience significant dilution if we issue additional securities.

In October 2006, our Board of Directors approved a modification to Senior Secured Convertible Notes (“Notes”) and Series D Preferred Stock that allows for both of these securities to be converted into our common stock at current market price of the stock as defined in the Senior Secured Convertible Note agreement. In April 2007, all of the outstanding Notes and Preferred Stock were acquired by NutraCea, Inc. As of March 30, 2008, we have not offered this opportunity to the holders of either the notes or the Series D Preferred Stock. As of December 31, 2007, we had outstanding 164,559,000 shares of common stock, 1,000,000 shares of Series D Preferred Stock currently convertible into 1,000,000 shares of common stock, options to purchase 6,501,000 shares of common stock, warrants to purchase 31,680,000 shares of common stock, and Senior Secured Convertible Notes convertible into 17,610,000 shares of common stock. If we issue additional shares, or if our existing stockholders exercise or convert their outstanding options, warrants, or notes, our other stockholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of our company. Further, any issuance of additional securities to various persons or entities in lieu of cash payments will lead to further dilution. If all convertible instruments were converted and all outstanding warrants and options were exercised, notwithstanding the effect of the modification of the notes or the Series D Preferred Stock, we would have 220,435,000 shares of common stock outstanding. In the event the holders of the notes and Series D Preferred Stock converted those securities into shares of common stock pursuant to the terms contained in the modifications approved by our Board, those holders would obtain voting control of our company.

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

	High	Low
Year ended December 31, 2006:

First quarter	$0.05	$0.036
Second quarter	$0.05	$0.05
Third quarter	$0.005	$0.005
Fourth quarter	$0.005	$0.005

Year ended December 31, 2007:

First quarter	$0..015	$0.008
Second quarter	$0..010	$0.005
Third quarter	$0..008	$0..003
Fourth quarter	$0..005	$0.003

Year ended December 31, 2008:

First quarter (through March 30, 2008)	$0.015	$0.003

On March 30, 2008, the closing price of our stock was $0.003 and we had 460 record holders of our common stock.

Item 6.	Management's Discussion and Analysis

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

Results of Operations

The following sets forth selected financial data and its percentage of net sales for the years ended December 31, 2007 and 2006:

	2007		2006		Increase
	Amount	%	Amount	%	(Decrease)
Revenue	$2,224,000	100.0%	$4,941,000	100.0%	$(2,717,000)
Cost of goods sold	1,170,000	52.6%	2,255,000	45.6%	(1,085,000)
Gross profit	1,054,000	47.4%	2,686,000	54.4%	(1,632,000)
Administrative expenses
Salaries and benefits	704,000	31.7%	816,000	16.5%	(112,000)
Professional and consulting fees	7730,000	32.8%	492,000	10.0%	238,000
Selling, general and administrative	672,000	30.2%	1,014,000	20.5%	(342,000)
Research and development	-	-	151,000	3.1%	(151,000)
Depreciation and amortization	155	7.0%	11,000	0.2%	144,000
Total	2,261,000	101.7%	2,484,000	50.3%	(223,000)
Net income (loss) from operations	(1,207,000)	(54.3)%	202,000	4.1%	(1,409,000)

Other income (expense)
Interest expense, net	(1,239,000)	(55.7)%	(1,192,000)	(4.1)%	(47,000)
Gain on issuance of common stock for accrued research and development	-	-%	500,000	10.1-%	(500,000)
Gain on settlement of accounts payable, trade	-	-%	402,000	8.1%	(402,000)
Other income (expense), net	(14,000)	(0.6-)%	6,000	0.1%	(20,000)
Net loss from continuing operations	$(2,4605,000)	(110.6)%	$(82,000)	(1.7)%	$(2,378,000)

Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

Revenue

Total revenue for the year ended December 31, 2007 was $2,224,000 compared with $4,491,000 for the year ended December 31, 2006, a decrease of $2,717,000. This decrease is attributable to our agreement with one of our suppliers in which we allowed them to sell our some of our products to our major customer.

Cost of goods sold and gross profit

Cost of goods sold for the year ended December 31, 2007 was $1,170,000 compared with $2.255.000 for the year ended December 31, 2006, a decrease of $1,085,000. This decrease corresponds to the decrease in sales. The gross profit percentage for the year ended December 31, 2007 was 47.4%, compared with 54.4% for the year ended December 31, 2006, The decrease in our gross margins is the result of increased cost of materials which could not be passed on to our customers.

Administrative expenses

Salaries and benefits

Salary and benefits for the year ended December 31, 2007 was $714,000 compared with $816,000 for the year ended December 31, 2006, a decrease of $112,000. This decrease was the result of effect of the departure of all our full-time employees except our CEO, Stuart Benson.

Professional and consulting

Professional and consulting fees were $730,000 during the year ended December 31, 2007 compared with $492,000 for the year ended December 31, 2006, an increase of $238,000. This increase is due to a charge of $400,000 for investment advisory services offset by the reduction of other professional fees..

Selling, general, and administrative

Selling, general, and administrative expenses for the year ended December 31, 2007 were $672,000 compared with $1,014,000 for the year ended December 31, 2006, a decrease of $342,000. The decrease resulted from reduced marketing efforts during the year.

Research and development

Research and development is expensed as incurred and totaled $0 for the year ended December 31, 2007 compared with $151,000 for the year ended December 31, 2006, a decrease of $151,000. This decrease was the result of the termination of new product development efforts during the year.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2007 was $155,000 compared with $11,000 for the year ended December 31, 2006, an increase of $144,000. The increase is the result of the amortization of licensing rights.

Other Income (Expense):

Interest expense, net for the year ended December 31, 2007 was $1,239,000 compared with $1,192,000 for the year ended December 31, 2006, an increase of $47,000. The increase Is the result of the accrual of interest due on notes payable related to the licensing agreements entered into in 2006.

The gain on the exchange of common stock for accrued research and development was $500,000 for 2006. This gain resulted from the issuance of 12,500,000 shares of our common stock valued at $250,000 as payment of the $750,000 obligation to SkyePharma for research and development.

Gain on the settlement of accounts payable, trade was $0 and $402,000 for the years ended December 31, 2007 and 2006, respectively. This gain is the result of settling certain accounts payable for less than the original amount due. Other expense was $14,000 and $6,000 for the years ended December 31, 2007 and 2006 respectively. The $20,000 in increase resulted from the 2007 charge of $14,000 for the loss on disposal of fixed assets compared to the 2006 gain from the sale of marketable equity securities..

Net loss from continuing operations

Our net loss for the year ended December 31, 2007 was $2,460,000 compared with $82,000 net profit for the year ended December 31, 2006, a decrease of $2,378,000. This decrease resulted from the combination of a $1,632,000 decrease in gross profit from our DFN subsidiary; a decrease of $500,000 from the exchange of common stock for the research and development liability; a decrease of $402,000 for the gain on settlement of accounts payable; an increase in depreciation and amortization of $144,000; and an increase of $238,000 in professional fees, offset by a decrease of $112,000 in salaries and benefits; a $342,000 decrease in Selling, General, and Administrative costs, and a $151,000 decrease in research and development costs;

Liquidity and Capital Resources

At December 31, 2007, we had $14,000 in cash.

Cash flows provided and used in continuing operating activities amounted to $77,000 and ($164,000) in 2007 and 2006, respectively. This $241,000 increase in cash provided primarily the result of $407,000 of short-term non-interest bearing advances made to the company by our CEO.

Cash flows used in financing activities was $91,000 in 2007., the result of making a $100,000 payment ($91,000 principle plus accrued interest) on a note payable related to licensing agreements entered into in 2006.

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

The purchase price consists of (i) $1,500,000 to be paid by NutraCea at the closing, (ii) cancellation of outstanding indebtednesses of Vital Living, its subsidiaries and certain related entities to NutraCea, including all of the Notes, and (iii) cancellation of all shares of Series D Preferred Stock of Vital Living held by NutraCea

Critical Accounting Policies

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

Item 8B.	Other Information

Not applicable.

PART III.

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position

Stuart A. Benson	54	Chairman of the board, Chief Executive Officer, President, acting Chief Financial Officer, and Director

Michael Cardamone	58	Director

Stuart A. Benson has served as our Chairman of the Board since November, 2005 and as our Chief Executive Officer since January 2004 and our President since March 2002. Mr. Benson also served as our Vice Chairman of the Board of Directors from March 2002 through January 2004 and our Executive Vice President from June 2001 until March 2002. From March 1997 until June 2001, Mr. Benson served as Chairman of the Board and Chief Executive Officer of Custom Food Concepts, Inc., a privately held company that operated a chain of restaurants in southern California. He has also served in both public and private companies as Chief Executive Officer and Chairman of the Board, including such companies as The Great Earth Vitamin Store chain and Nathan's Famous Inc., where he served as their Chairman of the Executive Committee, Chairman of the Board, President, and Chief Executive Officer. He is a member of UJA and ADL, sponsor of CBA (Caring for Babies with Aids), past Chairman of the 5 Towns United Fund Red Feather Ball, and has successfully organized numerous functions for the Reno, Nevada chapter of the Make A Wish Foundation. In May 2002, Mr. Benson filed for personal bankruptcy, primarily as a result of federal tax liens relating to certain real estate syndication activities in the 1980's. These liens relate to approximately $900 million of recaptured phantom income attributable to Mr. Benson and his affiliates, as the general partner of various real estate syndication programs and partnerships, as well as $900,000 of other claims and judgments. In 1995, other IRS liens, relating to similar real estate syndication activities, were discharged by Mr. Benson in a prior personal filing under Chapter 7. The current bankruptcy filing is unrelated to Mr. Benson's activities with us, and we do not believe that this filing will impact Mr. Benson's ability to perform his duties as an officer and director in any material fashion.

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

The Audit Committee currently consists of Mr. Cardamone. Who is not deemed an independent director of our company under Nasdaq rules as well as under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002. The Board of Directors has determined that each of Mr. Cardamone (whose background are detailed above) qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC.

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

Summary of Cash and Other Compensation

The following table sets forth, for the periods indicated, the total compensation earned for services provided to us in all capacities by our Chief Executive Officer and our only other executive officer whose aggregate compensation exceeded $100,000 during fiscal 2007.

SUMMARY COMPENSATION TABLE

	Annual Compensation (1)
Name and Principal Position	Year	Salary ($)	Bonus ($)		Options (#)	Other Compensation($)

Stuart A. Benson	2007	$280,000	-		–	$12,000
Chief Executive Officer, President, and Director	2006	250,000	$100,000	(2)		13,000

Gregg A. Linn	2007	$254,000			–	$3,000
Chief Operating Officer and Chief Financial Officer	2006	220,000	$50,0000	(3)		11,000

(1)	The officers also received certain perquisites, the value of which did not exceed the lesser of $50,000 or 10% of the officer's compensation during fiscal 2005.

(2)	Represents performance bonus for 2006.

(3)	Represents performance bonus for 2006.

Option Values and Holdings

The following table sets forth, for the officers listed, the exercisable and un-exercisable options held by them as of December 31, 2007. None of the officers exercised options during fiscal 2007.

FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year-End ($) (1)
	Exercisable	Un-exercisable	Exercisable	Un-exercisable
Stuart A. Benson	6,000,000	-	-	-

(1)
None of the options had value as of December 31, 2007, as the exercise price per share of the options were greater than $0.03, which was the closing price of our common stock quoted on the OTCBB on December 31, 2007.

Employment Agreements

On February 15, 2005, we entered into an employment agreement dated as of January 1, 2005 with Stuart Benson providing for the employment of Mr. Benson as the President and Chief Executive Officer of our company. On February 15, 2005, we entered into an employment agreement dated as of January 1, 2005 with Gregg A. Linn providing for the employment of Mr. Linn as the Chief Financial Officer of our company. We amended Mr. Linn's agreement during January 2006 in connection with his appointment as our Chief Operating Officer and Chief Financial Officer. The employment agreements have initial terms of three years each, and both are subject to automatic renewal for successive one-year periods. Mr. Linn resigned his positions in April 2007.

Mr. Benson’s employment agreement provides for Mr. Benson to receive an annual base salary of $220,000 from January 1, 2005 through December 31, 2005; $250,000 from January 1, 2005 through December 31, 2006; and $280,000 commencing on January 1, 2007. Mr. Linn’s employment agreement provides for Mr. Linn to receive an annual base salary of $230,000 during 2006 and $260,000 during 2007. Both executives will also be eligible to receive annual bonuses pursuant to the employment agreements in amounts to be determined by the Board of Directors of our company. Mr. Linn resigned his positions in April 2007.

For the year ended 2006, the Board of Directors approved bonuses to Mr. Benson and Mr. Linn of $100,000 and $50,000, respectively.

As part of the compensation packages, we granted to Mr. Benson options to purchase 3,000,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the date of execution of the agreements. The options were fully vested during December 2005.

Under the employment agreement, we provide Messrs. Benson (1) car allowances of $1,200 and $3,000 per month; (ii) reimbursement for travel and entertainment expenses incurred in connection with the business of our company; and (iii) the right to participate in any group insurance, hospital, medical, dental, accident, disability pension, retirement, vacation, expense reimbursement, and other plans, programs, or benefits as may from time to time be provided to other executive employees of our company. Pursuant to the employment agreements, we will reimburse the executive for premium on disability policies providing for coverage at a rate equal to 50% of his base salary in effect from time to time under the employment agreement.

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

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))

Equity Compensation Plans Approved by Stockholders	10,251,390	$0.08	6,712,500
Equity Compensation Plans Not Approved By Stockholders	30,579,859	$0.34	―
Total	40,830,979	$0.26	6,712,500

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2007 by

•	each of our directors and executive officers,

•	all of our directors and executive officers as a group, and

•	each person or entity known by us to own more than 5% of our common stock.

	Shares Beneficially Owned
Name of Beneficial Owner (1)	Number (2)		Percent (3)

Directors and Executive Officers:
Stuart A. Benson	10,980,000	(5)	8.9%
Michael Cardamone	265,000	(6)	*
VTLV LLC	9,430,562	(4)	4.0%

All directors and executive officers as a group (three persons)	20,842,229		7.7%

Non-management 5% stockholders:
Periscope Partners, L.P.	23,267,106	(7)	10.4%
SkyePharma PLC	30,546,231	(8)	13.6%

*Less than 1%.

(1)	Unless otherwise noted, the address of each person is care of Vital Living, Inc., 1289 Clint Moore Road, Boca Raton, FL, 33487.

(2)
Includes, when applicable, shares owned of record by such person's minor children and spouse and by other related individuals and entities over whose shares of common stock such person has custody, voting control, or power of disposition. Also includes shares of common stock that the identified person had the right to acquire within 60 days of December 31, 2007 by the exercise of vested stock options or warrants or the conversion of other securities.

(3)
The percentages shown include the shares of common stock that the person will have the right to acquire within 60 days of December 31, 2007. In calculating the percentage of ownership, all shares of common stock which the identified person will have the right to acquire within 60 days of December 31, 2007 upon the exercise of vested stock options or warrants or the conversion of other securities are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other person.

(4)	VTLV LLC, an entity which is owned by Stuart Benson. Includes 9,430,562 shares of common stock..

(5)	Includes 4,950,000 shares of common stock issuable upon exercise of immediately exercisable warrants and unvested options to purchase 6,000,000 shares of common stock.

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

(8)
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

Officers and Directors

During 2005 a partnership owned 50% each by Stuart Benson, CEO and Gregg Linn COO/CFO acquired a $40,000 Senior Secured Note from the original holder. In April, 2007, this security was sold to NutraCea, Inc.

In June, 2006, VTLV LLC, an entity owned 50% each by Stuart Benson, our President and CEO and Gregg Linn, our former COO and CFO acquired the $1,000,000 Series D Preferred Stock and $1,000,000 of the Senior Secured Convertible Note from the original holder. Prior to purchasing these securities, Mr. Benson and Linn offered us the ability to purchase these securities. At such time, our Board of Director determined that we did not have adequate financial resources to purchase these securities and approved the purchase by Mr. Benson and Linn. In April 2007, VTLV LLC sold these securities to NutraCea, Inc. Subsequent to this sale Mr. Linn’s remaining interest in VTLV LLC was transferred to Mr. Benson.

During 2006, we paid Michael Cardamone, a director, $10,000 for services deemed outside the scope of his role as a director.

During 2006, $12,000 was either paid directly or amounts paid on behalf of Mr. Hannah, our former Chairman. These amounts were paid for services requested us that were deemed outside the scope of his role as Chairman.

In November 2006, effective January 2007, our President and CEO, Stuart Benson, became a 50% shareholder in our largest distributor Wellness Watchers Global LLC (“WWG”), which is the successor entity to Wellness Watchers, LLC (“WW”). Wellness Watchers, LLC accounted for 82.6% of our sales during 2006 and 90.8% of our trade receivables at December 31, 2006. Wellness Watchers Global, LLC acquired all of the assets and liabilities of Wellness Watchers, LLC. WWG was responsible for 68% of our sales during 2007 and accounted for 98% of our trade accounts receivable at December 31, 2007. At December 31, 2007 WWG owed us $539,000. In January 2006, we entered into a service agreement with Red Rock Advisors, LLC, an entity controlled by Gregg Linn, our COO and CFO for outside services related to the creation, development and management of an infomercial that utilizes our product line. These services were deemed outside his role as COO and CFO. Pursuant to the agreement, Red Rock Advisors, LLC was paid $7,500 per month for six months, beginning in January 2007.. In January 2007, Michael Cardamone, a director, also became an employee of Wellness Watchers Global, LLC, our major distributor, an entity 50% owned by Stuart Benson our CEO.

During 2007, our CEO, Stuart Benson, or entities controlled by him, have made $407,000 in non-interest bearing advances to the company.

During 2007, we made rent payments totaling $36,000 for office space for our President and CEO in Boca Raton, FL. This office is the same office of Wellness Watchers Global, LLC, our major distributor, an entity 50% owned by Stuart Benson, our President and CEO.

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

Our auditor for the year ended December 31, 2007 and 2006 is Moore & Associates, Chtd. and Epstein, Weber & Conover, PLC, respectively. The aggregate fees billed to our company for the fiscal years ended December 31, 2007 and 2006 are as follows:

	2007 (2)	2006 (1)
Audit Fees	$49,000	$36,000
Audit-Related Fees	-	19,000
Tax Fees	-	-
All Other Fees	2,000	5,000
Total	$51,000	$60,000

(1)	All fees in 2006 from Epstein, Weber, & Conover, PLC

(2)	$37,000 from Epstein, Weber, & Conover, PLC and $14,000 from Shelley International.

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

Our Audit Committee requires that our independent auditor, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vital Living, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Vital Living, Inc and subsidiaries as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Vital Living, Inc. as of December 31, 2006 were audited by other auditors, whose report dated March 27, 2007 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Living, Inc and subsidiaries as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit, and is dependent on funding sources from other than operations. Since inception, the Company has been required to raise additional capital by the issuance of both equity and debt instruments. There are no commitments from funding sources, debt or equity, in the event that cash flows are not sufficient to fund ongoing operation or other cash commitments when they come due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 15, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

/s/ Moore & Associates, Chartered

Las Vegas, NV
April 14, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Vital Living, Inc.

We have audited the accompanying consolidated statements of operations, stockholder’s equity (deficit), and cash flows of Vital Living, Inc. and subsidiaries for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Epstein Weber & Conover, PLC

Scottsdale, Arizona
March 27, 2007

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

December 31,
2007

Assets
Current Assets
Cash and cash equivalents	$14,336
Accounts receivable, trade; net of allowance for doubtful accounts of $3,000	557,474
Inventory	-
Prepaid expenses and other current assets	2,176
Total Current Assets	573,986

Other Assets
Property and equipment, net	66
Goodwill	3,296,416
License agreement	600,000
Other intangibles, net	11,040
Total other assets	3,907,522
Total assets	$4,481,508

Liabilities and Stockholders Equity
Current liabilities
Accounts payable, trade, net of $230,000 allowance for estimated savings	$499,278
Accrued and other currrent liabilities	1,176,057
Due to officer	407,000
Notes payable	401,244
Long-term notes payable - net of current portion	166,500
Total current liabilities	2,650,079

Long-term debt, net of un-amortized debt discount of $453,467 and deferred debt issuance costs of $169,291	3,603,688
Long-term notes payable - net of current portion	492,171
Total liabilities	6,745,938

Commitments and contingencies
Stockholders' equity
Preferred Stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock, Series D, $0.001 par value, 1,000,000 shares authorized: 1,000,000 shares issued and outstanding	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized:
164,559,000 shares issued and outstanding	164,558
Additional paid-in capital - common	88,619,246
Stock, options, and warrants - unamortized	(609,016)
Treasury stock, 424,000 shares at cost	(72,280)
Accumulated other comprehensive income	(48,912)
Retained deficit	(90,319,026)
Total stockholders' deficit	(2,264,430)
Total liabilities and stockholders' deficit	$4,481,508

See accompanying notes to financial statements

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2007	2006

Revenue, net	$2,224,021	$4,941,120
Cost of goods sold	1,169,732	2,255,522
Gross profit	1,054,289	2,685,598
Administrative expenses
Salaries and benefits	704,481	815,837
Professional and consulting fees	729,601	491,720
Selling, general and administrative	672,543	1,013,995
Research and development	-	151,000
Depreciation and amortization	154,643	11,286
Total administrative expenses	2,261,268	2,483,838
Net (loss) income from operations	(1,206,979)	201,760

Other expense (net)
Interest expense (net)	(1,238,975)	(1,191,622)
Gain on resolution of accrued research and development	-	500,000
Gain on settlement of accounts payable, trade	-	402,076
Other (expense) income, net	(13,857)	5,670
Net loss available to common stockholders	$(2,459,811)	$(82,116)

Basic and diluted loss per share available to common stockholders	$(0.01)	$(0.00)
Weighted average basic and diluted common stock outstanding	164,559,000	147,048,000

See accompanying notes to financial statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,459,811)	$(82,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	154,643	11,287
Interest and amortization of costs associated with senior convertible notes	679,372	679,372
Gain on issuance of common stock for accrued research and development	-	(500,000)
Amortization of restricted common stock, options and warrants issued for services	-	6,179
Loss on sale of marketable securities	-	-
Loss on disposal of marketable securities	-	-
Loss on disposal of assets	13,857	-
Allowance for doubtful accounts	(50,000)	-
Inventory reserve	(360,363)	-
Change in operating assets and liabilities:
Accounts receivable, trade	517,092	(536,526)
Inventory	392,097	78,848
Prepaid expenses and other current assets	34,941	60,945
Accounts payable, trade	(225,114)	(379,046)
Due to officer	407,000
Accrued liabilities	974,282	497,133
Net cash provided /(use)d in operating activities	77,996	(163,924)

Cash flows from investing activities:
Cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Payment on notes payable	(91,329)	-
Cash used by financing activities	(91,329)	-

Net decrease in cash	(13,333)	(163,924)
Cash at beginning of period	27,669	191,593
Cash at end of period	$14,336	$27,669

See accompanying notes to consolidated financial statements.

Vital Living, Inc.
Consolidated Statements of Cash Flows
(continued)

	Year Ended December 31,
	2007	2006
Supplemental cash flow information
Interest paid	$1,912	$2,289

Non cash investing activities
Issuance of common stock for interest	$-	$512,168

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in- Capital , Common and	Stock, Options and Warrants	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders Equity
	Shares	Par Value	Shares	Par Value	Preferred	Unamortized	Stock	Income (Loss)	Deficit	(Deficit)
Balance December 31, 2005	1,000,000	$1,000	112,125,000	$112,124	$87,899,617	($609,016)	($72,280)	($48,912)	($87,777,099)	($494,566)
Common stock issued for services	—	—	95,000	25	2,105	—	—	—	—	2,130
Common stock issued for payment of interest on SR Secured Notes	—	—	39,964,000	40,271	477,114	—	—	—	—	517,385
Common stock issued in exchange for research and developemnent liability	—	—	12,500,000	12,500	237,500	-	—	—	-	250,000
Common stock issued as payment of penalty due on timely registration of stock in 2004	—	—	307,000	70	2,910	-	—	—	-	2,980
Recovery of stock issued in 2004 private placement			(432,000)	(432)						(432)
Net loss	—	-		-	-	-	-	-	(82,116)	(82,116)
			—

Balance December 31, 2006	1,000,000	$1,000	164,559,000	$164,558	$88,619,246	($609,016)	($72,280)	($48,912)	($87,859,215)	$195,381
		-	—	—	—	—	—	—
Net loss	—	-		-	-	-	-	-	(2,459,811)	(2,459,811)
			—
Balance December 31, 2007	1,000,000	$1,000	164,559,000	$164,558	$88,619,246	($609,016)	($72,280)	($48,912)	($90,319,026)	($2,264,430)

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

At the end of April 2007, we closed our Phoenix, AZ corporate office. Our corporate office is now located at 1289 Clint Moore Road, Boca Raton, FL, 33487. Our phone number is 561-300-9022. Our toll-free number remains 866-409-6262. These offices are in the same building with Wellness Watchers Global (“WWG”), our largest distributor, in which our CEO Stuart Benson has a 50% interest (see Note 11). We are paying $1,500 per month of WWG’s rent in return for our office space there. In April 2007 our COO/CFO Gregg Linn resigned his positions. We have 1 full-time employee.

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

The purchase price consists of (i) $1,500,000 to be paid by NutraCea at the closing, (ii) cancellation of outstanding indebtednesses of Vital Living, its subsidiaries and certain related entities to NutraCea, including all of the Senior Secured Convertible Notes, and (iii) cancellation of all shares of Series D Preferred Stock of Vital Living held by NutraCea.

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

Note 2 - Summary of Significant Accounting Policies

Principles of consolidations

The consolidated financial statements include Vital Living, Inc. and its wholly owned domestic subsidiaries (collectively, “We”, "Vital Living", or the "Company"). Consolidated financial statements are financial statements of a parent company and its subsidiaries presented as if the entities were a single economic unit. Although the assets, liabilities, revenues, and expenses of all entities are combined to provide a single set of financial statements, certain eliminations and adjustments are made. These eliminations are necessary to ensure that only arm's-length transactions between independent parties are reflected in the consolidated statements; transactions between the parent and its’ subsidiaries are eliminated.

Accounts receivable, trade

The company extends unsecured credit to it’s customers under normal trade agreements which generally require payment within 30-90 days. We determine any required allowance by considering numerous factors, including the length of time trade accounts receivable are past due and our loss history. Receivables are considered past due when they are unpaid greater than 30 days from the due date. We record an allowance for accounts when they become uncollectible, and payments subsequently received on such accounts are reflected as a reduction of that allowance. The allowance for doubtful accounts was $3,000 at December 31, 2007. Bad debt expense amounted to $0 in 2007 and 2006, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market, and consist of products available for sale and raw materials. At December 31, 2007, inventory amounted to $0.

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

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Goodwill

Goodwill represents the excess of the aggregate price paid by us over the value of the net equity acquired in an acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are no longer required to amortize goodwill, but are required to review goodwill for impairment at least annually or whenever events indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of December 31, 2007 and 2006, no events had occurred that would indicate goodwill had been impaired.

License agreement and other Intangible assets

These assets include trademarks, patents, formulations, customer lists, and various marketing and license agreements. We amortize intangible assets on a straight-line basis over the lesser of the correlating agreements or estimated useful lives ranging from two to 14 years. As of December 31, 2007, no events had occurred that would indicate any of these assets were impaired.

During 2006, we entered into two licensing agreements for $300,000 and $450,000. The agreements give us the right to market two products, Relief First Capsules and Relief First Cream. Payments on these agreements will begin in September 2007 and continue for three (3) and five (5) years. . We began to amortize the cost of these licensing agreements during 2007 evenly over 5 years at $150,000 per year (See Note 5). During 2007 we made one payment of $100,000 ($91,000 principle plus accrued interest) against these notes.

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

Deferred charges

We capitalize costs associated with the issuance of debt instruments. We amortize these costs on a straight-line basis over the term of the debt instruments. Amortization expense was $679,372 each period for years ended December 31, 2007 and 2006, respectively. These amounts are recorded as a component of interest expense on the accompanying consolidated statement of operations.

Accounts Payable

During 2006, we recognized a net gain of $402,077 related to the settlement of certain accounts payable. Included in that gain was $253,000 that was derived from estimated settlement of amounts for payables deemed under statute as no longer our liability. The balance of the gain represents an original $217,000 payable that we settled for $68,000. During 2007 we settled an additional $52,000 of accounts payable for $29,000. The savings of $23,000 reduced the allowance account from $253,000 to $230,000. We believe that our net accounts payable is adequate stated and that all amounts written off were proper.

Financial instruments

Our financial instruments consist of cash, receivables, payables, and long-term debt. The carrying amount of cash, receivables, and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt as of December 31, 2007 approximates fair value because interest rates and debt discounts are reflective of market rates.

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

Research and development

We expense research and development costs relating to both present and future products when incurred. Research and development costs amounted to $0 and $151,000 for the years ended December 31, 2007 and 2006, respectively.

Net earnings per share

We account for earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share,” which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic earnings per share begins with income (loss) applicable to common stockholders (net income (loss) less preferred stock dividends) and is based on the weighted average number of common shares outstanding during each period presented. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. For the purpose of diluted earnings per common share, and only if such calculation results in dilution, preferred stock dividends will not reduce earnings; however, the weighted average common shares outstanding would increase representing the amount of common shares into which such preferred stock is currently convertible. During the years ended December 31, 2006 and 2005, we reported a net loss from operations; thus, the effects of dilutive securities were anti-dilutive, rendering basic and diluted loss per share the same. Convertible preferred stock, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive. Potentially dilutive securities excluded from the loss per share calculation for the years ended December 31, 2007 and 2006 are as follows:

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2007	2006
Convertible preferred stock	1,000,000	1,000,000
Convertible debt	17,610,000	17,610,000
Warrants	31,580,000	30,580,000
Employee options	6,501,000	10,251,000

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

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensations (“SFAS 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award. As there were no option awards granted during 2006 and all prior option awards were fully vested prior to January 1, 2007 there was no effect due to the implementation of SFAS 123R in the year ended December 31, 2007.

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

There were no stock-based awards in 2007 or 2006.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Recent accounting pronouncements

FIN 48 In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings, goodwill, deferred income taxes and income taxes payable in the Consolidated Balance Sheets. The Company does not expect that the adoption of FIN 48 will have a significant impact on the financial statements of the Company.

The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

Note 4 - Property and equipment

Property and equipment consists of the following at December 31:

2007
Computer hardware and software	$14,187
Gross property and equipment	14,187
Less accumulated depreciation	(14,121)
Net property and equipment	$66

Depreciation expense was $3,276 and $9,920 for the years ended December 31, 2007 and 2006, respectively.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 - Intangible assets

Intangible assets consisted of the following at December 31, 2007:

Un-Amortizable intangible assets
Goodwill	$3,296,416

Amortizable intangible assets

	Gross Carrying	Accumulated Amortization	Net Carrying
	Amount	and Impairment	Amount

License agreements	750,000	(150,000)	600,000
Trademarks and patents	20,491	(9,452)	11,039

Total amortizable intangible assets	$770,491	$(159,452)	$611,039

	Estimated	Accumulated
	Amortization	Amortization
	Expense	Expense

For the year ended December 31, 2008	$151,380	$310,832
For the year ended December 31, 2009	$151,380	$462,212
For the year ended December 31, 2010	151,380	613,592
For the year ended December 31, 2011	151,380	764,972
For the year ended December 31, 2012	1,380	766,352
For the year ended December 31, 2013	1,380	767,732
For the year ended December 31, 2014	1,380	769,112
For the year ended December 31, 2015	1,379	770,491
For the year ended December 31, 2016	-	770,491
For the year ended December 31, 2017	-	770,491
Totals	$611,039	$770,491

Amortization expense was $151,367 and $1,367for the years ended December 31, 2007 and 2006, respectively.

Impairment Analysis

As required by SFAS No. 142, we continually test goodwill or other intangibles created by each acquisition for impairment. These assets are tested for impairment at least annually, or upon occurrence of such events that may indicate impairment exists. We revised the earnings forecast for the next five years and evaluated the change in fair value of each component of goodwill using the expected present value of future cash flows. Impairment may be due to a combination of factors, including acquisition price, increased market competition, and operating performance. As a result of our review, goodwill and all other intangible assets were deemed to be fairly stated at December 31, 2007. Our review does assume that the pending asset purchase by NutraCea will be consummated. The proxy for this transaction is currently in review by the SEC and we expect approval for it and to present the proposal to our shareholders during the second quarter of 2008.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The goodwill of $3,296,416 is attributable to previous acquisitions as follows:

DFN	$2,421,416
WWS	875,000

Total	$3,296,416

Note 6 - Long-Term Debt

Senior Convertible Notes

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

In April 2007, NutraCea, Inc acquired the Senior Secured Convertible Notes from the holders of those Notes. On September 11, 2007, NutraCea and VLI entered into a letter agreement confirming their agreement to eliminate the conversion rights of the Notes.  In addition, the parties agreed that until such time, if any, as NutraCea gives 30 days prior written notice to VLI, VLI may not pay accrued interest under the Notes in shares of VLI Common Stock, without NutraCea’s consent, and that during such time VLI will not be deemed to be in default under the Notes as a result of not paying accrued interest in such shares. At December 31, 2007, the company owed approximately $525,000 in interest for the June 15, 2007 and December 15, 2007 interest payments on the Notes. The company has not issued stock in payment of the interest.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Other notes payable

In connection with our 2002 acquisition of M.A.F Group LLC (“MAF”), we began making payments on a pre-existing SBA loan. We have made no payments of principal or interest against this loan since September 2004 (see Note 7). We entered into an agreement to sell the Boulder Bar product line and the purchaser assumed this debt (operations of MAF were discontinued in 2004). However, the purchaser has not complied with the terms of the agreement and we are seeking legal remedies. The principal balance of the loan is approximately $398,000 at December 31, 2007 and accrues interest at 8.25%. We have $401,244included in our current liabilities related to this obligation.

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

Long-term debt consists of the following at December 31, 2007:

Notes
$4,226,446 Secured Notes; maturity December 2008; interest at 12% per annum (may be paid in cash or common stock); principal due at December 17, 2008	$4,226,446

Long-term notes payable - License agreement	658,671
Total	4,885,117

Lees - current portion long-term notes payable	(166,500)
Less unamortized debt discount	(622,758)

Net long-term debt	$4,095,859

Aggregate maturities of long-term debt for the subsequent five years ending December 31 are as follows:

	Senior	Un-secured
	Secured Notes	Notes Payable	Total
2008	$4,226,446	$216,220	$4,442,666
2009	-	216,220	216,220
2010	-	186,190	186,190
2011	-	40,041	40,041
2012	-	-	-
Total	$4,226,446	$658,671	$4,885,117

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

We are in legal proceedings with the previous owners of Christophers’ Original Formulas (“COF”) over the re-purchase by them of the COF operations, which the company originally purchased from the owners of COF in 2003. On May 6th, 2005 Christophers’ Original Formulas, SFMB, Inc., Robert C Scott, Norman Bacala, and Ruth Christopher filed a complaint against Vital Living, Inc., Natures Systems, Inc., James R Jeppson, Stuart Benson, and Donald Hannah in the Third Judicial District Court for Salt Lake County, State of Utah. The Complaint alleges damages in excess of $400,000 relating to alleged breaches of a Settlement and a Release Agreement dated July 9, 2004. Vital Living and the other defendants have filed a Motion to Dismiss the action based on a variety of legal theories. The Company and related defendants also intend to vigorously defend against the claims of the plaintiffs. No evaluation presently can be made as to the final outcome of this case or the likelihood or range of potential recovery loss, if any, to the company.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In October 2006, Timekeeping systems, Inc. (“TKI”) filed suit against us alleging that the Company conspired with Mitch Feinglass, a former COO, to hide certain assets for the purpose of frustrating TKI’s efforts to collect on TKI’s judgment against Mr. Feinglass in Ohio. Specifically TKI alleges that the Company paid certain consulting fees to two companies that Mr. Feinglass allegedly controlled, which TKI claims were offshore operations. TKI alleges that these funds should have been paid to Mr. Feinglass directly, and that paying them to the purported offshore entities amounted to a “conspiracy to commit a fraudulent conveyance.” TKI seeks damages against the company in an amount equal to TKI’s Ohio judgment of $105,000 plus interest for 6 years at 10%, attorneys’ fees, and costs. This suit is still in the initial pleading stage. The Company has filed an answer that denies all material allegations of the complaint, and intends to vigorously defend this suit.

In connection with the Company’s purchase of MAF in late 2002 (the operations of which were discontinued in 2004), the Company signed a document title “Unlimited Continuing Guaranty” (“Guaranty”) under which we agreed to unconditionally perform all of M.A.F.’s obligations under an SBA loan. This document was prepared by M.A.F.s counsel for the purpose of inducing the Commerce Bank (“Commerce”) to approve the sale of MAF to Vital Living, Inc. which required Commerces’ express approval under the terms of the SBA loan. Ultimately, MAF never sought Commerces’ approval, this document was never delivered to Commerce, and we assumed that the Guaranty had been discarded. In September 2004 we ceased making payments against the SBA loan (see Note 6 and 9) and eventually Commerce began pursuing William Coppel (former owner of MAF, and an officer of VLI for a time after the acquisition of MAF before leaving the Company). We have an accrual of $401,000 included in our current liabilities relating to this obligation. In July 2006, Coppel, through counsel, wrote a letter to the Company demanding that the Company honor the Guaranty and satisfy his indebtedness under the SBA loan. The Company responded to the demand, outlining the reasons why the Guaranty is unenforceable and noting that the Company has a potential counterclaim against Mr. Coppel based upon his breaches of the separation agreement in connection with his resignation. Since the Company’s response in August 2006, Mr. Coppel has not made any further efforts to enforce the purported Guaranty against the company. The Company intends to vigorously defend a lawsuit to enforce the Guaranty, should one ever be filed.

We lease office space under month-to-month operating leases (see note 11). Total rent expense was $49,000 and $135,000 for the years ended December 31, 2007 and 2006, respectively.

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

Note 8 - Capital Stock

In July 2006, the board of directors and our stockholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 500,000,000, par value $.001 per share. We are currently authorized to issue up to 50,000,000 shares of preferred stock, par value $.001 per share. At December 31, 2007, our capital stock consisted of the following:

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

During the year ended December 31, 2006, 95,000 shares of common stock with a value of $12,000 were issued to directors for director services and to various consultants for various consultations and advisory services to be provided over a period ranging from 12 months to two years. These shares were originally capitalized as a component of equity and amortized to expense over the vesting periods. For the year ended December 31, 2006, $12,000 was amortized to expense. The value of unamortized restricted common stock issued for services as of December 31, 2007 and 2006 was $0.

Preferred Stock

Preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of shares of preferred stock could adversely affect the rights of the holders of common stock and therefore, reduce the value of the common stock. In June 2006 the Series D Preferred Stock was acquired by a partnership controlled by the CEO and COO/CFO (see Note 11).

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

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In June 2006 the Series D Preferred Stock was acquired by a partnership owned 50% each by Stuart Benson and Gregg Linn (see Note 11).

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

Note 9 - Stock Options and Warrants

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

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Upon conversion of the 3,712,000 shares of Series A Preferred Stock and corresponding stock dividends, we will ultimately issue 859,422 Series A Warrants. During 2004, pursuant to the warrant offering in November and December 2004, one holder of the Series A warrants exercised 277,831 warrants at $0.10 per warrant resulting in gross proceeds of approximately $28,000. As of December 31, 2007, there were 581,591 Series A Warrants outstanding.

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

As of December 31, 2007, there were 1,367,500 Series B Warrants and 1,367,500 Series C Warrants outstanding.

Series D and Series E Warrants

Series D and Series E Warrants were issued in connection with the April 2003 Series B Preferred Stock and July 2003 Series C Preferred Stock private placements. The Series D and Series E Warrants have exercise prices of $1.30 and $1.60, respectively, and may be exercised at the option of the holder at any time for a period of five years from the date of issuance. The exercise prices are subject to adjustment for stock splits, dividends, reclassifications, and other typical corporate actions. As of December 31, 2007, there were 1,950,000 Series D Warrants and 1,500,000 Series E Warrants outstanding.

Series F Warrants

Series F Warrants were issued in connection with the July 2003 amendment of one of our strategic consulting agreements. The Series F Warrants have an exercise price of $1.00 per share and may be exercised at the option of the holder at any time for a period of five years from the date of issuance. The exercise price is subject to adjustment for stock splits, dividends, reclassifications, and other typical corporate actions. As of December 31, 2007, there were 125,000 Series F Warrants outstanding.

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

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In December 2004, the holders of the G warrants exercised their right to convert the warrant in 5.8 million shares of our common stock. As of December 31, 2006, no G warrants and 3.9 million H warrants were outstanding. We received no consideration related to the G warrant conversion into our common stock. There were no transactions involving G or H warrants during 2007 and 2006.

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

In aggregate, as of December 31, 2007, there were 20,888,269 of these warrants outstanding.

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

The combined plans had 6,501,000 and 10,251,000 options outstanding at December 31, 2007 and 2006, respectively, with exercise prices ranging from $0.04 to $1.00. At December 31, 2007, there were an aggregate of 14,145,000 options available under the plans for future grant.

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

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2007			2006
	Number Granted	Fair Value	Exercise Price	Number Granted	Fair Value	Exercise Price
Options	-	$-	$-	-	$-	$0.00

	-	$-		-	$0

The fair value of certain of these options and warrants are being amortized over their respective vesting periods, which range from zero to 36 months. The fair value of unamortized options and warrants issued for services at December 31, 2007 and 2006 was $0.00.

Options and Warrants Issued to Employees

In accordance with FIN No. 44, we adjust expense upward or downward on a monthly basis based on the trading price at the end of each period. As a result, we recorded a net credit to salaries and benefits expense of approximately $648,000 during the year ended December 31, 2005. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensations (“SFAS 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award.. As there were no option awards granted in the twelve months ended December 31, 2007 and 2006 and all prior option awards were fully vested prior to January 1, 2006 there was no effect due to the implementation of SFAS 123R in twelve months ended December 30, 2006.

Summary of Options and Warrants

A summary of stock option activity for employees and directors for the years ended December 31 is as follows:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	10,251,000	$0.09	13,801,000	$0.09
Granted	-		-
Cancelled	(3,750,000)		(3,550,000)
Exercised	-		-
Outstanding at end of period	6,501,000	$0.09	10,251,000	$0.09

Exercisable at end of period	6,501,000	$0.09	10,251,000	$0.09

During the years ended December 31, 2007 and 2006, 3,750,000 and 3,550,000 options, respectively, were cancelled as a result of employees leaving the company resulting in the subsequent expiration of their options.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information about stock options outstanding at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price

$0.65 - $1.00	401,000	0.75	$0.87	401,000	$0.91
$0.04 - $0.08	6,100,000	-	$0.06	6,100,000	$0.06

	6,501,000			6,501,000

A summary of warrant activity for non-employees for the years ended December 31 is as follows:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	31,580,000	$0.46	30,580,000	$0.46
Granted	-	0.001	1,000,000	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding at end of period	31,580,000	$0.46	31,580,000	$0.46

Exercisable at end of period	31,580,000	$0.46	31,580,000	$0.46

Information about warrants outstanding at December 31, 2006 is as follows:

	Warrants Outstanding& Exercisable
		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Shares	Contractual	Exercise
Prices	Outstanding	Life	Price

$0.01 - $0.35	27,423,000	3.10	$0.13
$0.54 - $1.00	125,000	1.98	$-
$1.30 - $1.65	3,450,000	2.52	$0.16
$2.00	582,000	1.42	$0.04
	31,580,000	3.00	$0.34

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 10 - Income Taxes

Components of the deferred tax asset (liabilities) as of December 31 are as follows:

	2007	2006
Net operating loss carryforwards	$13,316,000	$12,496,000
Marketable securities	-	214,000
Accounts receivable	141,000	161,000
Deferred compensation	3,038,000	3,038,000
Inventories	144,000	0
Amortizable intangibles	14,799,000	14,861,000
Other temporary differences	20,000	20,000
	31,458,000	30,790,000
Less valuation allowance	(31,458,000)	(30,790,000)
	$-	$-

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

As we have had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2007 and 2006. The valuation allowance increased $668,000 and $20,000 during 2007 and 2006, respectively. Due to this increase in the valuation allowance, the effective tax rate has been reduced to 0% for the years ended December 31, 2007 and 2006. As of December 31, 2007, we had net operating loss carry forwards for federal income tax reporting purposes of approximately $36,150,000 which expire at varies periods through 2026. The utilization of such operating losses may be limited.

A reconciliation of statutory to effective income tax rates is as follows for years ended December 31:

	2007		2006
Federal statutory rates	-34%	$(836,000)	-34%	$(28,000)
State	-6%	(148,000)	-6%	(5,000)
Valuation allowance	40%	668,000	40%	21,000
True up	-	316,000		-
Other	-	-	-	12,000
Effective rate	0%	$-	0%	$-

Note 11 - Related Party Transactions

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

Officers and Directors

In 2006 an entity owned 50% each by Stuart Benson, our President and CEO and Gregg Linn, our COO and CFO acquired the $1,000,000 Series D Preferred Stock and $1,000,000 of the Senior Secured Convertible Note from the original holder Senior Secured Note from the original holder. Prior to purchasing these securities, Mr. Benson and Linn offered us the ability to purchase these securities. Our Board of Director determined that we did not have adequate financial resources to purchase these securities and approved the purchase by Mr. Benson and Linn. Note that Mr. Benson and Linn abstained from voting on this transaction. In April 2007, those securities were acquired by NutraCea, Inc.

VITAL LIVING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During 2006, $12,000 was either paid directly or amounts paid on behalf of Mr. Hannah, our former Chairman. These amounts were paid for services requested by management that were deemed outside the scope of his role as Chairman.

During 2006, we paid Michael Cardamone, a director, $10,000 for services deemed outside the scope of his role as a director.

During 2007, Michael Cardamone, a director, was also employed by the company, being paid $17,000 for such services.

In November 2006, effective January 2007, our President and CEO, Stuart Benson, became a 50% shareholder in our largest distributor Wellness Watchers Global LLC (“WWG”), which is a new entity, after we terminated our distributor agreement with Wellness Watchers, LLC (“WW”). WW accounted for 82.6% of our sales during 2006 and 90.8% of our trade receivables at December 31, 2006. WWG acquired all of the assets and liabilities of WW. Our Board of Directors acknowledged both the related party nature of the transaction as well as the potential conflict of interest and approved Mr. Benson entering into this transaction with us. Note that Mr. Benson abstained from voting on this transaction. WWG accounted for 68% of our sales during 2007 and 96% of our trade receivables at December 31, 2007.

In January 2006, we entered into a service agreement with Red Rock Advisors, LLC, an entity controlled by Gregg Linn, our COO and CFO for outside services related to the creation, development and management of an infomercial that utilizes our product line. These services were deemed outside his role as COO and CFO. Pursuant to the agreement, Red Rock Advisors, LLC was paid $7,500 per month for six months, beginning in January 2007. Our Board of Directors acknowledged both the related party nature of this transaction as well as the potential conflict of interest and approved Mr. Benson entering into this transaction. Note that Mr. Linn abstained from voting on this transaction.

In January 2007, Michael Cardamone, a director, also became an employee of Wellness Watchers Global, LLC, our major distributor, an entity 50% owned by Stuart Benson our President and CEO.

In February 2007, VTLV II LLC, an entity controlled by Stuart Benson, made a payment of $25,000 on our behalf to one of our suppliers. The $25,000 is recorded as a liability to VTLV II LLC.

During 2007, we made rent payments totaling $15,000 for office space for our President and CEO in Boca Raton, FL. This office is the same office of Wellness Watchers Global, LLC, our major distributor, an entity 50% owned by Stuart Benson, our President and CEO.

During the twelve months ended December 31, 2007 Stuart Benson our CEO, or entities controlled by him have made short-term, non-interest bearing advances to the company in the amount of $407,000, which total is included in consolidated condensed financial statements.

During the twelve months ended December 31, 2007 the Company purchased approximately $195,000 of inventory at wholesale cost from WWG, which was in turn sold by us to other customers at gross margin of $0. In return for the inventory Vital Living issued a credit memo to WWG which was applied to the outstanding accounts receivable of WWG.

Shareholders

During the 4th quarter of 2007 we secured the services of Pericope Partners LP, an approximately 9% shareholder, for work related to the asset purchase agreement with NutraCea, Inc. The company signed a promissory note to Periscope in the amount of $400,000 at 8% interest due in full on December 1, 2008.

In 2006 we granted Atlas Capital Services LLC 1,000,000 warrants at an exercise price of $0.001 in conjunction with an agreement with them to provide consulting, investment and financial services. During 2007 and 2006 we paid Atlas $92,500 and $67,500, respectively for such services.

Note 12 - Concentrations

During 2006 one customer, Wellness Watchers Global, was responsible for 82.6% of our sales and accounted for 90.8% of our trade accounts receivable as of December 31, 2006. In January 2006 Stuart Benson, CEO acquired a 50% interest in this customer (see Note 11).

During 2007 one customer, WWG, was responsible for 68% of our sales and accounted for 98% of our trade accounts receivable as of December 31, 2007.

During 2006 four vendors supplied all of our products for sale. One of these vendors one accounted for 69.7% of our product purchases.

During 2007 four vendors supplied all of our products for sale. One of these vendors accounted for 56% or our product purchases.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAL LIVING, INC.

/s/ STUART A. BENSON
Stuart A. Benson
President and Chief Executive Officer, acting Chief Financial Officer
Date: April 14, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Stuart A. Benson	President, Chief Executive Officer, acting Chief Financial Officer, and Director (Principal Executive Officer)	April 14, 2008
Stuart A. Benson

/s/ Michael Cardamone	Director	April 14, 2008
Michael Cardamone