Form 10-Q
period 2008-03-31
VITAL LIVING INC
filed 2008-05-23
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(561) 300-9022

(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer:, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (a) defined in Reg. 12.6-2 of the Exchange Act. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant’s classes of common equity as of the latest practical date:

As of May 20, 2008, there were 164,559,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
Assets	(Unaudited)	(re-stated)
Current assets:
Cash	$5,433	$3,663
Restricted cash	10,677	10,673
Accounts receivable, trade; net of allowance for doubtful accounts of $3,000 each period	939,482	557,474
Prepaid expenses deposits	16,786	2,176
Total current assets	972,378	573,986

Other assets:
Property and equipment, net	-	66
Goodwill	2,491,416	2,491,416
License agreement, net of accumulated amortization of $262,500 and $150,000, respectively	487,500	600,000
Other intangibles, net	10,697	11,040
Total other assets	2,989,613	3,102,522

Total assets	$3,961,991	$3,676,508

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, trade	$486,735	$499,278
Accrued and other current liabilities	1,617,152	1,176,057
Due to officer	462,000	407,000
Notes payable	401,244	401,244
Long-term notes payable - current portion	262,529	166,500
Total current liabilities	3,229,660	2,650,079

Long-term debt, net of unamortized debt discount of $452,915 and $622,758 respectively	3,773,531	3,603,688
Longterm notes payable, net of current portion	396,142	492,171
Total liabilities	7,399,333	6,745,938

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock - Series D, $0.001 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized; 164,983,000 issued and 164,559,000 shares outstanding, respectively	164,558	164,558
Additional paid-in capital	88,619,246	88,619,246
Stock, options, and warrants - unamortized	(609,016)	(609,016)
Treasury stock, 424,000 shares at cost	(72,280)	(72,280)
Accumulated other comprehensive loss	(48,912)	(48,912)
Accumulated deficit	(91,491,938)	(91,124,026)
Total stockholders’ equity	(3,437,342)	(3,069,430)

Total liabilities and stockholders’ equity	$3,961,991	$3,676,508

See accompanying notes to financial statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Revenue, net	$806,511	$1,437,650
Cost of goods sold	303,570	626,545
Gross profit	502,941	811,105
Administrative expenses
Salaries and benefits	103,894	193,718
Professional and consulting fees	20,251	56,505
Selling, general and administrative	117,530	235,171
Research and development	-	-
Amortization	112,909	40,322
Total administrative expenses	354,584	525,716
Net income from operations	148,357	285,389
Other expense
Interest expense (net)	(311,273)	-
Settlement	(205,000)	(313,643)
Net loss available to common stockholders	$(367,916)	$(28,254)

Basic and diluted loss per share available to common stockholders	$(0.00)	$(0.00)
Weighted average basic and diluted common stock outstanding	164,559,000	164,559,000

See accompanying notes to financial statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(367,911)	$(28,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,909	40,321
Amortization of costs associated with senior convertible notes	169,842	169,843
Allowance for doubtfull accounts	0	(50,000)
Inventory reserve	0	(360,363)
Change in operating assets and liabilities:
Accounts receivable, trade	(382,009)	(457,209)
Inventory	-	360,824
Prepaid expenses and other assets	(14,611)	11,402
Accounts payable, trade	(12,545)	160,000
Accrued and other current liabilities	496,096	123,355
Cash used in continuing activities	1,771	(30,075)

Cash flows from investing activities:
Restricted cash	3	-
Cash used in investing activities	3	-

Cash flows from financing activities:
Payment on notes payables	-	-
Cash used in financing activities	-	-

Net decrease in cash	1,774	(30,075)
Cash at beginning of period	3,663	27,662
Cash at end of period	$5,437	$(2,413)

Supplemental cash flow information

Interest paid	$275	$-

See accompanying notes to financial statements.

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Un-audited)

Note 1 - Interim Financial Information

We have included the consolidated balance sheet as of March 31, 2008, the consolidated statements of operations for the three months ended March 31, 2008 and 2007, and the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007. The consolidated balance sheet as of December 31, 2007 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-KSB, for the year ended December 31, 2007. It is our opinion that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB, for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

Certain amounts in the consolidated financial statements and notes thereto for prior periods have been reclassified to conform to the current period classifications.

In the second quarter of 2008 we amended our 2005 10K to impair the goodwill associated with our Wellness Watchers Systems LLC (“WWS”) acquisition in 2004 and 2005. In August 2004, we formed WWS with Wellness Watchers Systems, Inc. (“WWI”) (a CA corporation), giving 3,000,000 shares of our common stock valued then at $805,000 and $25,000 in cash to the principles of WWI. We had a 50% interest in WWS. We recorded this $805,000 as goodwill. In February 2005, we acquired the remaining 50% interest from the principles of WWI giving 1,000,000 shares of our common valued then at $70,000. Subsequently, we have re-evaluated the treatment of the original transaction. We determined that the value of the WWS as of December 31, 2005 was $70,000, the amount of the consideration given in February 2005 for the 50% interest in WWS purchased from the principles of WWI. Therefore we recorded an impairment charge of $805,000 as the year ended December 31, 2005. The effect of our re-statement for 2005 was to reduce net income by $805,000 in 2005 and reduce goodwill by that amount. We also re-stated our 2006 and 2007 10K to reduce goodwill by $805,000 and increase the retained deficit by the same amount.

Note 2 – Organization and Description of Business

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

Our corporate office is located at 1289 Clint Moore Road, Boca Raton, FL, 33487. Our phone number is 561-300-9022. Our toll-free number remains 866-409-6262. These offices share space with Wellness Watchers Global (“WWG”), our largest distributor, in which our CEO Stuart Benson has a 50% interest (see Note 10). We are approximately $4,400 per month of WWG’s rent in return for our office space there. We have 2 employees, both of whom work in the Boca Raton location.

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Un-audited)

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

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Un-audited)

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

.Net loss per share

We account for earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share,” which establishes the requirements for presenting EPS. SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations. Basic EPS begins with income (loss) applicable to common stockholders (net income (loss) less preferred stock dividends) and is based on the weighted average number of common shares outstanding during each period presented. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. In computing basic net loss per share available to common stockholders, net loss is increased by cumulative dividends on preferred stock when they are declared even if they are not paid. If a class of preferred stock contains dividend rights that are not cumulative, then the amount of the dividend is not considered in determining the net loss available to common stockholders until it is paid. For the purpose of diluted earnings per common share, and only if such calculation results in dilution, preferred stock dividends will not reduce earnings; however, the weighted average common shares outstanding would increase representing the amount of common shares into which such preferred stock is currently convertible. During the periods ended March 31, 2008 and 2007, we reported a net loss from operations; thus, the effects of dilutive securities were anti-dilutive, rendering basic and diluted loss per share the same. Convertible preferred stock, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive. Potentially dilutive securities excluded from the loss per share calculations for the three months ended March 31, 2008, and 2007 are as follows:

	March 31, 2008	March 31, 2007

Convertible preferred stock	1,000,000	1,000,000
Convertible debt	17,610,000	17,610,000
Warrants	31,680,000	31,580,000
Stock options	10,251,000	15,109,000

	60,541,000	65,299,000

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Un-audited)

Note 5 - Intangible assets

Intangible assets consisted of the following:

	March 31, 2008
Un-amortizable intangible assets-Goodwill	$2,421,416

Amortizable intangible assets	Gross carrying amount	Accumulated amortization	Net carrying amount
License agreement	$750,000	$(262,500)	$487,500
Trademarks and patents	20,491	(9,794)	10,697
Total amortizable intangible assets	$770,491	$(272,294)	$498,197

	December 31, 2007
Un-amortizable intangible assets-Goodwill	$2,421,416

Amortizable intangible assets	Gross carrying amount	Accumulated amortization and impairment	Net carrying amount
License agreement	$7,500,000	$(150,000)	$7,650,000
Trademarks and patents	20,491	(9,452)	11,039
Total amortizable intangible assets	$7,520,491	$(159,452)	$7,661,039

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

In the second quarter of 2008 we amended our 2005 10K to impair the goodwill associated with our Wellness Watchers Systems LLC (“WWS”) acquisition in 2004 and 2005. In August 2004, we formed WWS with Wellness Watchers Systems, Inc. (“WWI”) (a CA corporation), giving 3,000,000 shares of our common stock valued then at $805,000 and $25,000 in cash to the principles of WWI. We had a 50% interest in WWS. We recorded this $805,000 as goodwill. In February 2005, we acquired the remaining 50% interest from the principles of WWI giving 1,000,000 shares of our common valued then at $70,000. Subsequently, we have re-evaluated the treatment of the original transaction. We determined that the value of the WWS as of December 31, 2005 was $70,000, the amount of the consideration given in February 2005 for the 50% interest in WWS purchased from the principles of WWI. Therefore we recorded an impairment charge of $805,000 as the year ended December 31, 2005. The effect of our re-statement for 2005 was to reduce net income by $805,000 in 2005 and reduce goodwill by that amount. We also re-stated our 2006 and 2007 10K to reduce goodwill by $805,000 and increase the retained deficit by the same amount.

As a result of our review, the remaining goodwill was deemed to be fairly stated at March 31, 2008 and December 31, 2007. The goodwill of $2,491,416,000 is attributable to previous acquisitions as follows:

DFN	$2,421,416
WWS	70,000

Total	$2,491,416

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Un-audited)

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

In connection with the Company’s purchase of MAF in late 2002, the Company signed a document title “Unlimited Continuing Guaranty” (“Guaranty”) under which we agreed to unconditionally perform all of MAF’s obligations under an SBA loan. This document was prepared by MAF’s counsel for the purpose of inducing the Commerce Bank (“Commerce”) to approve the sale of MAF to Vital Living, Inc. which required Commerces’ express approval under the terms of the SBA loan. Ultimately, MAF never sought Commerces’ approval, this document was never delivered to Commerce, and we assumed that the Guaranty had been discarded. In September 2004 we ceased making payments against the SBA loan (see above) and eventually Commerce began pursuing William Coppel (former owner of MAF, and an officer of VLI for a time after the acquisition of MAF before leaving the Company). In July 2006, Coppel, through counsel, wrote a letter to the Company demanding that the Company honor the Guaranty and satisfy his indebtedness under the SBA loan. The Company responded to the demand, outlining the reasons why the Guaranty is unenforceable and noting that the Company has a potential counterclaim against Mr. Coppel based upon his breaches of the separation agreement in connection with his resignation. Since the Company’s response in August 2006, Mr. Coppel has not made any further efforts to enforce the purported Guaranty against the company. TKE seeks damages against the company in an amount equal to TKI’s Ohio judgment of $105,000 plus interest for 6 years 1t 10%, attorney’s fees, and costs. In March 2007, we agreed to settle this lawsuit for $205,000 and are currently finalizing the settlement agreement.

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

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Un-audited)

In September and December of 2006 we entered into licensing agreements for $300,000 and $450,000, respectively that grant us certain trademark rights. These agreements include promissory notes which require us to pay the above amounts over a five year period beginning in September 2007. We are amortizing these agreements on a straight-line basis over a five year period beginning in January 2007.

Note 7 - Capital Stock

Common Stock Issued for Services and Settlements

In order to fund operating activities, we issue common stock from time to time in lieu of cash in exchange for goods or services.

During the three months ended March 31, 2008 there was no stock issued by the company.

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

Note 9 - Concentrations

During the three months ended March 31, 2008 and 2007, one customer was responsible for 88% and 83% of our sales, respectively. The same customer accounted for 92% and 96%, of our trade accounts receivable as of March 31, 2008 and December 31, 2007, respectively. Effective January 2007, our President and CEO, Stuart Benson, became a 50% shareholder in this customer (see Note 10).

Note 10 – Related Party Transactions

During June 2006, VTLV LLC, an entity jointly controlled by our CEO/President and our COO/CFO or their assigns, purchased $1.0 million of our Senior Secured Notes and 1.0 million shares of our Preferred Stock from an existing stockholder. Prior to this purchase, in June 2006, our Board of Directors determined that we did not have the necessary resources to fund the purchases of these securities and allowed our CEO/President and COO/CFO to acquire these securities. In April 2007, VTLV LLC sold those securities to NutraCea, Inc.

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

During the first quarter of 2008, we made rent payments totaling $13,232 for administrative office space for the Company in Boca Raton, FL. This office is in the same office of WWG, our major distributor, an entity 50% owned by Stuart Benson, our President and CEO. The Company pays approximately $4,400 per month, a portion of WWG’s total rent, to the landlord of WWG.

ITEM 2. Management’s Discussion and Analysis or Plan of Operations.

The following discussion and analysis should be read in conjunction with our financial statements, and the notes thereto contained elsewhere in this filing and in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Results of Operations

Quarter Ended March 31, 2008 Compared with the Quarter Ended March 31, 2007

The following sets forth selected financial data and its percentage of revenue for the comparative three months ended:

	March 31, 2008		March 31, 2007		Increase
	Amount	%	Amount	%	(Decrease)
Revenue, net	$806,511	100.0%	$1,437,650	100.0%	$(631,139)
Cost of goods sold	303,570	38.0%	626,545	44.0%	(322,975)
Gross profit	502,941	62.0%	811,105	56.0%	(308,164)
Administrative expenses
Salaries and benefits	103,894	13.0%	193,718	13.0%	(89,824)
Professional and consulting fees	20,251	3.0%	56,505	4.0%	(36,254)
Selling, general and administrative	117,530	15.0%	235,171	16.0%	(117,641)
Amortization	112,909	14.0%	40,322	3.0%	72,587
Total	354,584	45.0%	525,716	36.0%	(171,132)
Net income from operations	148,357	17.0%	285,389	20.0%	(137,032)
Other expense
Interest expense (net)	(311,273)	-39.0%	(313,643)	-22.0%	2,370
Settlement	(205,000)	-25.0%	-	0.0%	(205,000)
Net loss	$(367,916)	-46.0%	$(28,254)	-2.0%	$(339,662)

Revenue, net:

Revenue for the quarter ended March 31, 2008 was $806,511 compared with $1,437,650 for the quarter ended March 31, 2007, an decrease of $631,139. This decrease is attributable to our inability to support our marketing channels due to diminished financial resources.

Cost of Goods Sold and Gross Profit:

Cost of goods sold for the quarter ended March 31, 2008 was $303,570 compared with $626,545 for the quarter ended March 31, 2007, a decrease of $322,975. This decrease is the result of our lower sales and continued efforts to reduce product costs. Our gross margin in the quarters ended March 31, 2008 and 2007 was 62% and 56%, respectively.

Administrative Expenses:

Salaries and benefits for the quarter ended March 31, 2008 was $103,894 compared with $193,718 for the quarter ended March 31, 2007. This decrease of $89,824,000 is the result of the reduction of total employees from four in the prior quarter to two in the current quarter.

Professional and consulting fees were $20,251 for the quarter ended March 31, 2008 compared with $56,505 for the quarter ended March 31, 2007, a decrease of $36,524. This decrease reflects the on-going effort to reduce the use of outside consultants.

Selling, general and administrative expenses for the quarter ended March 31, 2008 were $117,530 compared with $235,171 for the quarter ended March 31, 2007, a decrease of $117,641. The decrease is the result of our efforts to reduce staff, out-source certain functions, and focus on cost containment and expense management.

Depreciation and amortization expense for the quarter ended March 31, 2008 was $112,909 compared with $40,322 for the quarter ended March 31, 2007, an increase of $72,587. The increase is the result of the amortization of the license agreements entered into in September and December of 2006.

Other Income (Expense):

Interest expenses (net) for the quarter ended March 31, 2008 was $311,273 compared to $313,643 for the quarter ended March 31, 2007. Interest expense consists of the interest on our Senior Secured Convertible Notes combined with the amortization of the deferred debt interest costs.

In the first quarter of 2008 we reached an agreement to settle a lawsuit (see Note 6) for $205,000 and accrued this expense and the associated current liability. We are finalizing the terms of the settlement.

Net Loss :

Our net loss for the quarter ended March 31, 2008 was $367,916 compared with $28,254 for the quarter ended March 31, 2007, an increase of $339,662. The increase resulted from the combination of a $631,139, or 44%, decline in sales during the first quarter of 2008, and a $72,587 increase in amortization costs and a $205,000 expense for the settlement of a lawsuit, offset by a $322,975 reduction in cost of goods sold, a $89,824 reduction of salaries and benefits, a $36,254 reduction of professional and consulting fees, and a $117,651 reduction of selling, general and administrative expenses.

Liquidity and Capital Resources:

At March 31, 2008, we had cash of $5,433, and restricted cash of $10,677. The restricted cash is a compensating balance securing a corporate credit card.

Cash flows provided from operating activities was $1,774 compared to cash used in operating activities of $30,075 during the three months ended March 31, 2008 and 2007, respectively. The $31,846 increase in the three months ended March 31, 2008 resulted primarily from the increase in accrued and other current liabilities.

Our working capital position at March 31, 2008 was ($2,257,282) compared to ($2,076,093) at December 31, 2006. The decrease in our working capital position is primarily due to our accrual of $205,000 for a lawsuit settlement in the first quarter of 2008 (see Note 6).

On September 28, 2007, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with NutraCea, Inc.  The Purchase Agreement provides that NutraCea will purchase substantially all of Vital Living’s intellectual property and other assets used by Vital Living and certain subsidiaries in its business, including rights to nutritional supplements and nutraceutical products that are marketed for distribution to healthcare practitioners.  As part of the transaction, Vital Living will assign to NutraCea its rights under various distribution and other agreements relating to the products being acquired.  NutraCea will not acquire inventory, raw materials, cash or accounts receivable of Vital Living.

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

As we have had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at March 31, 2008 and December 31, 2007.

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

In October 2006, Timekeeping systems, Inc. (“TKI”) filed suit against us alleging that we conspired with Mitch Fineglass, our former COO, to hide certain assets for the purpose of frustrating TKI’s efforts to collect on TKI’s judgment against Mr. Feinglass in Ohio. Specifically TKI alleges that we paid certain consulting fees to two companies allegedly controlled, which TKI claims were offshore operations. TKI alleges that these funds should have been paid to Mr. Feinglass directly, and the paying them to the purported offshore entities amount to a “conspiracy to commit a fraudulent conveyance.” TKE seeks damages against the company in an amount equal to TKI’s Ohio judgment of $105,000 plus interest for 6 years 1t 10%, attorney’s fees, and costs. In March 2007, we agreed to settle this lawsuit for $205,000 and are currently finalizing the settlement agreement.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2008 there was no stock issued by the Company.

ITEM 6. Exhibits.

(1) Exhibits filed as part of this Report:

Exhibit
No.	Description	Page

31	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under Section 13a-14 of the Securities Exchange Act	18

32	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

SIGNATURES

In accordance with the requirements of The Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2008

By:	/s/ Stuart A. Benson
Stuart A. Benson, Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)