Form 10KSB/A
period 2007-12-31
VITAL LIVING INC
filed 2008-06-10
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-KSB/A

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

VITAL LIVING, INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

PART I.

ITEM 1.	DESCRIPTION OF BUSINESS	3
ITEM 2.	DESCRIPTION OF PROPERTY	16
ITEM 3.	LEGAL PROCEEDINGS	16
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

PART II.

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND
	SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	16
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS	17
ITEM 7.	FINANCIAL STATEMENTS	22
ITEM 8.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
	FINANCIAL DISCLOSURE	22
ITEM 8A.	CONTROLS AND PROCEDURES	22
ITEM 8B.	OTHER INFORMATION	22

PART III.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
	COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	23
ITEM 10.	EXECUTIVE COMPENSATION	25
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
	AND RELATED STOCKHOLDER MATTERS	27
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	28
ITEM 13.	EXHIBITS	29
ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES INDEX TO CONSOLIDATED
	FINANCIAL STATEMENTS	32

CONSOLIDATED FINANCIAL STATEMENTS		F-1

SIGNATURES

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

Item 1. Description of Business

Overview

Our Company

We develop and market nutritional fruit and vegetable supplements, protein supplements, and nutraceuticals products. Our principal products currently are Greensfirst(R), Red Alert(TM), Dream Protein(TM) and Complete Essentials(TM). We distribute our products primarily through regional nutritional distributors that market our proprietary products and patient selling system directly to healthcare practitioners who utilize our proprietary selling system to market our products directly to consumers.

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

Re-statement of financial statements

In the second quarter of 2008 we amended our 2005 10K to reflect an impairment of the goodwill associated with our Wellness Watchers Systems LLC (“WWS”) acquisition in 2004 and 2005. In August 2004, we formed WWS with Wellness Watchers Systems, Inc. (“WWI”) (a CA corporation), giving 3,000,000 shares of our common stock valued then at $805,000 and $25,000 in cash to the principles of WWI. This resulted in a 50% interest in WWS. In connection with the allocation of the purchase price in accordance with purchase accounting $805,000 was recorded as goodwill. In February 2005, we acquired the remaining 50% interest from the principles of WWI giving 1,000,000 shares of our common valued then at $70,000. As of result of the second transaction we determined that the entity value of WWS as of December 31, 2005, was approximately $140,000 based on the amount of the consideration given in February 2005 for the 50% interest in WWS purchased from the principles of WWI. Therefore we should have recorded an impairment charge of $805,000 as the year ended December 31, 2005. The effect of our re-statement for 2005 was to reduce net income by $805,000 in 2005 and reduce goodwill by that amount. We also re-stated our 2006 and 2007 10K to reduce goodwill by $805,000 and increase the retained deficit by the same amount.

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

Products

Our current principal products are GreensFIRST(R), Red Alert(TM), Dream Protein(TM), and Complete Essentials(TM), and ReliefFIRST(R). These products represented nearly all of our revenue during fiscal 2006.

GreensFIRST(R) is a highly concentrated formulation of fruits and vegetables with natural, organic, whole foods and extracts, produced in a powder for mixing with a variety of liquids. GreensFIRST(R) supplies natural vitamins, minerals, plant enzymes, antioxidants, phytonutrients, and symbiotic intestinal flora designed to provide for more optimal energy metabolism, fat burning, digestion, detoxification, immunity, repair, recovery, rejuvenation, and vital longevity. GreensFIRST(R) is currently distributed through more than 8,000 healthcare practitioners throughout the United States.

Red Alert(TM) is a highly concentrated formulation of fruits and vegetables made with organic and all natural products. Red Alert is a phytonutrient-antioxident energy drink formulated to boost energy with no added stimulants. Red Alert may also help improve immune function, help support weight management, alkalize and balance pH, and aid in healthy digestion.

Dream Protein(TM) is a whey protein highly concentrated formula, consisting of proprietary hormone free, ultra-lowtemp(TM) whey protein isolate. We start with hormone free whey from cows that are "meadow fed" and not given any rBGH or BST hormones. Dream Protein is also made with an Ultra-Low Temp(TM) process in which the protein is not denatured (damaged) from an extensive heat treatment.

Complete Essentials(TM) is a ultra pure omega 369 dietary supplement that contains essential fatty acids derived from organic flaxseed oil, borage seed oil, and deep sea cold water fish oil. Because the human body cannot manufacture essential fatty acids on its own, our unique dietary supplement is a blend of healthy oils designed to satisfy an individual's need for essential fatty acids.

ReliefFIRST(TM) is a patented dietary supplement for joint health comprised of a proprietary stabilized rice bran derivative, fortified with glucosomines, MSM, and additional herbs which may support joint flexibility and promote healthy joints.

Sales and Marketing

We market our products through the following distribution channels:

•	healthcare practitioners, which includes physicians, condition specialists, chiropractors, nutritionists, and trainers, who promote or prescribe our products; and

•
regional nutritional distributors that market our proprietary products and patient selling system directly to healthcare practitioners who utilize our proprietary selling system to market directly to consumers. We distribute a majority of our products, including GreensFIRST(R), Red Alert(TM), Dream Protein(TM), ReliefFIRST(TM), and Complete Essentials(TM), primarily through healthcare practitioners. During both 2007 and 2006, our GreensFIRST(R) product was primarily responsible for a significant portion of our revenue.

During the third quarter of 2004, we entered a joint venture with Wellness Watchers Systems providing for the development and marketing of the Healthy Living Kit. The Healthy Living Kit creates a Wellness Smoothie, which is a meal replacement designed for all types of metabolisms and blood types. It consists of one scoop of GreensFIRST(R) and one scoop of Dream Protein(TM) in eight ounces of water along with one of our Complete Essentials(TM) Ultra Pure Omega 3-6-9 capsules. Each Healthy Living Kit Wellness Smoothie meal replacement is a balanced, low-calorie, low-glycemic, hypoallergenic, high-antioxidant, nutrient-dense food source. It is created from a combination of potent organic, hormone and pesticide free all-natural foods. The Health Living Kit along with the lifestyle program was created to assist healthcare practitioners in dealing with chronic diseases, such as cancer, heart disease, and diabetes.

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

On August 17, 2004, we consummated a joint venture with Wellness Watchers International, Inc., or WWI, and together formed Wellness Watchers Systems, LLC, or WWS. We paid WWI $805,000 for its 50% interest in WWS. The purchase price consisted of 3.0 million shares of our common stock along with a $25,000 cash payment. We and WWI originally owned 50% of WWS. The operating agreement gave us overall operating responsibility. WWS manufactures a proprietary brand of dietary protein powder called Dream Protein(TM), which is directly marketed to the health practitioners together with our GreensFIRST(R) product. WWS plans to introduce complementary products that will be marketed as part of WWS' Healthy Living Program(R). Part of WWI's contribution to WWS was the exclusive licensing of certain products, client lists and marketing strategies, which included Dream Protein(TM). WWS has developed a unique marketing strategy that channels products directly to health practitioners. Prior to forming WWS, WWI had no prior operating history. During 2004, WWS had total revenue of $400,000. During February 2005, we acquired 100% interest in WWS by issuing an additional 1.0 million shares of our stock. In conjunction with our acquisition of the remainder of WWS and certain other marketing and operation strategic productivity decisions, during the first quarter of 2005, we have consolidated the operations of WWS into DFN.

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

Trademarks and Patents

We own numerous trademarks registered with the U.S. Patent and Trademark Office and with agencies in certain other major jurisdictions of the world. Our trademarks include Vital Living(R), Vital Living - The Physician Nutraceutical Company(R) (plus a logo), GreensFIRST(R), Dream Protein(TM), and Complete Essentials(TM).

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

We had approximately $2.5 million of goodwill and $600,000 of net intangible assets at December 31, 2007, cumulatively accounting for approximately 67% of our total assets at December 31, 2007. We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and are required to analyze our goodwill and other intangible assets for impairment issues on an annual basis or when events occur that would indicate that a intangible asset impairment had occurred. The value of our goodwill and other intangible assets is exposed to future impairment if we experience declines in operating results or experience significant negative industry or economic trends or if future performance is below historical trends. We periodically review goodwill and intangible assets for impairment using the guidance of applicable accounting literature. We are subject to financial statement risk to the extent that the goodwill and other intangible assets become impaired, and any impairment losses related to goodwill and other intangible assets may result in a non-cash charge to earnings. We may, in the future, determine that certain assets classified as goodwill or intangible are impaired and record the appropriate non-cash charge to earnings.

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

We are heavily dependent upon Stuart A. Benson, our President, Chief Executive Officer and acting Chief Financial Officer. We have entered into employment agreements with Mr. Benson and Mr. Linn that provide for him to be employed by us through December 2008. The agreements, however, cannot assure us of their continued service. The loss of Mr. Benson could have a material adverse effect on us. Under the terms of Mr. Benson's employment agreement, we obtained "key-man" insurance policy for Mr. Benson in the amount of $500,000. We are the beneficiary of this policy.

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

Year ended December 31, 2006:	High	Low

First quarter	$0.05	$0.036
Second quarter	$0.05	$0.05
Third quarter	$0.005	$0.005
Fourth quarter	$0.005	$0.005

Year ended December 31, 2007:
First quarter	$0..015	$0.008

Second quarter	$0..010	$0.005

Third quarter	$0..008	$0..003

Fourth quarter	$0..005	$0.003

Year ended December 31, 2008:
First quarter (through March 30, 2008)	$0.015	$0.003

On March 30, 2008, the closing price of our stock was $0.003 and we had 460 record holders of our common stock.

Item 6. Management's Discussion and Analysis

Overview

We develop and market fruit and vegetable supplements, protein supplements, and nutraceutical products that are marketed for distribution through physicians, medical groups, chiropractic offices, and retail outlets. Nutraceuticals are products that are isolated or purified from foods and generally sold in medicinal forms not usually associated with foods, including tablets, capsules, or drops. These nutraceuticals may have physiological benefits or have the ability to reduce the risk of chronic disease beyond basic nutritional products. We develop and test our nutraceuticals in collaboration with leading medical experts in the nutraceuticals field. We have designed them to be incorporated by healthcare practitioners into a standard patient system where healthcare practitioners recommend and sell our whole food and nutraceuticals products to their patients. Our focus has been with our GreensFIRST(R), Red Alert(TM), Dream Protein(TM), ReliefFIRST(R) and Complete Essentials(TM) products.

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

Item 7. Financial Statements

See the Financial Statements and Financial Statements Schedules beginning on page F-1 of this Form 10-KSB.

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

SUMMARY COMPENSATION TABLE

Annual Compensation (1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options (#)	Other Compensation($)

Stuart A. Benson Chief Executive Officer, President, and Director	2007 2006	$280,000 250,000	- $100,000(2)	-	$12,000 13,000

Gregg A. Linn Chief Operating Officer and Chief Financial Officer	2007 2006	$254,000 220,000	$50,0000 (3)	-	$3,000 11,000
__________________
(1)	The officers also received certain perquisites, the value of which did not exceed the lesser of $50,000 or 10% of the officer's compensation during fiscal 2005.

(2)	Represents performance bonus for 2006.

(3)	Represents performance bonus for 2006.

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
______________
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

4.18	Stockholders’ Agreement, dated August 20, 2003, by and between Vital Living, Inc., Bradley D. Edson, Stuart A. Benson, Donald Hannah, SkyePharma PLC, Fifth Avenue Capital, Inc. and Stephen Morris (5)

4.19	Registration Rights Agreement, dated as of August 20, 2003, by and between Vital Living, Inc. and SkyePharma PLC (5)

4.22	Form of Securities Purchase Agreement for December 2003 private offering (6)

4.23	Form of Senior Secured Convertible Note issued in December 2003 private offering (6)

4.24	Form of Warrant issued in December 2003 private offering (6)

4.25	Form of Warrant issued in 2003 offering of senior convertible promissory notes (6)

4.26	Form of Security Agreement for December 2003 private offering (6)

4.27	Form of Registration Rights Agreement for December 2003 private offering (6)

4.28	Form of Escrow Agreement for December 2003 private offering (6)

4.29	Form of Purchase Agreement for March 2004 private offering (11)

4.30	Form of Securities Purchase Agreement for June 2004 private offering (11)

4.31	Form of Series G Warrant (11)

4.32	Form Series H Warrant (11)

4.33	Form of Registration Rights Agreement for June 2004 private offering (11)

4.34	Asset Purchase Agreement, dated September 30, 2004, among Vital Living, Inc., MAF BioNutritional, LLC and Radha Krishna Heartly Blessings, Inc. (12)

10.1	2001 Stock Option Plan (1)

10.17	Warrant Agreement, dated November 20, 2002, between Vital Living, Inc. and Stuart A. Benson (7)

10.18	Amendment No. 1 to Warrant Agreement between Vital Living, Inc. and Stuart A. Benson (4)

10.19	Amendment No. 2 to Warrant Agreement between Vital Living, Inc. and Stuart A. Benson (10)

10.26	Warrant Agreement, dated April 16, 2003, between Vital Living, Inc. and Stephen Songsheng Chen (4)

Exhibit No.	Description

10.33	Asset Purchase Agreement, dated as of June 20, 2003, among Vital Living, Inc., Nature’s Systems, Inc., Christopher’s Original Formulas, Inc., Robert C. Scott and James R. Jeppson (8)

10.34	Form of Escrow Agreement, dated August 20, 2003, between Vital Living, Inc., E-Nutraceuticals, Inc., Stephen Morris and Mercantile National Bank - California, as escrow agent (5)

10.35	Development and License Agreement, dated as of December 28, 2001, between E-Nutraceuticals, Inc. and SkyePharma PLC (5)

10.36	Amendment No. 1, dated as of August 20, 2003, to Development and License Agreement by and among Vital Living, Inc., E-Nutraceuticals, Inc., Jagotec AG and SkyePharma PLC (5)

10.37	Stock Purchase Agreement, dated as of October 14, 2003, among Vital Living, Inc. and the stockholders set forth on the signature page attached thereto (9)

10.42	Form of Indemnification Agreement between the Company and each of Stuart A. Benson, Donald C. Hannah, Carson E. Beadle, and Michael Ashton (2)

10.42.1	Schedule of Indemnification Agreements in the form of Exhibit 10.42, including material detail in which such documents differ from Exhibit 10.42 (2)

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

/s/ Epstein Weber & Conover, PLC

Scottsdale, Arizona

March 27, 2007

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

December 31,
2007
(re-stated)
Assets
Current Assets
Cash and cash equivalents	$14,336
Accounts receivable, trade; net of allowance for doubtful
accounts of $3,000	557,474
Inventory	-
Prepaid expenses and other current assets	2,176
Total Current Assets	573,986

Other Assets
Property and equipment, net	66
Goodwill	2,491,416
License agreement	600,000
Other intangibles, net	11,040
Total other assets	3,102,522
Total assets	$3,676,508

Liabilities and Stockholders Equity
Current liabilities
Accounts payable, trade, net of $230,000 allowance
for estimated savings	$499,278
Accrued and other currrent liabilities	1,176,057
Due to officer	407,000
Notes payable	401,244
Long-term notes payable - net of current portion	166,500
Total current liabilities	2,650,079

Long-term debt, net of un-amortized debt discount of $453,467
and deferred debt issuance costs of $169,291	3,603,688
Long-term notes payable - net of current portion	492,171
Total liabilities	6,745,938

Commitments and contingencies
Stockholders' equity
Preferred Stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock, Series D, $0.001 par value, 1,000,000 shares authorized:
1,000,000 shares issued and outstanding	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized:
164,983,000 issued and 164,559,000 shares issued and outstanding	164,558
Additional paid-in capital - common	88,619,246
Stock, options, and warrants - unamortized	(609,016)
Treasury stock, 424,000 shares at cost	(72,280)
Accumulated other comprehensive income	(48,912)
Retained deficit	(91,124,026)
Total stockholders' deficit	(3,069,430)
Total liabilities and stockholders' deficit	$3,676,508

See accompanying notes to financial statements

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2007	2006

Revenue, net	$2,224,021	$4,941,120
Cost of goods sold	1,169,732	2,255,522
Gross profit	1,054,289	2,685,598
Administrative expenses
Salaries and benefits	704,481	815,837
Professional and consulting fees	729,601	491,720
Selling, general and administrative	672,543	1,013,995
Research and development	-	151,000
Depreciation and amortization	154,643	11,286
Total administrative expenses	2,261,268	2,483,838
Net (loss) income from operations	(1,206,979)	201,760

Other expense (net)
Interest expense (net)	(1,238,975)	(1,191,622)
Gain on resolution of accrued
research and develoopemnt	-	500,000
Gain on settlement of accounts
payable, trade	-	402,076
Other (expense) income, net	(13,857)	5,670
Net loss available to common stockholders	$(2,459,811)	$(82,116)

Basic and diluted loss per share available
to common stockholders	$(0.01)	$(0.00)
Weighted average basic and diluted
common stock outstanding	164,559,000	147,048,000

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

Vital Living, Inc.
Consolidated Statements of Cash Flows
(continued)

	Year Ended December 31,
	2007	2006
Supplemental cash flow information
Interest paid	$1,912	$2,289

Non cash investing activities
Issuance of common stock for interest	$-	$512,168

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in-Capital, Common and Preferred	Stock, Options and Warrants Unamortized	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders Equity (Deficit)
Balance December 31, 2005	1,000,000	$1,000	112,125,000	$112,124	$87,899,617	($609,016)	($72,280)	($48,912)	($88,582,099)	($1,299,566)
Common stock issued for services	–	–	95,000	25	2,105	–	–	–	–	2,130
Common stock issued for payment of interest on SR Secured Notes	–	–	39,964,000	40,271	477,114	–	–	–	–	517,385
Common stock issued in exchange for research and developemnent liability	–	–	12,500,000	12,500	237,500	–	–	–	–	250,000
Common stock issued as payment of penalty due on timely registration of stock in 2004	–	–	307,000	70	2,910	–	--	–	–	2,980
Recovery of stock issued in 2004 private placement			(432,000)	(432)						(432)
Net loss	–	–		–	–	–	–	–	(82,116)	(82,116)

Balance December 31, 2006	1,000,000	$1,000	164,559,000	$164,558	$88,619,246	($609,016)	($72,280)	($48,912)	($88,664,215)	($609,619)

Net loss	–	–	–	–	–	–	–	–	(2,459,811)	(2,459,811)

Balance December 31, 2007	1,000,000	$1,000	164,559,000	$164,558	$88,619,246	($609,016)	($72,280)	($48,912)	($91,124,026)	($3,069,430)

See accompanying notes to consolidated financial statements.

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

Through a series of various acquisition and divestiture activities, as described further below, we develop and market nutritional supplements and nutraceuticals products for distribution primarily through healthcare practitioners. Our principal products currently are GreensFIRST(R), Dream Protein(TM), Red Alert(TM), ReliefFIRST(TM), and Complete Essentials(TM).

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

In October 2003, we completed the acquisition of Doctors For Nutrition, Inc., or “DFN”. DFN’s product line includes GreensFIRST(R), a highly concentrated formulation of fruits and vegetables. One serving of the product has the antioxidant power of over 10 servings of fruits and vegetables. We currently distribute GreensFIRST(R) through health practitioner offices throughout the United States. DFN introduced Red Alert(TM), a complementary product in June 2005.

In August 2004, we consummated a joint venture with Wellness Watchers International, Inc., or WWI, and together formed Wellness Watchers Systems, LLC, or WWS. We and WWI originally each owned 50% of WWS. The operating agreement gave us overall operating responsibility. WWS manufactures a proprietary brand of dietary protein powder called Dream Protein(TM), which is directly marketed to the health practitioners together with our GreensFIRST(R) product. WWS plans to introduce complementary products that will be marketed as part of WWS’ Healthy Living Program(R). Part of WWI’s contribution to WWS was the exclusive licensing of certain products, client lists and marketing strategies, which included Dream Protein(TM). WWS has developed a unique marketing strategy that channels products directly to health practitioners. Prior to forming WWS, WWI had no prior operating history. During February 2005, we purchased WWI’s 50% interest in WWS. In conjunction with our acquisition of the remainder of WWS and certain other marketing and operation strategic productivity decisions, during the first quarter of 2005, we consolidated the operations of WWS into DFN.

At the end of April 2007, we closed our Phoenix, Arizona corporate office. Our corporate office is now located at 1289 Clint Moore Road, Boca Raton, FL, 33847. Our phone number is 561-300-9022. Our toll free number remains 866-409-6262. These offices are in the same building with Wellness Watchers Global (“WWG”), our largest distributor, in which our CEO, Stuart Benson, has a 50% interest (see Note 11). We are paying $1,500 per month of WWG’s rent in return for our office space there. In April 2007 our COO/CFO Gregg Linn resigned his positions. We have one full-time employee.

In June 2007 due to business considerations, we made an agreement with one of our suppliers to allow them to sell some of our branded products directly to one of our major distributors. This agreement ws necessary as the company did not have the capacity to service the sales needs of this customer.

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

Re-statement of financial statements

In the second quarter of 2008 we amended our 2005 10K to reflect an impairment of the goodwill associated with our Wellness Watchers Systems LLC (“WWS”) acquisition in 2004 and 2005. In August 2004, we formed WWS with Wellness Watchers Systems, Inc. (“WWI”) (a CA corporation), giving 3,000,000 shares of our common stock valued then at $805,000 and $25,000 in cash to the principles of WWI. This resulted in a 50% interest in WWS. In connection with the allocation of the purchase price in accordance with purchase accounting $805,000 was recorded as goodwill. In February 2005, we acquired the remaining 50% interest from the principles of WWI giving 1,000,000 shares of our common valued then at $70,000. As of result of the second transaction we determined that the entity value of WWS as of December 31, 2005, was approximately $140,000 based on the amount of the consideration given in February 2005 for the 50% interest in WWS purchased from the principles of WWI. Therefore we should have recorded an impairment charge of $805,000 as the year ended December 31, 2005. The effect of our re-statement for 2005 was to reduce net income by $805,000 in 2005 and reduce goodwill by that amount. We also re-stated our 2006 and 2007 10K to reduce goodwill by $805,000 and increase the retained deficit by the same amount.

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

Goodwill

Goodwill represents the excess of the aggregate price paid by us over the value of the net equity acquired in an acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are no longer required to amortize goodwill, but are required to review goodwill for impairment at least annually or whenever events indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the second quarter of 2008 we amended our 2005 10K to impair the goodwill associated with the WWS transaction by $805,000 (see Note 5). Fore the years ended December 31, 2007 and 2006, no events had occurred that would indicate goodwill had been impaired.

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

	2007	2006
Convertible preferred stock	1,000,000	1,000,000
Convertible debt	17,610,000	17,610,000
Warrants	31,580,000	30,580,000
Employee options	6,501,000	10,251,000
	56,691,000	59,441,000

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

Note 5 - Intangible assets

Intangible assets consisted of the following at December 31, 2007:

Un-Amortizable intangible assets
Goodwill	$2,491,416

		Accumulated
Amortizable intangible assets	Gross Carrying	Amortization	Net Carrying
	Amount	and Impairment	Amount

License agreements	750,000	(150,000)	600,000
Trademarks and patents	20,491	(9,452)	11,039

Total amortizable intangible assets	$770,491	$(159,452)	$611,039

	Estimated	Accumulated
	Amortization	Amortization
	Expense	Expense

For the year ended December 31, 2008	$151,380	$310,832
For the year ended December 31, 2009	$151,380	$462,212
For the year ended December 31, 2010	151,380	613,592
For the year ended December 31, 2011	151,380	764,972
For the year ended December 31, 2012	1,380	766,352
For the year ended December 31, 2013	1,380	767,732
For the year ended December 31, 2014	1,380	769,112
For the year ended December 31, 2015	1,379	770,491
For the year ended December 31, 2016	-	770,491
For the year ended December 31, 2017	-	770,491
Totals	$611,039	$770,491

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

In the second quarter of 2008 we amended our 2005 10K to reflect an impairment of the goodwill associated with our Wellness Watchers Systems LLC (“WWS”) acquisition in 2004 and 2005. In August 2004, we formed WWS with Wellness Watchers Systems, Inc. (“WWI”) (a CA corporation), giving 3,000,000 shares of our common stock valued then at $805,000 and $25,000 in cash to the principles of WWI. This resulted in a 50% interest in WWS. In connection with the allocation of the purchase price in accordance with purchase accounting $805,000 was recorded as goodwill. In February 2005, we acquired the remaining 50% interest from the principles of WWI giving 1,000,000 shares of our common valued then at $70,000. As of result of the second transaction we determined that the entity value of WWS as of December 31, 2005, was approximately $140,000 based on the amount of the consideration given in February 2005 for the 50% interest in WWS purchased from the principles of WWI. Therefore we should have recorded an impairment charge of $805,000 as the year ended December 31, 2005. The effect of our re-statement for 2005 was to reduce net income by $805,000 in 2005 and reduce goodwill by that amount. We also re-stated our 2006 and 2007 10K to reduce goodwill by $805,000 and increase the retained deficit by the same amount.

As a result of our review for the twelve months ended December 31, 2007, goodwill and all other intangible assets were deemed to be fairly stated at December 31, 2007. Our review does assume that the pending asset purchase by NutraCea will be consummated. The proxy for this transaction is currently in review by the SEC and we expect approval for it and to present the proposal to our shareholders during the second quarter of 2008.

The goodwill of $2,491,416 is attributable to previous acquisitions as follows:
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
common stock); principal due at December 17, 2008	$4,226,446

Long-term notes payable - License agreement	658,671
Total	4,885,117

Lees - current portion long-term notes payable	(166,500)
Less unamortized debt discount	(622,758)

Net long-term debt	$4,095,859

Aggregate maturities of long-term debt for the subsequent five years ending December 31 are as follows:

	Senior	Un-secured	Total
	Secured Notes	Notes Payable
2008	$4,226,446	$216,220	$4,442,666
2009	-	216,220	216,220
2010	-	186,190	186,190
2011	-	40,041	40,041
2012	-	-	-
Total	$4,226,446	$658,671	$4,885,117

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

In connection with the ENI acquisition, we acquired certain rights to SkyePharma, PLC’s (“Skye”) GEOMATRIX(R) drug-delivery technology. In conjunction with that agreement we incurred $1.0 million in research and development liabilities, of which $750,000 remained un-paid at December 31, 2005. In June 2006 we exchanged 12,500,000 shares of our common stock valued at $250,000 for the $750,000 liability resulting in a gain of $500,000.

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

Preferred Stock

Preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of shares of preferred stock could adversely affect the rights of the holders of common stock and therefore, reduce the value of the common stock. In June 2006 the Series D Preferred Stock was acquired by a partnership controlled by the CEO and COO/CFO (see Note 11). In April 2007 that partnership in turn sold the preferred stock to NutraCea, Inc.

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

Officers and Directors

In 2006 an entity owned 50% each by Stuart Benson, our President and CEO and Gregg Linn, our COO and CFO acquired the $1,000,000 Series D Preferred Stock and $1,000,000 of the Senior Secured Convertible Note from the original holder Senior Secured Note from the original holder. Prior to purchasing these securities, Mr. Benson and Linn offered us the ability to purchase these securities. Our Board of Director determined that we did not have adequate financial resources to purchase these securities and approved the purchase by Mr. Benson and Linn. Note that Mr. Benson and Linn abstained from voting on this transaction. In April 2007, those securities were acquired by NutraCea, Inc. In April 2007, these securities were sold by that partnership to NutraCea, Inc.

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