Form 10KSB/A
period 2006-12-31
VITAL LIVING INC
filed 2008-06-11
CIK 1145700

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

Research and development costs amounted to $151,000 and $72,000 for 2006 and 2005, respectively. Research and development costs incurred from our formation until December 31, 2006 were $2.4 million.

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

We have only a limited operating history. Our business must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a business in the nutritional supplement and nutraceuticals industries, which are characterized by a large number of market participants, intense competition, and a high failure rate. We incurred net losses of approximately $82,000 and $22.34 million in 2006 and 2005, respectively. We cannot assure you that we will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis or that profitability, if achieved, will be sustained. If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations. Because of our recurring operating losses and negative cash flow, the audit report of our independent public accountants on our financial statements for the fiscal years ended December 31, 2006 and 2005 contains an explanatory paragraph stating that the independent auditor has substantial doubt about our ability to continue as a going concern.

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

We had approximately $2.5 million of goodwill and $762,000 of net intangible assets at December 31, 2006, cumulatively accounting for approximately 73% of our total assets at December 31, 2006. We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and are required to analyze our goodwill and other intangible assets for impairment issues on an annual basis or when events occur that would indicate that a intangible asset impairment had occurred. The value of our goodwill and other intangible assets is exposed to future impairment if we experience declines in operating results or experience significant negative industry or economic trends or if future performance is below historical trends. We periodically review goodwill and intangible assets for impairment using the guidance of applicable accounting literature. We are subject to financial statement risk to the extent that the goodwill and other intangible assets become impaired, and any impairment losses related to goodwill and other intangible assets may result in a non-cash charge to earnings. We may, in the future, determine that certain assets classified as goodwill or intangible are impaired and record the appropriate non-cash charge to earnings.

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

We currently market our products on a wholesale basis through our distributors operating primarily in the United States. We depend on these distributors to sell our products to healthcare practitioners throughout the United States. If a significant distributor discontinues selling our products, performs poorly, does not pay for purchased products, reorganizes, or liquidates and is unable to continue selling our products, our business, financial condition, and operating results could be adversely affected. Our failure or inability to replace poorly performing distributors could have a material adverse effect on our business. Our sales and receivables is heavily concentrated on one distributor in which Stuart Benson, our CEO has a 50% interest (see “Certain Relationships and Related Transactions.”

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

Year ended December 31, 2005:	High	Low
First quarter	$0.17	$0.06
Second quarter	$0.12	$0.05
Third quarter	$0.09	$0.03
Fourth quarter	$0.06	$0.03
Year ended December 31, 2006:
First quarter (through March 17, 2006)	$0.05	$0.03
Second quarter	$0.05	$0.05
Third quarter	$0.005	$0.005
Fourth quarter	$0.005	$0.005
Year ended December 31, 2007:
First quarter (through March 30, 2007)	$0.005	$0.003

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

Results of Operations

The following sets forth selected financial data and its percentage of net sales for the years ended December 31, 2006 and 2005:

	2006		2005		Increase
	Amount	%	Amount	%	(Decrease)
Revenue	$4,941,000	100.0%	$4,858,000	100.0%	$83,000
Cost of goods sold	2,255,000	45.6%	2,301,000	47.4%	(46,000)
Gross profit	2,686,000	54.4%	2,557,000	52.6%	129,000
Administrative expenses
Salaries and benefits	816,000	16.5%	201,000	4.1%	615,000
Professional and consulting fees	492,000	10.0%	723,000	14.9%	(231,000)
Selling, general and administrative	1,014,000	20.5%	880,000	18.1%	134,000
Research and development	151,000	3.2%	72,000	1.5%	79,000
Depreciation and amortization	11,000.1%		2,455,000	50.5%	(2,444,000)
Impairment of intangibles	-	-%	19,161,000	418.3%	(19,161,000)
Total	2,484,000	50.3%	23,492,000	480.7%	(21,008,000)
Net income (loss) from operations	202,000	4.1%	(20,935,000)	-419.9%	21,137,000

Other income (expense)
Interest expense, net	(1,192,000)	-24.1%	(1,034,000)	-21.3%	158,000
Gain on issuance of common stock for accrued research and development	500,000	10.1%	-	-%	500,000
Gain on the resolution of accounts payable, trade	-	-%	445,000	9.2%	(445,000)
Gain on settlement of accounts payable, trade	402,000	8.1%	142,000	2.9%	260,000
Loss on sale and disposal of marketable securities	-	-%	(1,006,000)	-20.7%	1,006,000
Other income (expense), net	6,000	0.1-%	46,000	0.9%	(40,000)
Net loss from continuing operations	$(82,000)	(1.9)%	$(22,342,000)	-459.9%	$(22,260,000)

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

Impairment of intangibles

We test goodwill and other intangibles created by our acquisitions for impairment at least annually, or upon occurrence of such events that may indicate impairment exists, in accordance with SFAS No. 142. As a result of lower than expected operating results, we revised our expectations and, as a result, recorded an intangibles impairment loss of $19.2 million during 2005. The change in fair value of each component of goodwill and other intangibles was estimated using certain operational results and assumptions, as described below.

Doctors For Nutrition, Inc. (“DFN”) The gross value of goodwill related to the DFN acquisition was $2,421,000. During 2006 and 2005, we generated operating income of approximately $2,109,000 and $2,081,000 respectively, before depreciation, amortization, and interest charges. We expect increasing net cash flows from operations, as we increase the national distribution of GreensFIRST® and Red Alert™ along with our Dream Protein™ and Complete Essentials™ product lines by cross-selling into distribution channels currently and expanding sales of GreensFIRST® into new markets. We introduced ReliefFIRST® in June 2006, and anticipate launching additional products currently under development. Based on our analysis, we do not believe the goodwill amount at December 31, 2006 is impaired and have not recorded an adjustment to the carrying value.

Wellness Watchers Systems LLC (“WWS”). The original gross value of goodwill related to the WWS acquisition was $875,000. In the second quarter of 2008 we amended our 2005 10K to impair the goodwill associated with our Wellness Watchers Systems LLC (“WWS”) acquisition in 2004 and 2005. .WWS was acquired during the second quarter of 2004 and, to date, its products have been well received by our existing distribution channels and has played a major role in increasing the number of health practitioners to which we market our products. During 2005, we consolidated the operations of WWS into our DFN subsidiary. Subsequently, we re-evaluated the valuation of the goodwill related to this transaction and determined the goodwill amount at December 31, 2006 is impaired and have recorded an adjustment to the carrying value of $805,000.

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

Net loss from continuing operations

Our net loss for the year ended December 31, 2006 was $82,000 compared with $22,342,000 for the year ended December 31, 2005,a decrease of $22,260,000. This decrease resulted from the combination of a $129,000 increase in gross profit from our DFN subsidiary; a gain of $500,000 from the exchange of common stock for the research and development liability; a decrease of $19,161,000 for the impairment of intangibles; the decrease in depreciation and amortization of $2,444,000; a net decrease of $32,000 in salaries and benefits; a $231,000 decrease in professional and consulting fees; the reduction of the loss on disposal of marketable securities of $1,006,000; offset by a net $158,000 increase in interest expense; a net $185,000 reduction in the resolution and settlement of certain accounts payable; and a $79,000 increase in research and development costs;

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

Item 8B. Other Information

Not applicable.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position

Stuart A. Benson	53	Chairman of the board, Chief Executive Officer, President, and Director
Gregg A. Linn	44	Chief Operating Officer and Chief Financial Officer
Michael Cardamone	57	Director

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

SUMMARY COMPENSATION TABLE

	Annual Compensation (1)
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards	Options (#)	Non-equity incentive plan ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Other Compensation($)

Stuart A. Benson Chief Executive Officer, President, and Director	2006 2005	$250,000 220,000	$100,000 -	(2)	-	- 6,000,000-	-	-	$13,000 10,336
Gregg A. Linn Chief Operating Officer and Chief Financial Officer	2006 2005	$220,000 173,333	$50,0000	(2)	-	- 3,500,000-	-	-	$11,000 -

__________________

(1)	The officers also received certain perquisites, the value of which did not exceed the lesser of $50,000 or 10% of the officer's compensation during fiscal 2005.

(2)	Represents performance bonus for 2006. Amounts remaining to be paid at December 31, 2006 are approximately $50,000 for Stuart Benson and $25,000 for Gregg Linn.

Option Values and Holdings

The following table sets forth, for the officers listed, the exercisable and un-exercisable options held by them as of December 31, 2006. None of the officers exercised options during fiscal 2006.

FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year-End ($) (1)
	Exercisable	Un-exercisable	Exercisable	Un-exercisable
Stuart A. Benson	6,000,000	-	-	-
Gregg A. Linn	3,500,000	-	-	-
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

4.18	Stockholders’ Agreement, dated August 20, 2003, by and between Vital Living, Inc., Bradley D. Edson, Stuart A. Benson, Donald Hannah, SkyePharma PLC, Fifth Avenue Capital, Inc. and Stephen Morris (5)
4.19	Registration Rights Agreement, dated as of August 20, 2003, by and between Vital Living, Inc. and SkyePharma PLC (5)
4.22	Form of Securities Purchase Agreement for December 2003 private offering (6)
4.23	Form of Senior Secured Convertible Note issued in December 2003 private offering (6)
4.24	Form of Warrant issued in December 2003 private offering (6)

Exhibit No.	Description
4.25	Form of Warrant issued in 2003 offering of senior convertible promissory notes (6)
4.26	Form of Security Agreement for December 2003 private offering (6)
4.27	Form of Registration Rights Agreement for December 2003 private offering (6)
4.28	Form of Escrow Agreement for December 2003 private offering (6)
4.29	Form of Purchase Agreement for March 2004 private offering (11)
4.30	Form of Securities Purchase Agreement for June 2004 private offering (11)
4.31	Form of Series G Warrant (11)
4.32	Form Series H Warrant (11)
4.33	Form of Registration Rights Agreement for June 2004 private offering (11)
4.34	Asset Purchase Agreement, dated September 30, 2004, among Vital Living, Inc., MAF BioNutritional, LLC and Radha Krishna Heartly Blessings, Inc. (12)
10.1	2001 Stock Option Plan (1)
10.17	Warrant Agreement, dated November 20, 2002, between Vital Living, Inc. and Stuart A. Benson (7)
10.18	Amendment No. 1 to Warrant Agreement between Vital Living, Inc. and Stuart A. Benson (4)
10.19	Amendment No. 2 to Warrant Agreement between Vital Living, Inc. and Stuart A. Benson (10)
10.26	Warrant Agreement, dated April 16, 2003, between Vital Living, Inc. and Stephen Songsheng Chen (4)
10.33	Asset Purchase Agreement, dated as of June 20, 2003, among Vital Living, Inc., Nature’s Systems, Inc., Christopher’s Original Formulas, Inc., Robert C. Scott and James R. Jeppson (8)
10.34	Form of Escrow Agreement, dated August 20, 2003, between Vital Living, Inc., E-Nutraceuticals, Inc., Stephen Morris and Mercantile National Bank - California, as escrow agent (5)
10.35	Development and License Agreement, dated as of December 28, 2001, between E-Nutraceuticals, Inc. and SkyePharma PLC (5)
10.36	Amendment No. 1, dated as of August 20, 2003, to Development and License Agreement by and among Vital Living, Inc., E-Nutraceuticals, Inc., Jagotec AG and SkyePharma PLC (5)
10.37	Stock Purchase Agreement, dated as of October 14, 2003, among Vital Living, Inc. and the stockholders set forth on the signature page attached thereto (9)
10.42	Form of Indemnification Agreement between the Company and each of Stuart A. Benson, Donald C. Hannah, Carson E. Beadle, and Michael Ashton (2)
10.42.1	Schedule of Indemnification Agreements in the form of Exhibit 10.42, including material detail in which such documents differ from Exhibit 10.42 (2)
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

10.46	Employment Agreement between Vital Living, Inc. and Stuart Benson, dated January 1, 2005 effective as of February 15, 2005 (14)
10.47	Employment Agreement between Vital Living, Inc. and Gregg Linn, dated January 1, 2005 effective as of February 15, 2005 (14)

Exhibit No.	Description
10.48	2005 Incentive Compensation Plan (15)
10.49	Warrant issued to Howard Wernick (15)
10.50	Amendment No. 1 to Employment Agreement, effective January 1, 2006, between the Company and Gregg A. Linn (15)
21	List of Subsidiaries (15)
23.1	Consent of Epstein Weber & Conover PLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 905 of the Sarbanes-Oxley Act of 2002
_____________________________________

(1)	Incorporated by reference to Current Report on Form 8-K dated August 17, 2001 and filed with the SEC on October 1, 2001
(2)	Incorporated by reference to Registration Statement on Form SB-2 (333-111921) filed with the SEC on January 14, 2004
(3)	Incorporated by reference to Current Report on Form 8-K/A dated November 20, 2002 and filed with the SEC on December 5, 2002
(4)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form SB-2 (333-102106) filed on April 28, 2003
(5)	Incorporated by reference to Current Report on Form 8-K dated August 21, 2003 and filed with the SEC on September 8, 2003
(6)	Incorporated by reference to Current Report on Form 8-K dated December 15, 2003 and filed with the SEC on December 19, 2003
(7)	Incorporated by reference to Current Report on Form 8-K dated April 1, 2002 and filed with the SEC on April 16, 2002
(8)	Incorporated by reference to Current Report on Form 8-K dated July 2, 2003 and filed with the SEC on July 16, 2003
(9)	Incorporated by reference to Current Report on Form 8-K/A dated October 14, 2003 and filed with the SEC on December 5, 2003
(10)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003
(11)	Incorporated by reference to the Registration Statement on Form SB-2 (Reg. No. 333-102106) filed on August 3, 2004
(12)	Incorporated by reference to Current Report on Form 8-K dated September 30, 2004 and filed with the SEC on October 20, 2004
(13)	Amendment No. 1 to Registration Statement on Form SB-2 filed on May 12, 2004
(14)	Incorporated by reference to Current Report on Form 8-K dated February 15, 2005 and filed with the SEC on February 18, 2005
(15)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (Reg. No. 333-131839) filed with the SEC on February 14, 2006.

Item 14. Principal Accountants Fees and Services

The aggregate fees billed to our company by Epstein, Weber & Conover, PLC for the fiscal years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Audit Fees (1)	$36,000	$53,000
Audit-Related Fees (2)	19,000	19,000
Tax Fees (3)	—	—
All Other Fees	5,000	5,000
Total	$77,000	$77,000

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

Date: March 30, 2007

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Stuart A. Benson	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 30, 2007
Stuart A. Benson

/s/ Gregg A. Linn	Chief Operating Officer, Chief Financial Officer (Principal Accounting and Financial Officer) and Director	March 30, 2007
Gregg A. Linn

/s/ Michael Cardamone	Director	March 30, 2007
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

/s/ Epstein Weber & Conover, PLC

Scottsdale, Arizona

March 27, 2007, except for Note 13, for which the date is June 9, 2008.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

December 31, 2006
Assets	(re-stated)
Current Assets	$28,000
Accounts receivable, trade; net of allowance
for doubtfull accounts of $53,000	1,025,000
Inventory, net of reserve of $360,000	32,000
Pre-paid expenses and other current assets	13,000
Total current assets	1,098,000
Other Assets
Deferred debt issuance costs, net of
accumulated amortization of $588,000	354,000
Property and equipment, net	17,000
Goodwill	2,491,000
License agreement	750,000
Other intangibles, net	12,000
Other non-current assets	24,000
Total other assets	3,648,000
Total Assets	$4,746,000
Liabilities and Stockholders Equity
Current liabilities
Accounts payable, trade	$724,000
Accrued and other current liabilities	202,000
Notes payable	401,000
Long-term notes payable - current portion	72,000
Total current liabilities	1,399,000
Long-term debt, net of debt discount of $948,000	3,278,000
Long-term notes payable, net of current portion	678,000
Total liabilities	3,956,000
Commitments and contingencies
Stockholders equity
Preferred stock, $0.001 par value, 50,000,0000 sharesauthorized;
Preferred stock, Series D, $0.001 par value, 1,000,000 shares authorized:
1,000,000 shares issued and outstanding	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized;
164,983,00 shares issued and 164,559,000 outstanding	165,000
Additional paid-in capital, common	88,619,000
Stock options and warrants, un-amortized	(609,000)
Treasury stock, 424,000 shares at cost	(72,000)
Accumulated other comprehensive income	(49,000)
Retained deficit	(88,664,000)
Total stockholders deficit	(609,000)
Total liabilities and stockholders deficit	$3,347,000

See accompanying notes to financial statements

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statement of Operations

	12 Months Ended	12 Months Ended
	December 31, 2006	December 31, 2005
		(re-stated)
Revenue, net	$4,941,000	$4,858,000
Cost of goods sold	2,255,000	2,301,000
Gross Profit	2,686,000	2,557,000
Administrative expenses
Salaries and benefits	816,000	201,000
Professional and consulting fees	492,000	723,000
Selling, general, and administrative	1,014,000	880,000
Research and development	151,000	72,000
Depreciation and amortization	11,000	2,455,000
Impariment of intangibles	-	19,161,000
Total administrative expenses	2,484,000	23,492,000
Net loss from operations	202,000	(20,935,000)
Other income (expense)
Interest expense, net	(1,192,000)	(1,034,000)
Gain on resolution of accrued research and development	500,000	-
Gain on resolution of accounts payable, trade	-	445,000
Gain of settlement of accounts payable, trade	402,000	142,000
Loss on sale and disposal of marketable securities	-	(1,006,000)
Other income (expense), net	6,000	46,000
Net other expense	(284,000)	(1,407,000)
Net loss from operations	(82,000)	(22,342,000)
Preferred stock dividend	-	(125,000)
Net loss available to common stockholders	$(82,000)	$(22,467,000)
Basic and diluted loss per share	$(0.00)	(0.22)
Preferred stock dividen	0.00	(0.00)
Basick and diluted loss per share available to
common stockholders	$(0.00)	$(0.22)
Weighted average basic and diluted common stock outstanding	147,048,000	101,426,000

See accompanying note to consolidated financial statements

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows

	12 Months Ended	12 Months Ended
	December 31, 2006	December 31, 2005
		(re-stated)
Cash flows from operatiing activities;
Net loss	$(82,000)	$(22,342,000)
Adjustmens to reconcile net loss to net cash used
operating activities:
Depreciaiton and amortization	11,000	2,455,000
Impairment of intangibles	-	19,161,000
Interest and amortization of costs associated
with senior convertible notes	679,000	925,000
Gain on issuance of common stock for
accured research and development	(500,000)	-
Gain on settlement of accounts payable, trade	-	(142,000)
Repricing of and modifcations to warrants	-	(648,000)
Amortization of restriced common stock, options,
and warrants issued for compensation	6,000	155,000
Loss on sale of marketable securities	-	471,000
Loss on disposal of marketable securities	-	535,000
Gain on write off of accounts payable	-	(445,000)
Bad debt expense	-	121,000
Loss on disposal of property and equipment	-	14,000
Change in operating assets and liabilities
Accounts receivable, trade	(537,000)	(163,000)
Inventory	79,000	30,000
Prepaid expenses and other current asssets	62,000	(12,000)
Accounts payable, trade	(379,000)	(233,000)
Accured liabilities	497,000	(242,000)
Net cash used in operating activities	(164,000)	(360,000)
Cash flows from investing activities:
Proceeds from sale of property and equipment	-	2,000
Proceeds from sale of marketable securities	-	64,000
Net loss available to common stockholders	-	66,000
Cash flows from financing activities:
Proceedss from sale of common stock, options,	-	20,000
Cash provided by financing activities	-	20,000
Net decrease in cash	(164,000.00)	(274,000.00)
Cash at beginning of period	192000	466,000
Cash at end of period	$28,000	$192,000

See accompanying note to consolidated financial statements

Vital Living, Inc.
Consolidated Statements of Cash Flows
(continued)
	Year Ended December 31,
	2006	2005
Supplemental cash flow information
Interest paid	$3,000	$3,000
Non cash investing activities
Issuance of common stock for interest	$512,000	$515,000
Issuance of common stock for intangibles	$-	$70,000
Conversion of Series C Preferred to common	$-	$500,000
Conversion of senior notes and accrued interest	$-	$60,000

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock			Common Stock
	Shares	Par Value	Discount	Shares	Par Value	Additional Paid-in- Capital, Common and Preferred	Stock, Options and Warrants Unamortized	Treasury Stock	Accumulated Other Compehensive Income (Loss)	Accumulated Deficit	Total Stockholders Equity (Deficit)
Balance December 31, 2004	1,500,000	$1,000	$0	99,016,000	$99,000	$87,037,000	($214,000)	($72,000)	($946,000)	($65,990,000)	$19,915,000
Conversion of Series C Preferred
stock to common stock	(500,000)	-	--	500,000	-	-	--	--	--	-	-
Common stock issued as dividend on
Series C Preferred	--	--	--	250,000	-	250,000	--	--	--	(250,000)	-
Common stock issued for services	--	--	--	150,000	-	6,000	--	--	--	--	6,000
Common stock issued for settlements
of accounts payable	--	--	--	528,000	1,000	56,000	--	--	--	--	57,000
Commons stock issued for payment
of interest on Senior Secured Notes	--	--	--	8,972,000	9,000	506,000	--	--	--	--	515,000
Common stock issued for
acquisitions of intangibles	--	--	--	1,000,000	1,000	69,000	--	--	--	--	70,000
Common stock issued in exchange
for Senior Secured Convertible Notes	--	--	--	250,000	1,000	60,000	--	--	--	-	61,000
Sale of common stock	--	--	--	357,000	-	20,000	--	--	--		20,000
Forfeitable stock awards	--			1,102,000	1,000	(105,000)	104,000	--	--	-	-
Amortization of restricted common
stock, options, and warrants issued
for services	--	--	--	--	--	-	149,000	--	--	-	149,000
Re-pricing of options	--					-	(648,000)	--	--	-	(648,000)
Net loss	--									(22,342,000)	(22,342,000)
Comprehensive loss:	--	--	--	--	--	--	--	--	--
Sale of marketable securities	--	--	--	--	--	--	--	--	448,000	-
Loss on marketable securities	--	--	--	--	--	--	--	--	449,000	-
Comprehensive loss	--	--	--	--	--	--	--	--	897,000	-	897,000
Balance December 31, 2005	1,000,000	$1,000	$0	112,125,000	$112,000	$87,899,000	($609,000)	($72,000)	($49,000)	($88,582,000)	($1,300,000)
		-	--	--	--	--	--	--	--
Common stock issued for services	--	--	--	95,000	-	3,000	--	--	--	--	3,000
Common stock issued for payment of
interest on SR Secured Notes	--	--	--	39,964,000	40,000	476,000	--	--	--	--	516,000
Common stock issued in exchange
for research and developemnent
liability	--	--	--	12,500,000	13,000	238,000	-	--	--	-	251,000
Common stock issued as payment of
penalty due on timely registration of
stock in 2004	--	--	--	307,000	-	3,000	-	--	--	-	3,000
Recovery of stock issued in 2004
private placement				(432000)
Net loss	--	-	-		-	-	-	-	-	(82,000)	(82,000)
				--
Balance December 31, 2006	1,000,000	$1,000	$0	164,559,000	$165,000	$88,619,000	($609,000)	($72,000)	($49,000)	($88,664,000)	($609,000)

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

Accounts Payable

During 2006, we recognized a net gain of $402,000 related to the settlement of certain accounts payable. Included in that gain was $253,000 that was derived from estimated settlement amounts for payables deemed under statute as longer our liability. The balance of the gain represents an original $217,000 payable that we settled for $68,000. We believe that our net accounts payable is adequately stated and that all amounts written off were proper.

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

	2006	2005
Convertible preferred stock	1,000,000	1,000,000
Convertible debt	17,610,000	17,610,000
Warrants	31,580,000	30,580,000
Employee options	10,251,000	13,801,000
	60,441,000	62,991,000

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

2005
$(22,342,000)
Net Loss as reported
Add:
Stock based compensation included in determination of net loss	-
Re-pricing of warrants	(648,000)
Deduct:
Stock based employee compensation determined under fair value
based method for all awards, net of related tax effects	(689,000)
Net loss - pro forma	(23,679,000)
Net loss available to common shareholders - pro forma	$(23,679,000)
Basic and diluted loss per share
Basic and diluted loss per share available to common shareholders - as reported	$(0.22)
Basic and diluted loss per share - pro forma	$(0.23)
Basic and diluted loss per share available to common shareholders - pro forma	$(0.23)
Weighted average basic and diluted common stock outstanding	101,426,000

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

Note 3 - Mergers and acquisitions

Wellness Watchers Systems, LLC.

In August 2004, we consummated a joint venture with Wellness Watchers International, Inc., or WWI, and together formed Wellness Watchers Systems, LLC, or WWS. We originally paid WWI $805,000 for our 50% interest in WWS which was recorded as goodwill. The purchase price consisted of 3,000,000 shares of our common stock along with a $25,000 cash payment made in August 2004. During 2005, we purchased WWI’s 50% interest in WWS by issuing an additional 1,000,000 shares of common stock recorded as a $70,000 increase in goodwill. Also, during 2005 events occurred that indicated the original $805,000 of goodwill was impaired, accordingly a charge of $805,000 was recorded.

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

Note 5 - Intangible assets

Intangible assets consisted of the following at December 31, 2006:

Un-Amortizable intangible assets
Goodwill	$2,491,000

Amortizable intangible assets	Gross Carrying	Accumulated Amortization	Net Carrying
	Amount	and Impairment	Amount
License agreement	$34,661,000	$(34,661,000)	$-
License agreement	4,093,000	(4,093,000)	-
License agreements	750,000	-	750,000
Marketing agreement	4,304,000	(4,304,000)	-
Trademarks and patents	20,000	(8,000)	12,000

Total amortizable intangible assets	$43,828,000	$(43,066,000)	$762,000

	Estimated	Accumulated
	Amortization	Amortization
	Expense	Expense
For the year ended December 31, 2007	$152,000	$43,218,000
For the year ended December 31, 2008	151,000	43,369,000
For the year ended December 31, 2009	152,000	43,521,000
For the year ended December 31, 2010	151,000	43,672,000
For the year ended December 31, 2011	151,000	43,823,000
For the year ended December 31, 2012	1,000	43,824,000
For the year ended December 31, 2013	1,000	43,825,000
For the year ended December 31, 2014	2,000	43,827,000
For the year ended December 31, 2015	1,000	43,828,000
For the year ended December 31, 2016	-	43,828,000
Totals	$762,000	$43,828,000

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

As a result of our review, goodwill and all other intangible assets were deemed to be fairly stated at December 31, 2006. The goodwill of $2,491,000 is attributable to previous acquisitions as follows:

DFN	$2,421,000
WWS	70,000
Total	$2,491,000

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

We agreed to include the additional shares of common stock that are now issueable upon conversion of the outstanding Secured Notes as a result of the reduction in the conversion price in the next registration statement we file with the Securities and Exchange Commission ("New Registration Statement"). The shares of common stock originally convertible under the Secured Notes are registered for resale under our Registration Statement on Form SB-2 (SEC File No. 333-111921) ("Registration Statement"), which was declared effective by the SEC on August 13, 2004. We are now entitled to pay all 12% interest due on the Secured Notes in either cash or shares of our common stock, at our sole option, commencing with the interest payment due in December 2004. We were originally required to pay the 12% interest on the senior convertible promissory notes at the rate of 8% per annum in cash and had the option to pay the remaining interest at the rate of 4% per annum in cash or shares of common stock. The shares of common stock representing the 4% interest payments are registered for resale under the Registration Statement. We have agreed to include the additional shares of common stock representing the 8% interest payments in the New Registration Statement; and all penalties that we were required to pay as a result of our failure to have the Registration Statement declared effective by April 15, 2004 will be payable by our in shares of common stock ("Penalty Stock") at a price equal to $0.258. Such shares will be included on the New Registration Statement.

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

Amounts charged to interest expense during the year ended December 31, 2006 and 2005 totaled $185,000 and $227,000 respectively.

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

In connection with the Company’s purchase of M.A.F. Group, LLC (“MAF”) in late 2002, the Company signed a document title “Unlimited Continuing Guaranty” (“Guaranty”) under which we agreed to unconditionally perform all of M.A.F.’s obligations under an SBA loan. This document was prepared by M.A.F.s counsel for the purpose of inducing the Commerce Bank (“Commerce”) to approve the sale of MAF to Vital Living, Inc. which required Commerces’ express approval under the terms of the SBA loan. Ultimately, MAF never sought Commerces’ approval, this document was never delivered to Commerce, and we assumed that the Guaranty had been discarded. In September 2004 we ceased making payments against the SBA loan (see Note 6 and 9) and eventually Commerce began pursuing William Coppel (former owner of MAF, and an officer of VLI for a time after the acquisition of MAF before leaving the Company). We have an accrual of $401,000 included in our current liabilities relating to this obligation. In July 2006, Coppel, through counsel, wrote a letter to the Company demanding that the Company honor the Guaranty and satisfy his indebtedness under the SBA loan. The Company responded to the demand, outlining the reasons why the Guaranty is unenforceable and noting that the Company has a potential counterclaim against Mr. Coppel based upon his breaches of the separation agreement in connection with his resignation. Since the Company’s response in August 2006, Mr. Coppel has not made any further efforts to enforce the purported Guaranty against the company. The Company intends to vigorously defend a lawsuit to enforce the Guaranty, should one ever be filed.

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

During 2006, $432,000 of common stock previously issued was cancelled.

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

During the years ended December 31, 2006 and 2005, 95,000 and 250,000 shares of common stock with a value of $4,000 and $12,000 respectively, were issued to directors for director services and to various consultants for various consultations and advisory services to be provided over a period ranging from 12 months to two years. These shares were originally capitalized as a component of equity and amortized to expense over the vesting periods. For the years ended December 31, 2006 and 2005, $4,000 and, $93,000, respectively was amortized to expense. The value of unamortized restricted common stock issued for services as of December 31, 2006 and 2005 was $0.

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

In August 2004 we issued 125,000 warrants with an exercise price of $0.26 to one of our employees in conection with our joint venture with Wellness Watchers Systems LLC.

In January 2006 we granted 1,000,000 warrants to purchase common stock at $0.001 per share to Atlas Capital as part of our agreement with them to provide investment banking services to us.

In aggregate, as of December 31, 2006, there were 20,888,269 of these warrants outstanding.

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

2006				2005
	Number		Exercise	Number		Exercise
	Granted	Fair Value	Price	Granted	sFair Value	Price
Options	1,000,000	$4,900	$0.001	3,550,000	$142,000	$0.04
	1,000,000	$4,900		3,550,000	$142,000

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

In December 2005, we issued 3,550,000 options to board members with an exercise price of $0.04 for services

During June and July 2004, in connection with the common stock offering, we granted an aggregate of 2,000,000 warrants to acquire common stock to investment advisors with an exercise price of $1.25 per share. Additionally, during 2004, we issued 300,000 warrants to acquire common stock with exercise pices that ranged from $0.25 to $1.29 per share to various advisors.

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

.In January 2002, we issued 125,000 options to an employee under our 2001 Stock Option Plan. The options have an exercise price of $1.00 per share, expire in four years, and vest quarterly, 40,000 in the first year, 45,000 in the second year, and 40,000 in the third year. The fair value of the options using the Black-Scholes option-pricing model was determined to be zero.

Summary of Options and Warrants

A summary of stock option activity for employees and directors for the years ended December 31 is as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	13,801,000	$0.09	401,000	$0.09
Granted	-		13,400,000
Cancelled	(3,550,000)		-	$0.09
Exercised	-		-
Outstanding at end of period	10,251,000	$0.09	13,801,000	$0.09
Exercisable at end of period	10,251,000	$0.09	13,801,000	$0.09

Information about stock options outstanding at December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Shares	Contractual	Exercise		Exercise
Prices	Outstanding	Life	Price	Shares Exercisable	Price
$0.65 - $1.00	401,000	1.75	$0.87	401,000	$0.91
$0.04 - $0.08	9,850,000	0	$0.06	9,850,000	$0.06
	10,251,000			10,251,000

A Summary of warrant activity for non-employees for the years ended December 31 is as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning
of period	30,580,000	$0.46	31,815,000	$0.46
Granted	1,000,000	0.001	-	-
Cancelled	-	-	(1,235,000)	-
Exercised	-	-	-	-
Outstanding at end of
period	31,580,000	$0.46	30,580,000	$0.46
Exercisable at end of
period	31,580,000	$0.46	30,580,000	$0.46

Information about warrants outstanding at December 31, 2006 is as follows:

	Warrants Outstanding & Exercisable
		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Shares	Contractual	Exercise
Prices	Outstanding	Life	Price
$0.01 - $0.35	27,423,000	3.10	$0.13
$0.54 - $1.00	125,000	1.98	$-
$1.30 - $1.65	3,450,000	2.52	$0.16
$2.00	582,000	1.42	$0.04
	31,580,000	3.00	$0.34

Note 11 - Income Taxes

  Components of the deferred tax asset (liabilities) as of December 31 are as follows:

	2006	2005
Net operating loss carryforwards	$12,496,000	$11,715,000
Marketable securities	214,000	214,000
Accounts receivable	161,000	161,000
Deferred compensation	3,038,000	3,038,000
Inventories	0	0
Amortizable intangibles	14,056,000	14,795,000
Other temporary differences	20,000	42,000
	29,985,000	29,965,000
Less valuation allowance	(29,985,000)	(29,965,000)
	$0	$0

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

As we have had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2006 and 2005. During the years ended December 31, 2006 and 2005, a current income tax benefit of $21,000 and $8,921,000, respectively, was offset by an equal deferred income tax provision primarily related to the increase in the valuation allowance. The valuation allowance increased $20,000 during 2006 due to our current period net loss. Due to the increase in the valuation allowance, the effective tax rate has been reduced to 0% for the years ended December 31, 2006 and 2005. As of December 31, 2006, we had net operating loss carry forwards for federal income tax reporting purposes of approximately $34,100,000 which expire at varies periods through 2025. The utilization of such operating losses may be limited.

A reconciliation of statutory to effective income tax rates is as follows for years ended December 31:

		2006		2005
Federal statutory rates	-34%	$(28,000)	-34%	$(7,596,000)
State	-6%	(5,000)	-6%	(1,340,000)
Valuation allowance	40%	21,000	40%	8,921,000
Other	0%	12,000	0%	15,000
Effective rate	0%	$-	0%	$-

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

Officers and Directors

During 2005 a partnership owned 50% each by Stuart Benson, CEO and Gregg Linn COO/CFO acquired a $40,000 from the original holder Senior Secured Note from the original holder.

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

Shareholders

In 2006 we granted Atlas Capital Services LLC 1,000,000 warrants at an exercise price of $0.001 in conjunction with an agreement with them to provide consulting, investment and financial services. During 2006 we paid Atlas $67,500 for such services.

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

Note 13 - Re-statement of Financial Statements

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