Form 10-Q
period 2008-06-30
VITAL LIVING INC
filed 2008-09-05
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of September 1, 2008, there were 164,559,000 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(re-stated)
Assets
Current assets:
Cash	$109,198	$3,663
Restricted cash	10,677	10,673
Accounts receivable, trade, related party; net of allowance for doubtful accounts of $3,276 each period	1,010,900	539,391
Accounts receivable, trade	136,664	18,083
Prepaid expenses deposits	1,785	2,176
Total current assets	1,269,224	573,986

Other assets:
Property and equipment, net	-	66
Goodwill	2,491,416	2,491,416
License agreement, net of accumulated amortization of $375,000 and $150,000, respectively	375,000	600,000
Other intangibles, net	10,355	11,040
Total other assets	2,876,771	3,102,522

Total assets	$4,145,995	$3,676,508

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, trade	$549,175	$499,278
Accrued and other current liabilities	1,601,490	1,176,057
Due to officer	462,000	407,000
Notes payable	401,244	401,244
Long-term notes payable - current portion	409,529	166,500
Total current liabilities	3,423,438	2,650,079

Long-term debt, net of unamortized debt discount of $283072 and $622,758 respectively	3,943,374	3,603,688
Longterm notes payable, net of current portion	349,142	492,171
Total liabilities	7,715,954	6,745,938

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock - Series D, $0.001 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized; 164,983,000 issued and 164,559,000 shares outstanding, respectively	164,558	164,558
Additional paid-in capital	88,619,246	88,619,246
Stock, options, and warrants - unamortized	(609,016)	(609,016)
Treasury stock, 424,000 shares at cost	(72,280)	(72,280)
Accumulated other comprehensive loss	(48,912)	(48,912)
Accumulated deficit	(91,624,555)	(91,124,026)
Total stockholders’ equity	(3,569,959)	(3,069,430)

Total liabilities and stockholders’ equity	$4,145,995	$3,676,508

See accompanying notes to financial statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue, net	$932,299	$509,398	$1,738,810	$1,947,048
Cost of goods sold	390,086	251,324	693,656	877,869
Gross profit	542,213	258,074	1,045,154	1,069,179
Administrative expenses
Salaries and benefits	102,938	299,019	206,832	492,737
Professional and consulting fees	31,179	98,976	51,430	155,481
Selling, general and administrative	118,421	107,543	235,952	342,714
Depreciation and amortization	112,841	37,715	225,750	78,037
Total administrative expenses	365,379	543,253	719,964	1,068,969
Net income from operations	176,834	(285,179)	325,190	210
Other expense (net)
Interest expense (net)	(309,445)	(298,132)	(620,718)	(611,775)
Lawsuit settlement		-	(205,000)	-
Loss on disposal of assets	-	(13,857)	-	(13,857)
Net loss available to common stockholders	$(132,611)	$(597,168)	$(500,528)	$(625,422)

Basic and diluted earnings (loss) per share
Basic earnings (loss) per share available to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Fully diluted earnings (loss) per share to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average basic common stock outstanding	164,559,000	164,559,000	164,559,000	164,559,000
Weighted average fully diluted common stock outstanding	164,559,000	164,559,000	164,559,000	164,559,000

See accompanying notes to financial statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(500,528)	$(655,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225,751	78,036
Amortization of costs associated with senior convertible notes	339,685	339,686
Allowance for doubtfull accounts	-	(50,000)
Inventory reserve	-	(360,363)
Loss on disposal of assets	-	13,857
Change in operating assets and liabilities:
Accounts receivable, trade	(590,090)	(147,423)
Inventory	-	309,546
Prepaid expenses and other assets	390	29,776
Accounts payable, trade	49,895	(198,969)
Accrued and other current liabilities	425,429	762,153
Cash used in continuing activities	(49,468)	121,075

Cash flows from investing activities:
Restricted cash	3	-
Cash used in investing activities	3	-

Cash flows from financing activities:
Proceeds from borrowing on notes payable	100,000	-
Loans from officer	55,000
Payment on notes payables	-	(91,329)
Cash used in financing activities	155,000	(91,329)

Net decrease in cash	105,535	29,746
Cash at beginning of period	3,663	27,662
Cash at end of period	$109,198	$57,408

Supplemental cash flow information

Interest paid	$275	$866

See accompanying notes to financial statements.

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Un-audited)

Note 1 - Interim Financial Information

We have included the consolidated balance sheet as of June 30, 2008, the consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007. The consolidated balance sheet as of December 31, 2007 (re-stated) was derived from the audited consolidated financial statements included in our Annual Report on Form 10-KSB, for the year ended December 31, 2007 (re-stated). It is our opinion that all adjustments, which are of a normal recurring nature necessary to present fairly such financial statements, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB, for the year ended December 31, 2007 (re-stated). The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

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

Our corporate office is located at 1289 Clint Moore Road, Boca Raton, FL, 33487. Our phone number is 561-300-9022. Our toll-free number remains 866-409-6262. These offices share space with Wellness Watchers Global (“WWG”), our largest distributor, in which our CEO Stuart Benson has a 50% interest (see Note 10 to the consolidated financial statements included herein). We are approximately $4,400 per month of WWG’s rent in return for our office space there. We have 2 employees, both of whom work in the Boca Raton location.

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

	June 30,	June 30,
	2008	2007

Convertible preferred stock	1,000,000	1,000,000
Convertible debt	17,610,000	17,610,000
Warrants	31,680,000	31,580,000
Stock options	10,251,000	15,109,000

	60,541,000	65,299,000

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Un-audited)

Note 5 - Intangible assets

Intangible assets consisted of the following:

	March 31, 2008
Un-amortizable intangible assets-Goodwill	$2,421,416

Amortizable intangible assets	Gross carrying	Accumulated amortization	Net carrying
	amount		amount
License agreement	$750,000	$(375,000)	$375,000
Trademarks and patents	20,491	(10,136)	10,355
Total amortizable intangible assets	$770,491	$(385,136)	$385,355

	December 31, 2007
Un-amortizable intangible assets-Goodwill	$2,421,416

Amortizable intangible assets	Gross carrying	Accumulated amortization	Net carrying
	amount	and impairment	amount
License agreement	$750,000	$375,000	$375,000
Trademarks and patents	20,491	(10,136)	10,355
Total amortizable intangible assets	$770,491	$364,864	$385,355

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

We were in legal proceedings with the previous owners of COF over the re-purchase by them of the COF operations. On May 6th, 2005 Christophers’ Original Formulas, SFMB, Inc., Robert C Scott, Norman Bacala, and Ruth Christopher filed a complaint against Vital Living, Inc., Natures Systems, Inc., James R. Jeppson, Stuart Benson, and Donald Hannah in the Third Judicial District Court for Salt Lake County, State of Utah. The Complaint alleged damages in excess of $400,000 relating to alleged breaches of a Settlement and a Release Agreement dated July 9th, 2004. Vital Living and the other defendants have filed a Motion to Dismiss the action based on a variety of legal theories. In the second quarter of 2008 the Third Judicial District Court dismissed the case due to lack of action by the plaintiffs.

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

In October 2006, Timekeeping systems, Inc. (“TKI”) filed suit against us alleging that we conspired with Mitch Fineglass, our former COO, to hide certain assets for the purpose of frustrating TKI’s efforts to collect on TKI’s judgment against Mr. Feinglass in Ohio. Specifically TKI alleges that we paid certain consulting fees to two companies allegedly controlled, which TKI claims were offshore operations. TKI alleges that these funds should have been paid to Mr. Feinglass directly, and the paying them to the purported offshore entities amount to a “conspiracy to commit a fraudulent conveyance.” TKE seeks damages against the company in an amount equal to TKI’s Ohio judgment of $105,000 plus interest for 6 years 1t 10%, attorney’s fees, and costs. In March 2008, we agreed to settle this lawsuit for $205,000 and are currently finalizing the settlement agreement.

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

During the six months ended June 30, 2008 there was no stock issued by the company.

   Note 10 - Concentrations

During the six months ended June 30, 2008 and 2007, one customer was responsible for 78% and 78% of our sales, respectively. The same customer accounted for 88% and 96%, of our trade accounts receivable as of June 30, 2008 and December 31, 2007, respectively. Effective January 2007, our President and CEO, Stuart Benson, became a 50% shareholder in this customer (see Note 10 to the consolidated financial statements included herein).

Note 11 – Related Party Transactions

During June 2006, VTLV LLC, an entity jointly controlled by our CEO/President and our COO/CFO or their assigns, purchased $1.0 million of our Senior Secured Notes and 1.0 million shares of our Preferred Stock from an existing stockholder for an aggregate of $416,667. Prior to this purchase, in June 2006, our Board of Directors determined that we did not have the necessary resources to fund the purchases of these securities and allowed our CEO/President and COO/CFO to acquire these securities. In April 2007, VTLV LLC sold those securities to NutraCea, Inc., for a total of $2,000,000.

In April 2008, VTLV II LLC, an entity controlled by our CEO/President purchased an aggregate of $1,076,998 of our outstanding Senior Secured Notes. In April 2008 VTLV II LLC sold these notes to NutraCea, Inc., for $1,942,755.

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

During the first six months of 2008, we made rent payments totaling $27,559 for administrative office space for the Company in Boca Raton, FL. This office is in the same office of WWG, our major distributor, an entity 50% owned by Stuart Benson, our President and CEO. The Company pays approximately $4,593 per month, a portion of WWG’s total rent, to the landlord of WWG.

ITEM 2. Management’s Discussion and Analysis or Plan of Operations.

The following discussion and analysis should be read in conjunction with our financial statements, and the notes thereto contained elsewhere in this filing and in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2007 (re-stated).

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

Results of Operations

Quarter Ended June 30, 2008 Compared with the Quarter Ended June 30, 2007

The following sets forth selected financial data and its percentage of revenue for the comparative three months ended:

	June 30, 2008		June 30, 2007		Increase (Decrease)
	Amount	%	Amount	%
Revenue, net	$932,299	100.0%	$509,398	100.0%	$422,901
Cost of goods sold	390,086	42.0%	251,324	49.0%	138,762
Gross profit	542,213	58.0%	258,074	51.0%	284,139
Administrative expenses
Salaries and benefits	102,938	11.0%	299,019	59.0%	(196,081)
Professional and consulting fees	31,179	3.0%	98,976	19.0%	(67,797)
Selling, general and administrative	118,421	13.0%	107,543	21.0%	10,878
Amortization	112,841	12.0%	37,715	7.0%	75,126
Total	365,379	39.0%	543,253	106.0%	(177,874)
Net income from operations	176,834	19.0%	(285,179)	-55.0%	462,013
Other expense
Interest expense (net)	(309,445)	-33.0%	(298,132)	-59.0%	(11,313)
Lawsuit settlement	0	0.0%
Loss on disposal of assets	-	0.0%	(13,857)	-3.0%	13,857
Net loss	$(132,611)	-14.0%	$(597,168)	-117.0%	$464,557

Revenue, net:

Revenue for the quarter ended June 30, 2008 was $932,299 compared with $509,398 for the quarter ended June 30, 2007, an increase of $422,901. This increase is attributable to our decision in the six months ended June 30, 2007 to allow one of our suppliers to sell our products to our largest customer due to our inability at that time to meet the customer’s orders. During 2008 we have met all of our customer’s orders.

Cost of Goods Sold and Gross Profit:

Cost of goods sold for the quarter ended June 30, 2008 was $389,086 compared with $251,324 for the quarter ended June 30, 2007, an increase of $138,762. This increase is the result of our incrreased sales and continued efforts to reduce product costs. Our gross margin in the quarters ended June 30, 2008 and 2007 was 58% and 51%, respectively.

Administrative Expenses:

Salaries and benefits for the quarter ended June 30, 2008 was $102,938 compared with $299,019 for the quarter ended June 30, 2007. This decrease of $196,081 the result of the reduction of total employees from four in the prior quarter to two in the current quarter associated with the resignations of our chief financial officer and corporate controller in the second quarter of 2007.

Professional and consulting fees were $31,179 for the quarter ended June 30, 2008 compared with $98.976 for the quarter ended June 30, 2007, a decrease of $67,797. Professional and consulting fees include legal, accounting, and investment and banking consulting.

Selling, general and administrative expenses for the quarter ended June 30, 2008 were $118,421 compared with $107,543 for the quarter ended June 30, 2007, an increase of $10,878. The increase is the result of our efforts to reduce staff, out-source certain functions, and focus on cost containment and expense management.

Depreciation and amortization expense for the quarter ended June 30, 2008 was $112,841 compared with $37,715 for the quarter ended June 30, 2007, an increase of $75,126. The increase is the result of the amortization of the license agreements entered into in September and December of 2006.

Other Income (Expense):

Interest expenses (net) for the quarter ended June 30, 2008 was $309,445 compared to $298,132 for the quarter ended June 30, 2007. Interest expense consists of the interest on our Senior Secured Convertible Notes combined with the amortization of the deferred debt interest costs.

Net Loss :

Our net loss for the quarter ended June 30, 2008 was $132,611 compared with $597,168 for the quarter ended June 30, 2007, a decrease of $464,557. The decreased net loss resulted from the combination of a $422,901, or 83%, increase in sales during the second quarter of 2008, resulting in a $284,139 increase in gross profit, and a $177,874 reduction of total operating costs.

Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007

The following sets forth selected financial data and its percentage of revenue for the comparative three months ended:

	June 30, 2008		June 30, 2007		Increase (Decrease)
	Amount	%	Amount	%
Revenue, net	$1,738,810	100.0%	$1,947,048	100.0%	$(208,238)
Cost of goods sold	693,656	40.0%	877,869	45.0%	(184,213)
Gross profit	1,045,154	60.0%	1,069,179	55.0%	(24,025)
Administrative expenses
Salaries and benefits	206,832	12.0%	492,737	25.0%	(285,905)
Professional and consulting fees	51,430	3.0%	155,481	8.0%	(104,051)
Selling, general and administrative	235,951	14.0%	342,714	18.0%	(106,763)
Amortization	225,750	13.0%	78,037	4.0%	147,713
Total	719,963	42.0%	1,068,969	55.0%	(349,006)
Net income from operations	325,191	18.0%	210	0.0%	324,981
Other expense
Interest expense (net)	(620,718)	-36.0%	(611,775)	-31.0%	(8,943)
Lawsuit settlement	(205,000)	-12.0%
Loss on disposal of assets	-	0.0%	(13,857)	-1.0%	13,857
Net loss	$(500,527)	-29.0%	$(625,422)	-32.0%	$124,895

Revenue, net:

Revenue for the six months ended June 30, 2008 was $1,738,810 compared with 1,947,048 for the six months ended June 30, 2007, a decrease of $208,238. This decrease is primarily attributable to a decline of $223,000 in sales to our largest customer.

Cost of Goods Sold and Gross Profit:

Cost of goods sold for the six months ended June 30, 2008 was $693,656 compared with $877,869 for the six months ended June 30, 2007, a decrease of $184,213. This decrease is the result of our continued efforts to reduce product costs. Our gross margin in the six months ended June 30, 2008 and 2007 was 60% and 55%, respectively.

Administrative Expenses:

Salaries and benefits for the six months ended June 30, 2008 was $206,832 compared with $492,737 for the six months ended June 30, 2007. This decrease of $285,905 is the result of the reduction of total employees from four in the prior quarter to two in the current quarter associated with the resignations of our chief financial officer and corporate controller in the second quarter of 2007.

Professional and consulting fees were $51,430 for the six months ended June 30, 2008 compared with $155,481 for the six months ended June 30, 2007, a decrease of $104,051. This decrease reflects the on-going effort to reduce the use of outside consultants.

Selling, general and administrative expenses for the six months ended June 30, 2008 were $235,951 compared with $342,714 for the six months ended June 30, 2007, a decrease of $106,763. The decrease is the result of our efforts to reduce staff, out-source certain functions, and focus on cost containment and expense management.

Depreciation and amortization expense for the quarter ended June 30, 2008 was $225,750 compared with $78,037 for the six months ended June 30, 2007, an increase of $147,713. The increase is the result of the amortization of the license agreements entered into in September and December of 2006.

Other Income (Expense):

Interest expenses (net) for the six months ended June 30, 2008 was $620,718 compared to $611,775 for the six months ended June 30, 2007. Interest expense consists of the interest on our Senior Secured Convertible Notes combined with the amortization of the deferred debt interest costs.

In the first quarter of 2008 we reached an agreement to settle a lawsuit (see Note 6 to the consolidated financial statements included herein) for $205,000 and accrued this expense and the associated current liability. We began making payments in June 2008 of $2,000 per month.

Net Loss:

Our net loss for the six months ended June 30, 2008 was $500,527 compared with $625,422 for the six months ended June 30, 2007, a decrease of $124,895. The decreased net loss resulted primarily from the $349,006 reduction in total operating expenses offset by $205,000 lawsuit settlement.

Liquidity and Capital Resources:

At June 30, 2008, we had cash of $109,198, and restricted cash of $10,677. The restricted cash is a compensating balance securing a corporate credit card.

Cash flows used in operating activities was $49,468 during the six months ended June 30, 2008 compared to cash provided by operating activities of $121,075 during the six months ended June 30, 2007. The $170,543 decrease in the six months ended June 30, 2008 resulted primarily from the $590,000 increase in accounts receivable.

Cash flows from financing activities was $155,000 for the six months ending June 30, 2008 compared to cash used of $91,329 for the six months ended June 30, 2007, respectively. The $246,329 increase consisted of a $100,000 loan from one of our suppliers and a $55,000 advance from our chief executive officer offset by a payment of $91,329 in the six months ended June 30, 2007..

Our working capital position at June 30, 2008 was ($2,154,214) compared to ($2,076,093) at December 31, 2007. The decrease in our working capital position is primarily due to our accrual of $205,000 for a lawsuit settlement in the first quarter of 2008 (see Note 6 to the consolidated financial statements included herein).

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

As we have had cumulative losses and there is no assurance of future taxable income, valuation allowances have been recorded to fully offset the deferred tax asset at June 30, 2008 and December 31, 2007.

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

ITEM 3. Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and acting Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were in legal proceedings with the previous owners of COF over the re-purchase by them of the COF operations. On May 6th, 2005 Christophers’ Original Formulas, SFMB, Inc., Robert C Scott, Norman Bacala, and Ruth Christopher filed a complaint against Vital Living, Inc., Natures Systems, Inc., James R. Jeppson, Stuart Benson, and Donald Hannah in the Third Judicial District Court for Salt Lake county, State of Utah. The Complaint alleged damages in excess of $400,000 relating to alleged breaches of a Settlement and a Release Agreement dated July 9th, 2004. Vital Living and the other defendants have filed a Motion to Dismiss the action based on a variety of legal theories. In the second quarter of 2008 the lawsuit was dismissed by the Third Judicial District Court for lack of action by the plaintiffs.

In October 2006, Timekeeping systems, Inc. (“TKI”) filed suit against us alleging that we conspired with Mitch Fineglass, our former COO, to hide certain assets for the purpose of frustrating TKI’s efforts to collect on TKI’s judgment against Mr. Feinglass in Ohio. Specifically TKI alleges that we paid certain consulting fees to two companies allegedly controlled, which TKI claims were offshore operations. TKI alleges that these funds should have been paid to Mr. Feinglass directly, and the paying them to the purported offshore entities amount to a “conspiracy to commit a fraudulent conveyance.” TKE seeks damages against the company in an amount equal to TKI’s Ohio judgment of $105,000 plus interest for 6 years 1t 10%, attorney’s fees, and costs. In March 2007, we agreed to settle this lawsuit for $205,000 and began making payments or $2,000 per month in June 2008,.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2008 there was no stock issued by the Company.

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

Date: September 5, 2008

By:	/s/ Stuart A. Benson
Stuart A. Benson, Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)