Form 10KSB/A
period 2007-12-31
VITAL LIVING INC
filed 2008-10-06
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-KSB/A
(Amendment No. 2)

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

VITAL LIVING, INC.
ANNUAL REPORT ON FORM 10-KSB/A
AMENDMENT NO. 2
FOR THE YEAR ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

PART II.

ITEM 8A(T).	CONTROLS AND PROCEDURES

PART III.

ITEM 13.	EXHIBITS

SIGNATURES

EXPLANATORY NOTE

Vital Living, Inc., a Nevada corporation, is filing this Amendment No. 2 on Form 10-KSB/A to amend our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on April 15, 2008, as amended by Amendment No. 1 on Form 10-KSB/A, as filed with the Commission on June 10, 2008. The purpose of this Amendment No. 2 is to revise our discussion of the effectiveness of our disclosure controls and procedures as of December 31, 2007, and to include our management’s annual report on internal control over financial reporting included in Part II, Item 8A(T).

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the complete text of Part II, Item 8A(T) has set forth in this Amendment No. 2, including those portions of Item 8A which have not been modified from the original 10-KSB, as amended by Amendment No. 1. As a result of these modifications, the certifications pursuant to the Sarbanes-Oxley Act of 2002, filed as exhibits 31.1 and 32.1 have been re-executed and re-filed as of the date of this Amendment No. 2.

Except with respect to our discussion of our disclosure controls and procedures and annual report on the effectiveness of our internal control over financial reporting as set forth in Part II, Item 8A(T) and the required revision to Exhibit 31.1, we have not modified or updated any of our prior disclosure from the original 10-KSB or exhibits thereto, as amended by Amendment No. 1., and this Amendment No. 2 does not reflect the occurrence of any events following the date of Amendment No. 1. Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original 10-KSB and Amendment No. 1.

PART II.
Item 8A(T). Controls and Procedures

Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer, who is also our Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2007, pursuant to Rule 13a-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures, include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective at a reasonable assurance level. In reaching this conclusion, the Chief Executive Officer and Acting Chief Financial Officer noted that we failed to include in our Annual Report a report by management on the Company’s internal control over financial reporting and that the certification contained in Exhibit 31.1 of the Annual Report did not include the required certification relating to the Company’s internal controls over financial reporting as required by applicable SEC regulations. We are currently reviewing our disclosure controls and procedures to correct the deficiency that led to this omission and expect to implement changes in the near term.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that are intended to:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit reparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-KSB for the year ended December 31, 2007, management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Acting Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of December 31, 2007. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management's report in this annual report.
3

PART III.
Item 13. Exhibits.

(b) Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________________________________

4

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAL LIVING, INC.

/s/ STUART A. BENSON
Stuart A. Benson President and Chief Executive Officer, Acting Chief Financial Officer

Date: October 6, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Stuart A. Benson	President, Chief Executive Officer, Acting Chief Financial Officer, and Director (Principal Executive Officer)	October 6, 2008
Stuart A. Benson

/s/ Michael Cardamone	Director	October 6, 2008
Michael Cardamone

5