Form 10KSB/A
period 2007-12-31
VITAL LIVING INC
filed 2008-11-26
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-KSB/A
(Amendment No. 3)

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

State issuer’s revenue for the most recent fiscal year: $2,224,000.

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

VITAL LIVING, INC.
ANNUAL REPORT ON FORM 10-KSB/A
FOR THE YEAR ENDED DECEMBER 31, 2007

Regarding Forward-Looking Statements

The statements contained in this report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations, “ “anticipation, “ “intentions, “ “beliefs, “ or “strategies” regarding the future. Forward looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2006 and thereafter; future products or product development; our product development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Business - Risk Factors. “

EXPLANATORY NOTE

Vital Living, Inc., a Nevada corporation, is filing this Amendment No. 3 on Form 10-KSB/A to amend and restate our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on April 15, 2008, as amended by Amendment No. 1 on Form 10-KSB/A, as filed with the Commission on June 10, 2008, and Amendment No. 2 on Form 10-KSB/A, as filed with the Commission on October 6, 2008. We are filing this Amendment No. 3 in response to certain comments raised by the Commission.

The certifications pursuant to the Sarbanes-Oxley Act of 2002, filed as exhibits 31.1 and 32.1 have been re-executed and re-filed as of the date of this Amendment No. 3.

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

Dream Protein™ is a whey protein highly concentrated formula, consisting of proprietary hormone free, ultra-lowtemp™ whey protein isolate. We start with hormone free whey from cows that are “meadow fed” and not given any rBGH or BST hormones. Dream Protein is also made with an Ultra-Low Temp™ process in which the protein is not denatured (damaged) from an extensive heat treatment.

Complete Essentials™ is a ultra pure omega 369 dietary supplement that contains essential fatty acids derived from organic flaxseed oil, borage seed oil, and deep sea cold water fish oil. Because the human body cannot manufacture essential fatty acids on its own, our unique dietary supplement is a blend of healthy oils designed to satisfy an individual’s need for essential fatty acids.

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

We believe that flexibility and innovation with respect to new products are crucial factors in remaining competitive in the nutritional supplements and nutraceuticals markets and being able to produce the most effective products, which healthcare practitioners will be willing to prescribe for their patients for specific conditions. By monitoring market trends and avoiding short-lived “fad” products, we attempt to anticipate healthcare practitioners demand for certain product categories. Maintaining flexibility is a key to enabling us to capitalize on emerging sciences relative to nutritional products as well as shifts in consumer needs.

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

We plan to continue our acquisition strategy in the future. In particular, we intend to focus on candidates that have strong relationships with key vendors or have established complimentary distribution channels or customers. We believe that a number of factors will facilitate our acquisition strategy, including the following:

•	the highly fragmented composition of the nutritional supplement and nutraceuticals markets;

•	our status as a public corporation;

•	a decentralized management strategy, which facilitates the acquired company’s management remaining involved in operations should they desire to do so; and

•	the ability of our management to identify acquisition opportunities. Trademarks and Patents.

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

Governmental Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale [hereafter, collectively “sale” or “sold”] of dietary and nutritional supplements, such as those sold by us, are subject to regulation by one or more federal agencies, principally the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, and to a lesser extent, the Consumer Product Safety Commission and the U.S. Department of Agriculture. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States. Among other matters, regulation by the FDA and FTC covers product safety and claims made with respect to a product’s ability to provide health-related benefits.

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

The Dietary Supplement Health and Education Act, or DSHEA, was enacted in 1994, amending the Federal Food, Drug, and Cosmetic Act, or FFD&CA. We believe the DSHEA is generally favorable to consumers and to the dietary supplement industry. DSHEA establishes a statutory class of “dietary supplements,” which includes vitamins, minerals, herbs, amino acids, and other dietary ingredients for human use to supplement the diet. Dietary ingredients on the market as of October 15, 1994 do not require the submission by the manufacturer or distributor to the FDA of evidence of a history of use or other evidence of safety establishing that the ingredient will reasonably be expected to be safe, but a dietary ingredient that was not on the market as of October 15, 1994 may need to be the subject of such a submission to FDA at least 75 days before marketing. Among other things, the DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as “food additives” and allows the use of statements of nutritional support on product labels. The FDA has issued proposed and final regulations in this area and indicates that further guidance and regulations are forthcoming. We cannot assure you that the FDA will accept the evidence of safety for any new dietary ingredient that we may decide to use and the FDA’s refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring FDA pre-approval based on newly conducted, costly safety testing. In addition, while the DSHEA authorizes the use of statements of nutritional support or “structure/function claims in the labels and labeling of dietary supplements, the FDA is required to be notified of such statements. We cannot assure you that the FDA will not consider particular labeling statements used by us to be drug claims rather than acceptable statements of nutritional support, thereby necessitating approval of a costly new drug application, or re-labeling to delete such statements. We do believe, however, that we substantially comply with the regulations promulgated under DSHEA with regard to labels and labeling of our dietary supplements.

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

The FFD&CA also authorizes the FDA to promulgate good manufacturing practices, or GMP, standards for dietary supplements, which require special quality controls for the manufacture, packaging, storage, and distribution of supplements. The final version of FDA’s GMP regulation has not been published. We believe however, that we will be in substantial compliance with the regulations once they are issued. We contractually require that any independent third party manufacturers doing business with us comply with all existing, or to be promulgated, regulations. The FFD&CA further authorizes the FDA to promulgate regulations governing the labeling of dietary supplements, including claims for supplements pursuant to recommendations made by the Presidential Commission on Dietary Supplement Labels. These rules, which were issued on or after September 23, 1997, entail specific requirements relative to the labeling of our dietary supplements. The rules also require additional record keeping and claim substantiation, reformulation, or discontinuance of certain products, which would be a material expense to us.

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

We plan to continue to review opportunities to buy other businesses that would expand our product offerings, enhance our product distribution, expand the geographical breadth of our markets, or otherwise offer other growth opportunities. In the past two years, we have acquired three businesses, and we may acquire additional businesses in the future. If we make any future acquisitions, we may issue stock that would dilute existing stockholders’ percentage ownership, incur substantial debt, or assume contingent liabilities. Acquisitions involve numerous risks, including the following:

•	problems integrating the purchased products, operations, personnel, distribution channels, and systems with our own;

•	unanticipated costs or undisclosed liabilities associated with the acquisition;

•	diversion of management’s attention from our existing businesses;

•	potential compliance issues with regard to acquired companies that did not have adequate internal controls;

•	adverse effects on existing business relationships with suppliers distributors, and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees and customers of purchased organizations.

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

We rely on others for our production, and any interruptions of these arrangements could disrupt our ability to fill our customers’ orders.

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

Our failure to comply with applicable laws could subject us to severe legal sanctions, which could have a material adverse effect on our business and results of operations. The regulatory environment in which we operate could change and such regulatory environment, or any specific action taken against us, could result in a material adverse effect on our business and operations. A state could interpret claims presumptively valid under federal law as illegal under that state’s regulations, and future FDA regulations or FTC decisions could restrict the permissible scope of such claims. Any such proceedings or investigations or any future proceedings or investigations could have a material adverse effect on our business or operations.

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

We are heavily dependent upon Stuart A. Benson, our President, Chief Executive Officer and acting Chief Financial Officer. We have entered into employment agreements with Mr. Benson and Mr. Linn that provide for him to be employed by us through December 2008. The agreements, however, cannot assure us of their continued service. The loss of Mr. Benson could have a material adverse effect on us. Under the terms of Mr. Benson’s employment agreement, we obtained “key-man” insurance policy for Mr. Benson in the amount of $500,000. We are the beneficiary of this policy.

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

	High	Low
Year ended December 31, 2006:

First quarter	$0.05	$0.036
Second quarter	$0.05	$0.05
Third quarter	$0.005	$0.005
Fourth quarter	$0.005	$0.005

Year ended December 31, 2007:

First quarter	$0.015	$0.008
Second quarter	$0.010	$0.005
Third quarter	$0.008	$0..003
Fourth quarter	$0.005	$0.003

Year ended December 31, 2008:

First quarter (through March 30, 2008)	$0.015	$0.003

On March 30, 2008, the closing price of our stock was $0.003 and we had 460 record holders of our common stock.

Item 6. Management’s Discussion and Analysis

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

Results of Operations

Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

The following sets forth selected financial data and its percentage of net sales for the years ended December 31, 2007 and 2006:

	2007		2006		Increase
	Amount	%	Amount	%	(Decrease)
Revenue	$2,224,000	100.0%	$4,941,000	100.0%	$(2,717,000)
Cost of goods sold	1,170,000	52.6%	2,255,000	45.6%	(1,085,000)
Gross profit	1,054,000	47.4%	2,686,000	54.4%	(1,632,000)
Administrative expenses
Salaries and benefits	704,000	31.7%	816,000	16.5%	(112,000)
Professional and consulting fees	730,000	32.8%	492,000	10.0%	238,000
Selling, general and administrative	672,000	30.2%	1,014,000	20.5%	(342,000)
Research and development	-	-	151,000	3.1%	(151,000)
Depreciation and amortization	155,000	7.0%	11,000	0.2%	144,000
Total	2,261,000	101.7%	2,484,000	50.3%	(223,000)
Net income (loss) from operations	(1,207,000)	(54.3)%	202,000	4.1%	(1,409,000)

Other income (expense)
Interest expense, net	(1,239,000)	(55.7)%	(1,192,000)	(4.1)%	(47,000)
Gain on issuance of common stock for accrued research and development	-	-%	500,000	10.1-%	(500,000)
Gain on settlement of accounts payable, trade	-	-%	402,000	8.1%	(402,000)
Other income (expense), net	(14,000)	(0.6-)%	6,000	0.1%	(20,000)
Net loss from continuing operations	$(2,460,000)	(110.6)%	$(82,000)	(1.7)%	$(2,378,000)

Revenue

Total revenue for the year ended December 31, 2007 was $2,224,000 compared with $4,491,000 for the year ended December 31, 2006, a decrease of $2,717,000. This decrease is primarily due to an arrangement with NutraCea. Beginning in June 2007, we permitted NutraCea to directly service certain of the Company’s customers to facilitate a potential transaction with NutraCea and to avoid product shortages and service interruptions while the Company was short on cash and unable to service our customers or purchase goods for resale. We estimate the lost gross profit to us as a result of this arrangement was approximately $1,167,000 during the twelve months ended December 31, 2007.

Cost of goods sold and gross profit

Cost of goods sold for the year ended December 31, 2007 was $1,170,000 compared with $2,255.000 for the year ended December 31, 2006, a decrease of $1,085,000. This decrease corresponds to the decrease in sales. The gross profit percentage for the year ended December 31, 2007 was 47.4%, compared with 54.4% for the year ended December 31, 2006, The decrease in our gross margins is the result of increased cost of materials which could not be passed on to our customers.

Administrative expenses

Salaries and benefits

Salary and benefits for the year ended December 31, 2007 was $704,000 compared with $816,000 for the year ended December 31, 2006, a decrease of $112,000. This decrease was the result of effect of the departure of all our full-time employees except our CEO, Stuart Benson.

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

Net loss from continuing operations

Our net loss for the year ended December 31, 2007 was $2,460,000 compared with $82,000 net profit for the year ended December 31, 2006, an increase of $2,378,000. This increse resulted from the combination of a $1,632,000 decrease in gross profit from our DFN subsidiary; a decrease of $500,000 from the exchange of common stock for the research and development liability; a decrease of $402,000 for the gain on settlement of accounts payable; an increase in depreciation and amortization of $144,000; and an increase of $238,000 in professional fees, offset by a decrease of $112,000 in salaries and benefits; a $342,000 decrease in Selling, General, and Administrative costs, and a $151,000 decrease in research and development costs;

Liquidity and Capital Resources

At December 31, 2007, we had $14,000 in cash.

Cash flows used in continuing operating activities were $329,000 and $164,000 in 2007 and 2006, respectively. This $165,000 increase in the amount of cash used in operations was primarily due to our $2,378,000 increased net loss offset by a $242,000 net increase in adjustments to reconcile net loss to cash used in operations and a $1,971,000 net increase in cash provided by the change in operating assets and liabilities.

Cash flows provided by financing activities was $316,000 in 2007, the result of issuing a note payable of $407,000 to our CEO offset by making a $100,000 payment ($91,000 principle plus accrued interest) on a note payable related to licensing agreements entered into in 2006.

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

Recent accounting pronouncements

FIN 48 In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings, goodwill, deferred income taxes and income taxes payable in the Consolidated Balance Sheets. The Company does not expect that the adoption of FIN 48 will have a significant impact on the financial statements of the Company.

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

In connection with the preparation of this Annual Report on Form 10-KSB for the year ended December 31, 2007, our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our Chief Executive Officer and Acting Chief Financial Officer concluded that the design and operation of our internal controls and procedures are ineffective as of December 31, 2007. The Company's limited resources has caused the Company to reduce significantly its staff and is unable to adequately segregate duties. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Stuart A. Benson has served as our Chairman of the Board since November, 2005 and as our Chief Executive Officer since January 2004 and our President since March 2002. Mr. Benson also served as our Vice Chairman of the Board of Directors from March 2002 through January 2004 and our Executive Vice President from June 2001 until March 2002. From March 1997 until June 2001, Mr. Benson served as Chairman of the Board and Chief Executive Officer of Custom Food Concepts, Inc., a privately held company that operated a chain of restaurants in southern California. He has also served in both public and private companies as Chief Executive Officer and Chairman of the Board, including such companies as The Great Earth Vitamin Store chain and Nathan’s Famous Inc., where he served as their Chairman of the Executive Committee, Chairman of the Board, President, and Chief Executive Officer. He is a member of UJA and ADL, sponsor of CBA (Caring for Babies with Aids), past Chairman of the 5 Towns United Fund Red Feather Ball, and has successfully organized numerous functions for the Reno, Nevada chapter of the Make A Wish Foundation. In May 2002, Mr. Benson filed for personal bankruptcy, primarily as a result of federal tax liens relating to certain real estate syndication activities in the 1980’s. These liens relate to approximately $900 million of recaptured phantom income attributable to Mr. Benson and his affiliates, as the general partner of various real estate syndication programs and partnerships, as well as $900,000 of other claims and judgments. In 1995, other IRS liens, relating to similar real estate syndication activities, were discharged by Mr. Benson in a prior personal filing under Chapter 7. The current bankruptcy filing is unrelated to Mr. Benson’s activities with us, and we do not believe that this filing will impact Mr. Benson’s ability to perform his duties as an officer and director in any material fashion.

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

SUMMARY COMPENSATION TABLE

	Annual Compensation (1)
Name and Principal Position	Year	Salary ($)	Bonus ($)		Options (#)	Other Compensation($)

Stuart A. Benson Chief Executive Officer, President, and Director	2007 2006	$280,000 250,000	- $100,000	(2)	–	$12,000 13,000

Gregg A. Linn Chief Operating Officer and Chief Financial Officer	2007 2006	$254,000 220,000	$50,0000	(3)	–	$3,000 11,000
__________________

(1)	The officers also received certain perquisites, the value of which did not exceed the lesser of $50,000 or 10% of the officer’s compensation during fiscal 2005.

(2)	Represents performance bonus for 2006.

(3)	Represents performance bonus for 2006.

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

Employment Agreements

On February 15, 2005, we entered into an employment agreement dated as of January 1, 2005 with Stuart Benson providing for the employment of Mr. Benson as the President and Chief Executive Officer of our company. On February 15, 2005, we entered into an employment agreement dated as of January 1, 2005 with Gregg A. Linn providing for the employment of Mr. Linn as the Chief Financial Officer of our company. We amended Mr. Linn’s agreement during January 2006 in connection with his appointment as our Chief Operating Officer and Chief Financial Officer. The employment agreements have initial terms of three years each, and both are subject to automatic renewal for successive one-year periods. Mr. Linn resigned his positions in April 2007.

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

Indemnification Under our Certificate of Incorporation and Bylaws

Our certificate of incorporation provides that no director will be personally liable to our company or its stockholders for monetary damages for breach of a fiduciary duty as a director, except to the extent such exemption or limitation of liability is not permitted under the Nevada General Corporation Law. The effect of this provision in the certificate of incorporation is to eliminate the rights of our company and its stockholders, either directly or through stockholders’ derivative suits brought on behalf of our company, to recover monetary damages from a director for breach of the fiduciary duty of care as a director except in those instances described under the Nevada General Corporation Law. In addition, we have adopted provisions in our bylaws and entered into indemnification agreements that require us to indemnify our directors, officers, and certain other representatives of our company against expenses and certain other liabilities arising out of their conduct on behalf of our company to the maximum extent and under all circumstances permitted by law. Indemnification may not apply in certain circumstances to actions arising under the federal securities laws.

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

(2)
Includes, when applicable, shares owned of record by such person’s minor children and spouse and by other related individuals and entities over whose shares of common stock such person has custody, voting control, or power of disposition. Also includes shares of common stock that the identified person had the right to acquire within 60 days of December 31, 2007 by the exercise of vested stock options or warrants or the conversion of other securities.

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

4.18	Stockholders’ Agreement, dated August 20, 2003, by and between Vital Living, Inc., Bradley D. Edson, Stuart A. Benson, Donald Hannah, SkyePharma PLC, Fifth Avenue Capital, Inc. and Stephen Morris (5)
4.19	Registration Rights Agreement, dated as of August 20, 2003, by and between Vital Living, Inc. and SkyePharma PLC (5)
4.22	Form of Securities Purchase Agreement for December 2003 private offering (6)
4.23	Form of Senior Secured Convertible Note issued in December 2003 private offering (6)
4.24	Form of Warrant issued in December 2003 private offering (6)
4.25	Form of Warrant issued in 2003 offering of senior convertible promissory notes (6)
4.26	Form of Security Agreement for December 2003 private offering (6)
4.27	Form of Registration Rights Agreement for December 2003 private offering (6)
4.28	Form of Escrow Agreement for December 2003 private offering (6)
4.29	Form of Purchase Agreement for March 2004 private offering (11)
4.30	Form of Securities Purchase Agreement for June 2004 private offering (11)
4.31	Form of Series G Warrant (11)
4.32	Form Series H Warrant (11)
4.33	Form of Registration Rights Agreement for June 2004 private offering (11)
4.34	Asset Purchase Agreement, dated September 30, 2004, among Vital Living, Inc., MAF BioNutritional, LLC and Radha Krishna Heartly Blessings, Inc. (12)
10.1	2001 Stock Option Plan (1)
10.17	Warrant Agreement, dated November 20, 2002, between Vital Living, Inc. and Stuart A. Benson (7)
10.18	Amendment No. 1 to Warrant Agreement between Vital Living, Inc. and Stuart A. Benson (4)
10.19	Amendment No. 2 to Warrant Agreement between Vital Living, Inc. and Stuart A. Benson (10)

Exhibit No.	Description
10.26	Warrant Agreement, dated April 16, 2003, between Vital Living, Inc. and Stephen Songsheng Chen (4)
10.33	Asset Purchase Agreement, dated as of June 20, 2003, among Vital Living, Inc., Nature’s Systems, Inc., Christopher’s Original Formulas, Inc., Robert C. Scott and James R. Jeppson (8)
10.34	Form of Escrow Agreement, dated August 20, 2003, between Vital Living, Inc., E-Nutraceuticals, Inc., Stephen Morris and Mercantile National Bank – California, as escrow agent (5)
10.35	Development and License Agreement, dated as of December 28, 2001, between E-Nutraceuticals, Inc. and SkyePharma PLC (5)
10.36	Amendment No. 1, dated as of August 20, 2003, to Development and License Agreement by and among Vital Living, Inc., E-Nutraceuticals, Inc., Jagotec AG and SkyePharma PLC (5)
10.37	Stock Purchase Agreement, dated as of October 14, 2003, among Vital Living, Inc. and the stockholders set forth on the signature page attached thereto (9)
10.42	Form of Indemnification Agreement between the Company and each of Stuart A. Benson, Donald C. Hannah, Carson E. Beadle, and Michael Ashton (2)
10.42.1	Schedule of Indemnification Agreements in the form of Exhibit 10.42, including material detail in which such documents differ from Exhibit 10.42 (2)
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

Date: November 26, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Stuart A. Benson	President, Chief Executive Officer, acting	November 26, 2008
Stuart A. Benson	Chief Financial Officer, and Director (Principal Executive Officer)

/s/ Michael Cardamone	Director	November 26, 2008
Michael Cardamone

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vital Living, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Vital Living, Inc and Subsidiaries as of December 31, 2007 (re-stated), and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Vital Living, Inc. as of December 31, 2006 were audited by other auditors, whose report dated March 27, 2007 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Living, Inc and Subsidiaries as of December 31, 2007 (re-stated), and the related statements of operations, stockholders’ equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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
May 23, 2008

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

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,459,811)	$(82,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	154,643	11,287
Interest and amortization of costs associated with senior convertible notes	679,372	679,372
Gain on issuance of common stock for accrued research and development	-	(500,000)
Amortization of restricted common stock, options and warrants issued for	-	6,179
Loss on sale of marketable securities	-	-
Loss on disposal of marketable securities	-	-
Loss on disposal of assets	13,857	-
Allowance for doubtful accounts	(50,000)	-
Inventory reserve	(360,363)	-
Change in operating assets and liabilities:
Accounts receivable, trade	517,092	(536,526)
Inventory	392,097	78,848
Prepaid expenses and other current assets	34,941	60,945
Accounts payable, trade	(225,114)	(379,046)
Accrued liabilities	974,282	497,133
Net cash provided /(use)d in operating activities	(329,004)	(163,924)

Cash flows from investing activities:
Cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Issuance of note payable to officer	407,000	-
Payment on notes payable	(91,329)	-
Cash used by financing activities	315,671	-

Net decrease in cash	(13,333)	(163,924)
Cash at beginning of period	27,669	191,593
Cash at end of period	$14,336	$27,669

See accompanying notes to consolidated financial statements.

Vital Living, Inc.
Consolidated Statements of Cash Flows
(continued)

	Year Ended December 31,
	2007	2006
Supplemental cash flow information
Interest paid	$1,912	$2,289

Non cash investing activities
Issuance of common stock for interest	$-	$512,168

See accompanying notes to consolidated financial statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

					Additional Paid-in-	Stock, Options		Accumulated Other
	------------ Preferred Stock		-------- Common Stock -----		Capital, Common and	and Warrants	Treasury	Comprehensive	Accumulated	Total Stockholders
	Shares	Par Value	Shares	Par Value	Preferred	Unamortized	Stock	Income (Loss)	Deficit	Equity (Deficit)
Balance December 31, 2005	1,000,000	$1,000	112,125,000	$112,124	$87,899,617	$(609,016)	$(72,280)	$(48,912)	$(88,582,099)	$(1,299,566)

Common stock issued for services	—	—	95,000	25	2,105	—	—	—	—	2,130
Common stock issued for payment of interest on SR Secured Notes	—	—	39,964,000	40,271	477,114	—	—	—	—	517,385
for research and developemnent	—	—	12,500,000	12,500	237,500	-	—	—	-	250,000
penalty due on timely registration of stock in 2004	—	—	307,000	70	2,910	-	—	—	-	2,980
Recovery of stock issued in 2004 private placement			(432,000)	(432)						(432)

Net loss	—	-	—	-	-	-	-	-	(82,116)	(82,116)

Balance December 31, 2006	1,000,000	$1,000	164,559,000	$164,558	$88,619,246	$(609,016)	$(72,280)	$(48,912)	$(88,664,215)	$(609,619)
		-	—	—	—	—	—	—
Net loss	—	-	—	-	-	-	-	-	(2,459,811)	(2,459,811)

Balance December 31, 2007	1,000,000	$1,000	164,559,000	$164,558	$88,619,246	$(609,016)	$(72,280)	$(48,912)	$(91,124,026)	$(3,069,430)

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

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Vital Living, Inc. and Subsidiaries
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

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components within the financial statements. Other comprehensive income consists of charges to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income. Our other comprehensive income consists of unrealized gains and losses on available for sale securities and foreign currency translations. We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

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

Recent accounting pronouncements

FIN 48 In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings, goodwill, deferred income taxes and income taxes payable in the Consolidated Balance Sheets. The Company does not expect that the adoption of FIN 48 will have a significant impact on the financial statements of the Company.

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

Note 5 - Intangible assets

Intangible assets consisted of the following at December 31, 2007:

Un-Amortizable intangible assets
Goodwill	$2,491,416

	Gross Carrying	Accumulated Amortization	Net Carrying
Amortizable intangible assets	Amount	and Impairment	Amount

License agreements	750,000	(150,000)	600,000
Trademarks and patents	20,491	(9,452)	11,039

Total amortizable intangible assets	$770,491	$(159,452)	$611,039

	Estimated	Accumulated
	Amortization	Amortization
	Expense	Expense

For the year ended December 31, 2008	$151,380	$310,832
For the year ended December 31, 2009	$151,380	$462,212
For the year ended December 31, 2010	151,380	613,592
For the year ended December 31, 2011	151,380	764,972
For the year ended December 31, 2012	1,380	766,352
For the year ended December 31, 2013	1,380	767,732
For the year ended December 31, 2014	1,380	769,112
For the year ended December 31, 2015	1,379	770,491
For the year ended December 31, 2016	-	770,491
For the year ended December 31, 2017	-	770,491
Totals	$611,039	$770,491

Amortization expense was $151,367 and $1,367 for the years ended December 31, 2007 and 2006, respectively.

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

We agreed to include the additional shares of common stock that are now issuable upon conversion of the outstanding Secured Notes as a result of the reduction in the conversion price in the next registration statement we file with the Securities and Exchange Commission (“New Registration Statement”). The shares of common stock originally convertible under the Secured Notes are registered for resale under our Registration Statement on Form SB-2 (SEC File No. 333-111921) (“Registration Statement”), which was declared effective by the SEC on August 13, 2004. We are now entitled to pay all 12% interest due on the Secured Notes in either cash or shares of our common stock, at our sole option, commencing with the interest payment due in December 2004. We were originally required to pay the 12% interest on the senior convertible promissory notes at the rate of 8% per annum in cash and had the option to pay the remaining interest at the rate of 4% per annum in cash or shares of common stock. The shares of common stock representing the 4% interest payments are registered for resale under the Registration Statement. We have agreed to include the additional shares of common stock representing the 8% interest payments in the New Registration Statement; and all penalties that we were required to pay as a result of our failure to have the Registration Statement declared effective by April 15, 2004 will be payable by our in shares of common stock (“Penalty Stock”) at a price equal to $0.258. Such shares will be included on the New Registration Statement.

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	2007			2006
	Number		Exercise	Number		Exercise
	Granted	Fair Value	Price	Granted	Fair Value	Price
Options	-	$-	$-	-	$-	$0.00
	-	$-		-	$0

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

Summary of Options and Warrants

A summary of stock option activity for employees and directors for the years ended December 31 is as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Exercise	Shares	Exercise Price
Outstanding at beginning of	10,251,000	$0.09	13,801,000	$0.09
Granted	-		-
Cancelled	(3,750,000)		(3,550,000)
Exercised	-		-
Outstanding at end of period	6,501,000	$0.09	10,251,000	$0.09

Exercisable at end of period	6,501,000	$0.09	10,251,000	$0.09

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Information about warrants outstanding at December 31, 2006 is as follows:

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Warrants Outstanding & Exercisable
		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Shares	Contractual	Exercise
Prices	Outstanding	Life	Price
$0.01 - $0.35	27,423,000	3.10	$0.13
$0.54 - $1.00	125,000	1.98	$-
$1.30 - $1.65	3,450,000	2.52	$0.16
$2.00	582,000	1.42	$0.04
	31,580,000	3.00	$0.34

Note 10 - Income Taxes

Components of the deferred tax asset (liabilities) as of December 31 are as follows:

	2007	2006
Net operating loss carryforwards	$13,316,000	$12,496,000
Marketable securities	-	214,000
Accounts receivable	141,000	161,000
Deferred compensation	3,038,000	3,038,000
Inventories	144,000	0
Amortizable intangibles	14,799,000	14,861,000
Other temporary differences	20,000	20,000
	31,458,000	30,790,000
	(31,458,000)	(30,790,000)
Less valuation allowance	$-	$-

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

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Officers and Directors

During the first quarter of 2006, Mr. Benson and Gregg Linn, a former officer of our company, became aware of an opportunity for us to repurchase the notes from the holders of our Secured Notes and Series D Preferred Stock at a discount. Messrs. Benson and Linn made the opportunity available to our Board of Directors at a meeting held during June 2006. The Board of Directors confirmed with the officers that based on the limited cash resources of our company, that our company was unable to take advantage of the opportunity, but approved the officers of taking advantage of the opportunity to repurchase the Secured Notes and Series D Preferred Stock. In providing such approval, the Board of Directors considered various factors in permitting such purchase, including our company’s financial performance, cash deficiency, working capital deficit, and the approaching maturity of the Secured Notes. The Board of Directors also considered our company’s business outlook, and believed that if the officers were able to purchase the Secured Notes and Series D Preferred Stock, it would be more likely that our stockholders would receive a return on their investment through a change of control transaction rather than our company facing a foreclosure or other proceeding by the holders of the Secured Notes. Following such approval, Messrs. Benson and Linn formed VTLV LLC as the acquisition vehicle to purchase the Secured Notes and Series D Preferred Stock and discussed with Nutracea the possibility of borrowing money to consummate such purchase. Following such discussions, during June 2006 for an aggregate of $416,667, VTLV LLC purchased from SkyePharma an aggregate of $1,000,000 in principal amount of the Secured Notes and 1,000,000 shares of Series D Preferred Stock. The funds were provided to VTLV LLC as follows: NutraCea ($300,000 loan), Mr. Benson ($46,000), Mr. Linn ($46,000), and Scott Wilkinson, the former controller of the company ($25,000).

During November 2006, Mr. Benson formed VTLV II LLC to purchase additional Secured Notes. The funds were provided to VTLV II LLC as follows: NutraCea ($250,000 loan), and Mr. Benson ($827,000). During April 2007, for an aggregate of $1,076,988, VTLV II LLC purchased from nine holders of Secured Notes an aggregate of $1,942,755 in principal amount of the Secured Notes.

During 2006, $12,000 was either paid directly or amounts paid on behalf of Mr. Hannah, our former Chairman. These amounts were paid for services requested by management that were deemed outside the scope of his role as Chairman.

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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