Form 10-Q/A
period 2008-03-31
VITAL LIVING INC
filed 2008-11-26
CIK 1145700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

(561) 300-9022
(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange.

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

 EXPLANATORY NOTE

Vital Living, Inc., a Nevada corporation, is filing this Amendment No. 1 on Form 10-QSB/A to amend and restate our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on May 23, 2008. We are filing this Amendment No.1 in response to certain comments raised by the Commission.

The certifications pursuant to the Sarbanes-Oxley Act of 2002, filed as exhibits 31.1 and 32.1 have been re-executed and re-filed as of the date of this Amendment No. 1.

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

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Revenue, net	$806,511	$1,437,650
Cost of goods sold	303,570	626,545
Gross profit	502,941	811,105
Administrative expenses
Salaries and benefits	103,894	193,718
Professional and consulting fees	20,251	56,505
Selling, general and administrative	117,530	235,171
Research and development	-	-
Amortization	112,909	40,322
Total administrative expenses	354,584	525,716
Net income from operations	148,357	285,389
Other expense
Interest expense (net)	(311,273)	(313,643)
Settlement	(205,000)	-
Net loss available to common stockholders	$(367,916)	$(28,254)

Basic and diluted loss per share available
to common stockholders	$(0.00)	$(0.00)
Weighted average basic and diluted
common stock outstanding	164,559,000	164,559,000

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

	March 31,	March 31,
	2008	2007
Convertible preferred stock	1,000,000	1,000,000
Convertible debt	17,610,000	17,610,000
Warrants	31,680,000	31,580,000
Stock options	10,251,000	15,109,000
	60,541,000	65,299,000

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Un-audited)

Note 5 - Intangible assets

Intangible assets consisted of the following:

	March 31, 2008
Un-amortizable intangible assets-Goodwill	$2,491,416

Amortizable intangible assets	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
License agreement	$750,000	$(262,500)	$487,500
Trademarks and patents	20,491	(9,794)	10,697
Total amortizable intangible assets	$770,491	$(272,294)	$498,197

	December 31, 2007
Un-amortizable intangible assets-Goodwill	$2,491,416

Amortizable intangible assets	Gross carrying	Accumulated amortization	Net carrying
	amount	and impairment	amount
License agreement	$750,000	$(150,000)	$600,000
Trademarks and patents	20,491	(9,451)	11,040
Total amortizable intangible assets	$770,491	$(159,451)	$611,040

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

In connection with the Company’s purchase of MAF in late 2002, the Company signed a document title “Unlimited Continuing Guaranty” (“Guaranty”) under which we agreed to unconditionally perform all of MAF’s obligations under an SBA loan. This document was prepared by MAF’s counsel for the purpose of inducing the Commerce Bank (“Commerce”) to approve the sale of MAF to Vital Living, Inc. which required Commerces’ express approval under the terms of the SBA loan. Ultimately, MAF never sought Commerces’ approval, this document was never delivered to Commerce, and we assumed that the Guaranty had been discarded. In September 2004 we ceased making payments against the SBA loan (see above) and eventually Commerce began pursuing William Coppel (former owner of MAF, and an officer of VLI for a time after the acquisition of MAF before leaving the Company). In July 2006, Coppel, through counsel, wrote a letter to the Company demanding that the Company honor the Guaranty and satisfy his indebtedness under the SBA loan. The Company responded to the demand, outlining the reasons why the Guaranty is unenforceable and noting that the Company has a potential counterclaim against Mr. Coppel based upon his breaches of the separation agreement in connection with his resignation. Since the Company’s response in August 2006, Mr. Coppel has not made any further efforts to enforce the purported Guaranty against the company. TKE seeks damages against the company in an amount equal to TKI’s Ohio judgment of $105,000 plus interest for 6 years at 10%, attorney’s fees, and costs. In March 2007, we agreed to settle this lawsuit for $205,000 and are currently finalizing the settlement agreement.

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

Note 10 - Related Party Transactions

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

Revenue, net:

Revenue for the quarter ended March 31, 2008 was $806,511 compared with $1,437,650 for the quarter ended March 31, 2007, a decrease of $631,139. This decrease is attributable to our inability to support our marketing channels due to diminished financial resources. However, the revenue of $806,511 for the three months ended March 31, 2008 is an increase over the prior three quarters; June 30, 2007 of $509,000, September 30, 2007 of $255,000, and December 31, 2007 of $22,000 primarily due to an arrangement with NutraCea. Beginning in June 2007, we permitted NutraCea to directly service certain of our customers to facilitate a potential transaction with NutraCea and to avoid product shortages and service interruptions while we were short on cash and unable to service our customers or purchase goods for resale. Beginning in February 2008, we were able to once again service our customers internally, thereby generating revenue. In addition, we initiated targeted marketing efforts in January 2008 that also served to reverse the trend of decreasing sales as compared to the preceding quarters. We estimate the lost gross profit to us as of result of this arrangement was approximately $29,000 and $0 for the three months ended March 31, 2008 and 2007, respectively.

Cost of Goods Sold and Gross Profit:

Cost of goods sold for the quarter ended March 31, 2008 was $303,570 compared with $626,545 for the quarter ended March 31, 2007, a decrease of $322,975. This decrease is the result of our lower sales and continued efforts to reduce product costs. Our gross margin in the quarters ended March 31, 2008 and 2007 was 62% and 56%, respectively.

Administrative Expenses:

Salaries and benefits for the quarter ended March 31, 2008 was $103,894 compared with $193,718 for the quarter ended March 31, 2007. This decrease of $89,824 is the result of the reduction of total employees from four in the prior quarter to two in the current quarter.

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

Cash flows provided from operating activities was $1,771 compared to cash used in operating activities of $30,075 during the three months ended March 31, 2008 and 2007, respectively. The $31,846 increase in the three months ended March 31, 2008 resulted primarily from the increase in accrued and other current liabilities.

Our working capital position at March 31, 2008 was ($2,257,282) compared to ($2,076,093) at December 31, 2007. The decrease in our working capital position is primarily due to our accrual of $205,000 for a lawsuit settlement in the first quarter of 2008 (see Note 6).

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

ITEM 3. Controls and Procedures.

Our Chief Executive Officer and Acting Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. In reaching this conclusion, the Chief Executive Officer and Acting Chief Financial Officer noted that the certification contained in this quarterly report did not include the language as required by applicable SEC regulations. We are currently reviewing our disclosure controls and procedures to correct the deficiency that led to this omission and expect to implement changes in the near term. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2006, Timekeeping systems, Inc. (“TKI”) filed suit against us alleging that we conspired with Mitch Fineglass, our former COO, to hide certain assets for the purpose of frustrating TKI’s efforts to collect on TKI’s judgment against Mr. Feinglass in Ohio. Specifically TKI alleges that we paid certain consulting fees to two companies allegedly controlled, which TKI claims were offshore operations. TKI alleges that these funds should have been paid to Mr. Feinglass directly, and the paying them to the purported offshore entities amount to a “conspiracy to commit a fraudulent conveyance.” TKE seeks damages against the company in an amount equal to TKI’s Ohio judgment of $105,000 plus interest for 6 years at 10%, attorney’s fees, and costs. In March 2007, we agreed to settle this lawsuit for $205,000 and are currently finalizing the settlement agreement.

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

Date: November 26, 2008

By:	/s/ Stuart A. Benson
Stuart A. Benson, Chief Executive Officer and Acting Chief Financial Officer