Form 10-Q/A
period 2008-06-30
VITAL LIVING INC
filed 2008-11-26
CIK 1145700

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

EXPLANATORY NOTE

Vital Living, Inc., a Nevada corporation, is filing this Amendment No. 1 on Form 10-QSB/A to amend and restate our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2008, as filed with the Securities and Exchange Commission on September 5, 2008. We are filing this Amendment No. 1 in response to certain comments raised by the Commission.

The certifications pursuant to the Sarbanes-Oxley Act of 2002, filed as exhibits 31.1 and 32.1 have been re-executed and re-filed as of the date of this Amendment No. 1.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

VITAL LIVING, INC. AND SUBSIDIARIES Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
Assets	(Unaudited)	(re-stated)
Current assets:
Cash	$109,198	$3,663
Restricted cash	10,677	10,673
Accounts receivable, trade, related party; net of allowance for doubtful accounts of $3,276 each period	1,010,900	539,391
Accounts receivable, trade	136,664	18,083
Prepaid expenses deposits	1,785	2,176
Total current assets	1,269,224	573,986

Other assets:
Property and equipment, net	-	66
Goodwill	2,491,416	2,491,416
License agreement, net of accumulated amortization of $375,000 and $150,000, respectively	375,000	600,000
Other intangibles, net	10,355	11,040
Total other assets	2,876,771	3,102,522

Total assets	$4,145,995	$3,676,508
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, trade	$549,175	$499,278
Accrued and other current liabilities	1,601,490	1,176,057
Due to officer	462,000	407,000
Notes payable	401,244	401,244
Long-term notes payable - current portion	409,529	166,500
Total current liabilities	3,423,438	2,650,079

Long-term debt, net of unamortized debt discount of $283072 and $622,758 respectively	3,943,374	3,603,688
Longterm notes payable, net of current portion	349,142	492,171
Total liabilities	7,715,954	6,745,938

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized:
Preferred stock - Series D, $0.001 par value, 1,000,000 shares authorized; 1,000,000 shares issued and
outstanding	1,000	1,000
Common stock, $0.001 par value, 500,000,000 shares authorized; 164,983,000 issued and 164,559,000 shares
outstanding, respectively	164,558	164,558
Additional paid-in capital	88,619,246	88,619,246
Stock, options, and warrants - unamortized	(609,016)	(609,016)
Treasury stock, 424,000 shares at cost	(72,280)	(72,280)
Accumulated other comprehensive loss	(48,912)	(48,912)
Accumulated deficit	(91,624,555)	(91,124,026)
Total stockholders’ equity	(3,569,959)	(3,069,430)

Total liabilities and stockholders’ equity	$4,145,995	$3,676,508

See accompanying notes to financial statements.

VITAL LIVING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue, net	$932,299	$509,398	$1,738,810	$1,947,048
Cost of goods sold	390,086	251,324	693,656	877,869
Gross profit	542,213	258,074	1,045,154	1,069,179
Administrative expenses
Salaries and benefits	102,938	299,019	206,832	492,737
Professional and consulting fees	31,179	98,976	51,430	155,481
Selling, general and administrative	118,421	107,543	235,952	342,714
Depreciation and amortization	112,841	37,715	225,750	78,037
Total administrative expenses	365,379	543,253	719,964	1,068,969
Net income from operations	176,834	(285,179)	325,190	210
Other expense (net)
Interest expense (net)	(309,445)	(298,132)	(620,718)	(611,775)
Lawsuit settlement		-	(205,000)	-
Loss on disposal of assets	-	(13,857)	-	(13,857)
Net loss available to common stockholders $	(132,611)	$(597,168)	$(500,528)	$(625,422)
Basic and diluted earnings (loss) per share
Basic earnings (loss) per share
available to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Fully diluted earnings (loss) per share
to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average basic
common stock outstanding	164,559,000	164,559,000	164,559,000	164,559,000
Weighted average fully diluted
common stock outstanding	164,559,000	164,559,000	164,559,000	164,559,000

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

. Vital Living, Inc. and Subsidiaries
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

Vital Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Un-audited)

Note 5 - Intangible assets

Intangible assets consisted of the following:

June 30, 2008
Un-amortizable intangible assets-Goodwill	$2,491,416

Amortizable intangible assets	Gross carrying amount	Accumulated amortization	Net carrying amount
License agreement	$750,000	$(375,000)	$375,000
Trademarks and patents	20,491	(10,136)	10,355
Total amortizable intangible assets	$770,491	$(385,136)	$385,355

December 31, 2007
Un-amortizable intangible assets-Goodwill	$2,491,416

Amortizable intangible assets	Gross carryingamount	Accumulated amortization and impairment	Net carrying amount
License agreement	$750,000	$(150,000)	$600,000
Trademarks and patents	20,491	(9,451)	11,040
Total amortizable intangible assets	$770,491	$(159,451)	$611,040

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

As a result of our review, the remaining goodwill was deemed to be fairly stated at June 30, 2008 and December 31, 2007. The goodwill of $2,491,416 is attributable to previous acquisitions as follows:

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

Note 11 - Related Party Transactions

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

Results of Operations

Quarter Ended June 30, 2008 Compared with the Quarter Ended June 30, 2007

The following sets forth selected financial data and its percentage of revenue for the comparative three months ended:

	June 30, 2008		June 30, 2007		Increase
	Amount	%	Amount	%	(Decrease)
Revenue, net	$932,299	100.0%	$509,398	100.0%	$422,901
Cost of goods sold	390,086	42.0%	251,324	49.0%	138,762
Gross profit	542,213	58.0%	258,074	51.0%	284,139
Administrative expenses
Salaries and benefits	102,938	11.0%	299,019	59.0%	(196,081)
Professional and consulting fees	31,179	3.0%	98,976	19.0%	(67,797)
Selling, general and administrative	118,421	13.0%	107,543	21.0%	10,878
Amortization	112,841	12.0%	37,715	7.0%	75,126
Total	365,379	39.0%	543,253	106.0%	(177,874)
Net income from operations	176,834	19.0%	(285,179)	-55.0%	462,013
Other expense
Interest expense (net)	(309,445)	-33.0%	(298,132)	-59.0%	(11,313)
Lawsuit settlement	0	0.0%
Loss on disposal of assets	-	0.0%	(13,857)	-3.0%	13,857
Net loss	$(132,611)	-14.0%	$(597,168)	-117.0%	$464,557

Revenue, net:

Revenue for the quarter ended June 30, 2008 was $932,299 compared with $509,398 for the quarter ended June 30, 2007, an increase of $422,901, primarily due to an arrangement with NutraCea. Beginning in June 2007, we permitted NutraCea to directly service certain of the Company’s customers to facilitate a potential transaction with NutraCea and to avoid product shortages and service interruptions while the Company was short on cash and unable to service our customers or purchase goods for resale. Beginning in February 2008, we began servicing those customers again.

Cost of Goods Sold and Gross Profit:

Cost of goods sold for the quarter ended June 30, 2008 was $390,086 compared with $251,324 for the quarter ended June 30, 2007, an increase of $138,762. This increase is the result of our incrreased sales and continued efforts to reduce product costs. Our gross margin in the quarters ended June 30, 2008 and 2007 was 58% and 51%, respectively.

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

Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007

The following sets forth selected financial data and its percentage of revenue for the comparative three months ended:

	June 30, 2008		June 30, 2007		Increase
	Amount	%	Amount	%	(Decrease)
Revenue, net	$1,738,810	100.0%	$1,947,048	100.0%	$(208,238)
Cost of goods sold	693,656	40.0%	877,869	45.0%	(184,213)
Gross profit	1,045,154	60.0%	1,069,179	55.0%	(24,025)
Administrative expenses
Salaries and benefits	206,832	12.0%	492,737	25.0%	(285,905)
Professional and consulting fees	51,430	3.0%	155,481	8.0%	(104,051)
Selling, general and administrative	235,951	14.0%	342,714	18.0%	(106,763)
Amortization	225,750	13.0%	78,037	4.0%	147,713
Total	719,963	42.0%	1,068,969	55.0%	(349,006)
Net income from operations	325,191	18.0%	210	0.0%	324,981
Other expense
Interest expense (net)	(620,718)	-36.0%	(611,775)	-31.0%	(8,943)
Lawsuit settlement	(205,000)	-12.0%
Loss on disposal of assets	-	0.0%	(13,857)	-1.0%	13,857
Net loss	$(500,527)	-29.0%	$(625,422)	-32.0%	$124,895

Revenue, net:

Revenue for the six months ended June 30, 2008 was $1,738,810 compared with $1,947,048 for the six months ended June 30, 2007, a decrease of $208,238. This decrease is primarily attributable to a decline of $223,000 in sales to our largest customer primarily due to an arrangement with NutraCea. Beginning in June 2007, we permitted NutraCea to directly service certain of our customers to facilitate a potential transaction with NutraCea and to avoid product shortages and service interruptions while we were short on cash and unable to service our customers or purchase goods for resale. Beginning in February 2008, we were able to once again service our customers internally, thereby generating revenue. We estimate the lost gross profit to us as of result of this arrangement was approximately $29,000 and $1,144,000 for the six months ended June 30, 2008 and 2007, respectively.

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

Net Loss:

Our net loss for the six months ended June 30, 2008 was $500,528 compared with $625,422 for the six months ended June 30, 2007, a decrease of $124,895. The decreased net loss resulted primarily from the $349,006 reduction in total operating expenses offset by $205,000 lawsuit settlement.

Liquidity and Capital Resources:

At June 30, 2008, we had cash of $109,198, and restricted cash of $10,677. The restricted cash is a compensating balance securing a corporate credit card.

Cash flows used in operating activities was $49,468 during the six months ended June 30, 2008 compared to cash provided by operating activities of $121,075 during the six months ended June 30, 2007. The $170,543 increase in the six months ended June 30, 2008 resulted primarily from the $590,000 increase in accounts receivable.

Cash flows from financing activities was $155,000 for the six months ending June 30, 2008 compared to cash used of $91,329 for the six months ended June 30, 2007, respectively. The $246,329 increase consisted of a $100,000 loan from one of our suppliers and a $55,000 advance from our chief executive officer offset by a payment of $91,329 in the six months ended June 30, 2007.

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

ITEM 3. Controls and Procedures.

Our Chief Executive Officer and Acting Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. In reaching this conclusion, the Chief Executive Officer and Acting Chief Financial Officer noted that the certification contained in this quarterly report did not include the language as required by applicable SEC regulations. We are currently reviewing our disclosure controls and procedures to correct the deficiency that led to this omission and expect to implement chnages in the near term. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2006, Timekeeping systems, Inc. (“TKI”) filed suit against us alleging that we conspired with Mitch Fineglass, our former COO, to hide certain assets for the purpose of frustrating TKI’s efforts to collect on TKI’s judgment against Mr. Feinglass in Ohio. Specifically TKI alleges that we paid certain consulting fees to two companies allegedly controlled, which TKI claims were offshore operations. TKI alleges that these funds should have been paid to Mr. Feinglass directly, and the paying them to the purported offshore entities amount to a “conspiracy to commit a fraudulent conveyance.” TKE seeks damages against the company in an amount equal to TKI’s Ohio judgment of $105,000 plus interest for 6 years at 10%, attorney’s fees, and costs. In March 2007, we agreed to settle this lawsuit for $205,000 and began making payments or $2,000 per month in June 2008.

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